Form 10-K405
period 1998-12-31
MIIX GROUP INC
filed 1999-03-31
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.

                       Commission File Number: 001-14593

                          THE MIIX GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                22-3586492
(State or other jurisdiction of incorporation or         (I.R.S. employer
                  organization)                        identification number)


               TWO PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
              (Address of principal executive offices and zip code)

                                 (609) 896-2404
              (Registrant's telephone number, including area code)
             Securities registered pursuant to Section 12(b) of the
                  Act: Common Stock, par value $.01 per share
        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES / /  NO /X/

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         No securities are held by non-affiliates of the Registrant.

         As of March 29, 1999, the number of outstanding shares of the Registrant's Common Stock was 10.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No proxy statement, annual report to security holders or prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference into this Report on Form 10-K.

THE MIIX GROUP, INC.
1998 FORM 10-K
TABLE OF CONTENTS


PART I...........................................................................................................   2

ITEM 1.        BUSINESS..........................................................................................   2
ITEM 2.        PROPERTIES........................................................................................  25
ITEM 3.        LEGAL PROCEEDINGS.................................................................................  25
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................  27

PART II..........................................................................................................  27

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................  27
ITEM 6.        SELECTED FINANCIAL DATA...........................................................................  27
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  28
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................  37
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................  37
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............  37

PART III.........................................................................................................  37

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................  37
ITEM 11.       EXECUTIVE COMPENSATION............................................................................  42
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................  47
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................  48

PART IV..........................................................................................................  48

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................  48

               SIGNATURES........................................................................................  50

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE....................................................................... F-1

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to: (i) the Company having sufficient liquidity and working capital; (ii) the Company's strategy to seek consistent profitable growth; (iii) the Company's ability to increase its market share;
(iv) the Company's ability to diversify its product lines; (v) the Company's ability to expand into additional states; (vi) the Company's avoidance of any material loss on collection of reinsurance recoverables; (vii) the continued adequacy of the Company's loss and LAE reserves and (viii) the Company's ability to consummate the underwritten Public Offering described herein. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

OVERVIEW

The MIIX Group, Incorporated ("The MIIX Group") was organized as a Delaware corporation in October 1997 and is currently a wholly owned subsidiary of the Medical Inter-Insurance Exchange of New Jersey, a New Jersey reciprocal insurer (the "Exchange"). The Exchange has adopted a plan of reorganization (the "Plan of Reorganization," and together with the transactions contemplated thereby, the "Reorganization"), pursuant to which the Exchange will reorganize as a stock insurer and become a wholly owned subsidiary of The MIIX Group. In connection with the Reorganization, up to 12,000,000 shares of Common Stock (the "Reorganization Shares") of The MIIX Group will be distributed to eligible current and former members of the Exchange ("Distributees").

As explained below, New Jersey State Medical Underwriters, Inc., a New Jersey corporation (the "Attorney-in-Fact"), carries out all the Exchange's operations pursuant to a management agreement. Upon the consummation of the Reorganization, the assets and liabilities of the Exchange (except for the Common Stock and cash to be distributed in the Reorganization) will be assumed by MIIX Insurance Company, a newly formed New Jersey stock insurer ("MIIX Insurance"), MIIX Insurance and the Attorney-in-Fact will become wholly-owned subsidiaries of The MIIX Group, and the Exchange will be dissolved. Therefore, for purposes of discussing business, strategies, risk factors, and other operational issues, throughout this Report, the term "Company" refers (i) at all times prior to the closing date of the Reorganization (the "Closing Date"), to the Exchange and its subsidiaries and the Attorney-in-Fact and its subsidiaries, collectively, and
(ii) at all times after the Closing Date, to The MIIX Group and its subsidiaries. However, the Exchange and the Attorney-in-Fact are currently distinct entities. When discussing historical financial information, throughout this Report, the term "Company" includes the Exchange and its subsidiaries but excludes the Attorney-in-Fact and its subsidiaries. The historical financial results of the Attorney-in-Fact are not significant in relation to the historical financial results of the Exchange.

For purposes of this Report, the term "Insurance Subsidiaries" refers, at all times prior to the Closing Date, to Lawrenceville Property and Casualty Co., Inc. ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and Lawrenceville Re, Ltd. ("Lawrenceville Re") and, at all times on or after the Closing Date, to MIIX Insurance, LP&C, Lawrenceville Re and MIIX New York.

Based on direct premiums written in 1997, the Company is the leading provider of medical professional liability insurance in New Jersey and is ranked 10th among medical professional liability insurers in the United States. The Company currently insures approximately 16,500 physicians and other medical professionals who practice alone, in medical groups, clinics or in other health care organizations. The Company also insures more than 198 hospitals, extended care facilities, HMOs and other managed care organizations. The Company's business has historically been concentrated in New Jersey but has expanded to other states in recent years. The Company currently writes policies in 20 states and the District of Columbia. In 1998, approximately 50% of the Company's total direct premiums written were generated outside of New Jersey. In addition to the Company's medical malpractice insurance operations, the Company also offers a broad range of complementary insurance products to its insureds and operates several fee-based consulting and other businesses.

Medical professional liability insurance, also known as medical malpractice insurance, insures the physician, other medical professional or health care institution against liabilities arising from the rendering of, or failure to render, professional medical services. Under the typical medical professional liability policy, the insurer also is obligated to defend the insured against alleged claims.

In 1997, total medical professional liability direct premiums written in the United States were approximately $5.9 billion, of which $299.3 million were written in New Jersey, according to data compiled by A.M. Best, an insurance rating agency. The Company's market share of such direct premiums written was 2.8% in the United States and 40% in New Jersey according to A.M. Best. In 1998, medical malpractice insurance accounted for approximately 92% of the Company's direct premiums written.

The Company had total revenues and net income of $264.9 million and $29.7 million, respectively, for 1998 and $190.4 million and $29.1 million, respectively, for 1997. As of December 31, 1998, the Company had total assets of $1.7 billion and total equity of $322.8 million.

The Exchange was organized as a New Jersey reciprocal insurance exchange in 1977. A New Jersey reciprocal insurance exchange is an entity that may be formed by persons seeking a particular type of insurance coverage. In the case of the Exchange, medical and osteopathic physicians formed the Exchange to provide medical malpractice insurance. Under New Jersey law, the business of a reciprocal insurance exchange must be conducted by a separate entity acting as the attorney-in-fact of such exchange.

The Attorney-in-Fact is a corporation that is wholly owned by the Medical Society of New Jersey (the "Medical Society") and was originally formed to fulfill the statutory role of the attorney-in-fact for the Exchange. In recent years the Attorney-in-Fact has diversified its business, but its principal activity continues to be managing the Exchange. The Attorney-in-Fact manages the Exchange, subject to the supervision of the Board of Governors of the Exchange (the "Board of Governors"), pursuant to a management contract that requires the Exchange to reimburse the costs of the Attorney-in-Fact. In addition to the power of attorney contained in such management contract, each member of the Exchange is required to execute a power of attorney in favor of the Attorney-in-Fact to affirm the Attorney-in-Fact's power to act on behalf of the Exchange pursuant to the management contract.

The rights of a member of the Exchange are similar to the rights of a policyholder of other types of insurance companies. Because members of the Exchange are accorded certain voting rights, members' rights are more closely analogous to the rights of a person insured by a mutual insurance company than the rights of a person insured by a stock insurance company. Members' rights include the right to elect the Board of Governors, which has supervisory authority over the Attorney-in-Fact. Therefore, while the day-to-day affairs of the Exchange are managed by the Attorney-in-Fact, the Exchange is ultimately controlled by its members through their power to elect the Board of Governors.

The Exchange has been operated to generate profits. Such profits are part of the Exchange's surplus account, and the application of such profits is in the Exchange's discretion. Neither the Attorney-in-Fact nor the Medical Society owns the Exchange or has any right to profits generated by the Exchange.

The Exchange is permitted by law to engage in any line of insurance permitted by its rules and regulations, its certificate of authority, and applicable New Jersey laws. All aspects of the Exchange's operations are regulated by state regulatory authorities, particularly the regulatory authorities of New Jersey, which is the state in which the Exchange is domiciled. State laws regulate the process of soliciting insurance, the underwriting of insurance, the rates charged, the nature of insurance products sold, the financial accounting methods of the insurer, the amount of money required to be maintained by the insurer to guard against insolvency, and many other aspects of the day-to-day operations of the Exchange. See "Business -- Regulation."

The wholly owned subsidiaries of the Attorney-in-Fact offer a wide range of reinsurance products, healthcare and financial consulting services to the medical profession, healthcare institutions and other parties unrelated to the Company.

Hamilton National Leasing is a middle-market leasing company for medical and other equipment primarily to parties unrelated to the Company. Pegasus Advisors, Inc. is a reinsurance consultant/broker specializing in the design and placement of customized reinsurance programs for the Company and other unrelated insurance and reinsurance companies. Medical Brokers, Inc., fully licensed in New Jersey, provides insurance broker services and sells other insurance not underwritten by the Exchange. MIIX Healthcare Group, Inc. provides comprehensive consulting services designed to assist physicians, institutions and organizations in the healthcare industry. Lawrenceville Re is a reinsurance company domiciled in Bermuda designed to provide customized reinsurance solutions to large health care institutions.

The Exchange was initially capitalized through the issuance of non-interest-bearing subordinated loan certificates in an aggregate principal amount of $22.9 million. These certificates were issued in varying principal amounts to many of the physicians who were initial members. The loan certificates have been redeemed, with the last such redemption occurring in 1995. As an insurer, the Exchange is required to maintain levels of capital and surplus as determined by the insurance regulators of certain states. See "Business -- Regulation -- Insurance Company Regulation."

American Medical Mutual, Inc., a Vermont domiciled risk retention group ("AMM"), is an underwriter of professional liability insurance for physicians. AMM is managed by the Attorney-in-Fact through an insurance services agreement. All medical professional liability coverage written by AMM is reinsured by the Exchange under a quota share contract and two excess of loss contracts.

THE REORGANIZATION AND DISTRIBUTION

The Exchange is currently organized as a New Jersey reciprocal insurer, and accordingly has no stockholders. Since the Exchange's inception, the business of the Exchange has been managed by the Attorney-in Fact, which is a wholly owned subsidiary of the Medical Society, under the supervision of the Board of Governors. On October 15, 1997, the Board of Governors adopted the Plan of Reorganization. A special meeting for members of the Exchange was held March 17, 1999 to vote on the Plan of Reorganization. The plan to convert was approved by members of the Exchange and the key components of the Plan of Reorganization are set forth below.

         - The Exchange has formed a new subsidiary, The MIIX Group. The purpose of The MIIX Group is to act, when the Reorganization is consummated, as a holding company for MIIX Insurance and the Exchange's other subsidiaries, and the Attorney-in-Fact and its subsidiaries. The MIIX Group is the entity that will issue Common Stock in the Reorganization and in an anticipated underwritten public offering (the "Public Offering") of Common Stock. The Company expects to consummate the Public Offering, if at all, simultaneously with the Reorganization.

         -        The MIIX Group has formed a new subsidiary, MIIX Insurance.
                  MIIX Insurance was formed to assume, when the Reorganization is consummated, all of the Exchange's assets and liabilities (except for the Common Stock and cash to be distributed pursuant to the Reorganization), including insurance policies written by the Exchange. After consummation of the Reorganization, MIIX Insurance will continue the Exchange's business of writing insurance policies and the Exchange will be dissolved. In consideration of the foregoing assignments by the Exchange to MIIX Insurance, The MIIX Group will issue shares (the "Reorganization Shares") to the Exchange.

         - The MIIX Group will acquire the Attorney-in-Fact from the Medical Society for $11 million worth of Common Stock and $100,000 in cash.

         - When the Exchange is dissolved, the Reorganization Shares will be distributed to the Distributees.

                  - The Reorganization Shares will be allocated to Distributees in the proportion that direct premiums earned by the Exchange attributable to each Distributee, less return premiums, over the three years prior to October 15, 1997, bear to direct premiums earned by the Exchange attributable to all Distributees, less return premiums, over the same period. The total amount of direct premiums earned by the Exchange attributable to all Distributees, less return premiums, over such period, was approximately $350 million.

                  - If a Distributee is allocated fewer than 100 shares of Common Stock, or if such Distributee's address as shown on the records of the Exchange is outside the United States or is an address to which mail is undeliverable, such Distributee will receive cash in lieu of Common Stock. Distributees who receive cash in lieu of Common Stock will receive an amount of cash equal to the product of (i) the number of shares of Common Stock which they would otherwise be entitled to receive and (ii) the value of the Common Stock when the reorganization is consummated ("Conversion Value"). The "Conversion Value" means either (i) the price at which the Common Stock is offered to the public in the event the Public Offering is consummated simultaneously with the Reorganization, or (ii) if the Public Offering is not so consummated, then the economic value of the Common Stock as determined in good faith by the Board of Governors.

                  - To the extent that a Distributee receives cash in lieu of Common Stock, the Common Stock otherwise distributable to such Distributee will not be distributed to other Distributees. Thus, fewer than 12,000,000 shares of Common Stock will be distributed to the Distributees pursuant to the Reorganization. The Company currently estimates that approximately 11,900,000 shares of Common Stock will be distributed to the Distributees pursuant to the Reorganization. Cash payments will be made from the Company's existing cash reserves.

Thus, when the Reorganization is consummated, (i) the Exchange will be dissolved, (ii) the Distributees will receive Common Stock or cash, (iii) MIIX Insurance will assume the assets and liabilities of the Exchange (except for the Common Stock and cash to be distributed pursuant to the Reorganization), and
(iv) The MIIX Group will be the holding company for MIIX Insurance and the other subsidiaries of the Exchange, and for the Attorney-in-Fact and its subsidiaries. These steps will occur simultaneously.

REGULATORY APPROVALS

On March 5, 1998, the Commissioner (the "Commissioner") of the New Jersey Department of Banking and Insurance (the "New Jersey Department") approved the Plan of Reorganization, subject to two conditions. First, the Commissioner must approve the formation of MIIX Insurance. This approval was obtained on August 3, 1998. Second, the Reorganization must be approved by the affirmative vote of not less than two-thirds of those Members voting in person or by proxy. This approval was obtained on March 17, 1999. On January 14, 1999, the New Jersey Department approved an amendment to the Plan of Reorganization extending the time for its consummation to September 5, 1999.

Pursuant to the Plan of Reorganization, MIIX Insurance is to assume all the assets of the Exchange (except for the Common Stock and cash to be distributed in the Reorganization). However, insurance licenses cannot be transferred. Accordingly, MIIX Insurance must obtain regulatory approval to become an admitted carrier in each of the eight states other than New Jersey in which the Exchange is currently licensed. These states are Connecticut, Delaware, Kentucky, Maryland, Michigan, Pennsylvania, Vermont and West Virginia. MIIX Insurance has obtained such approval in Pennsylvania, Delaware, Vermont and Michigan. These states must also approve MIIX Insurance's rates, rules and policy forms, which the Company expects initially will be a continuation of those currently used by the Exchange. Pennsylvania and Delaware have approved MIIX Insurance's policy forms. In addition, Virginia, which is LP&C's state of domicile, must approve the change in LP&C's ultimate parent from the Exchange to The MIIX Group, and New York, which is MIIX New York's state of domicile, must approve the change in the ultimate parent of MIIX New York from the Exchange to The MIIX Group. Such approval has been obtained in Virginia. See "Business -- Regulation." Finally, Connecticut and Delaware approvals and the consent of the reinsurers will be required in connection with the assignment to MIIX Insurance of the various reinsurance agreements under which the Exchange cedes risk. Such approval has been obtained in Connecticut. All necessary reinsurer consents have been obtained. Other miscellaneous approvals may be required in a number of states.

BUSINESS STRATEGY

The Company has adopted a strategy which it believes will allow it to compete effectively and create long-term growth. To maximize the strategy's effectiveness, the Company has adopted the Plan of Reorganization to convert from a reciprocal insurer to a stock insurer, which will provide the Company with greater flexibility and access to capital. The Company's strategy is to:

         - continue to expand geographically by increasing the number of states in which the Company writes policies;

         - enhance product offerings to facilitate "one-stop shopping" for the Company's extensive customer base;

         -        expand distribution channels;

         - maintain underwriting discipline to seek to assure that profitability, rather than premium volume, is emphasized;

         -        take advantage of strategic acquisition opportunities; and

         - maintain the Company's historically close relationship with the medical community.

This strategy is designed to capitalize on the Company's strengths that have enabled it to achieve its current market position, including (i) its experience with, commitment to and focus on medical professional liability insurance, (ii) its history of providing a stable premium environment to its customers, (iii) the high level of service it delivers to insureds, including the aggressive defense of claims on their behalf, (iv) its "A (Excellent)" rating by A.M. Best,
(v) its capacity on a per insured basis, (vi) its ability to customize product features and programs to fit the needs of different customers and (vii) its close relationship with the medical community.

Expand Geographically. From its inception in 1977 through 1990, all of the Company's business was written in New Jersey. In 1991, the Company began to write business in Pennsylvania and in 1996 began its expansion to other states. Since 1996, the Company has expanded its operations significantly and currently writes policies in 20 states and the District of Columbia. As a result of this expansion, the proportion of the Company's business written in states other than New Jersey has grown from approximately 11% in 1996 to 50% in 1998. In order to facilitate continued geographic expansion, the Company is in the process of obtaining authority to write medical professional liability policies in 10 other states. Over time, the Company intends to become licensed to write insurance in all 50 states, although the Company may choose not to write insurance in certain states based on market or regulatory conditions. In addition, the Company has opened four regional sales and customer support offices to assist its marketing efforts outside of New Jersey.

Enhance Product Offerings. In addition to its core medical professional liability insurance products, the Company has developed other products and services for health care institutions. Additional products currently offered include comprehensive liability coverage for medical offices, directors and officers, managed care errors and omissions, employment practices, fiduciary, property and worker's compensation. Most of these coverages are underwritten by the Company; several products are marketed by the Company and underwritten by other insurance carriers with which the Company has developed strategic alliances. The Company has also introduced the option for large health care institutions to purchase excess insurance coverage on a multi-year basis for a guaranteed prepaid premium. The Company intends to continue to increase the number of products it offers to its customer base in order to be able to provide them with a full range of coverages.

Expand Distribution Channels. The Company has traditionally written insurance on a direct basis in New Jersey. In connection with the Company's expansion outside New Jersey, the Company has increasingly utilized brokers and agents. In 1998, 63% of the Company's direct premiums written were generated through independent brokers and agents. By increasing its use of this distribution channel, the Company will be better positioned to achieve growth. In order to expand its distribution channels further, the Company intends to develop additional relationships with selected brokers and agents who have demonstrated expertise in the medical malpractice insurance market.

Maintain Underwriting Discipline. The Company's experience with, commitment to and focus on medical professional liability insurance for over 20 years has allowed it to develop strong knowledge of the market and to build an extensive database of medical malpractice claims experience. The Company takes advantage of this specialized expertise in medical professional liability insurance to set premiums that it believes are appropriate for exposures being insured. As the Company expands its business, the Company intends to maintain underwriting discipline and emphasize profitability over premium growth.

Take Advantage of Strategic Acquisition Opportunities. The Company believes that the Reorganization will better position the Company to make strategic acquisitions by providing greater access to capital as a source of financing and creating an attractive stock acquisition currency. The Company believes that consolidation will continue in the medical professional liability insurance industry and that opportunities to make a strategic acquisition may arise, thus providing an effective way to expand the Company's business, product offerings and geographic scope.

Maintain Close Relationship with the Medical Community. Since its founding in 1977, the Company has maintained a close relationship with the medical community. In addition to the active involvement of practicing physicians on several of the Company's advisory committees, the Company and the medical professional liability insurance that it offers have the endorsements of different medical associations. The Company will continue to utilize practicing physicians on advisory committees to provide management with input on medical practice patterns, claims, customer needs and other relevant matters. In addition, the Company will endeavor to maintain its endorsements.

PRODUCT OFFERINGS

The Company has developed a variety of insurance products to cover the professional liability exposure of individual and institutional health care providers. The Company's core products include medical professional liability insurance for individual providers, medical groups and health care institutions on a claims made, "modified claims made" or occurrence basis.

In New Jersey, the Company offered physicians traditional occurrence coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. The Company's modified claims made policy is called the Permanent Protection Plan (the "PPP"). Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP includes "tail coverage" for claims reported after the expiration of the policy for occurrences during the policy period. The premium for tail coverage is included as part of the annual premium, and the insured physician automatically receives tail coverage when the policy is terminated for any reason. The automatic provision for tail coverage in effect results in occurrence-like coverage provided under the PPP.

Traditional claims-made coverage is offered to institutions in New Jersey. In Pennsylvania traditional occurrence coverage is primarily offered to physicians and traditional claims made coverage is primarily offered to institutions. In other states, the Company issues policies primarily on a claims made coverage basis to physicians and institutions. Tail coverage may be offered as an endorsement to those accounts written on a pure claims made basis to extend the period when losses could be reported to the Company. Additional premium is collected at the time such endorsement is purchased by the insured. In a number of states, the Company offers policy limits up to $10,000,000 per incident and $12,000,000 in the aggregate for individual physicians. Policy limits of up to $75,000,000 per incident and in the aggregate are offered to institutions and medical groups.

In addition to its core medical professional liability insurance products, the Company has developed other products and services for health care institutions. Expanded products offered include comprehensive liability coverage for medical offices, directors and officers, managed care errors and omissions, employment practices, fiduciary, property and worker's compensation.

For premises liability and property exposures of medical offices, the Company offers the Medical Office Policy written on an occurrence basis. Commercial general liability coverage is offered on an occurrence basis only. Excess/umbrella liability covers excess of underlying policies or self-insured retentions. Directors and officers coverage and errors and omissions coverage are offered on a claims made basis. The Company has also introduced the option for large health care institutions to purchase excess insurance coverage on a multi-year basis for a guaranteed prepaid premium. Such coverages are also available with reinstatement options, combined with the ability to pre-purchase such options at the inception of the policy. The Company underwrites most of these coverages, and the remaining coverages are marketed by the Company and underwritten by other insurance carriers with which the Company has developed strategic alliances.

Substantially all of the Company's policies are offered for periods of one year, with renewal occurring on the anniversary date of the policy inception. Premiums are recorded as earned over the life of the policy period. The PPP policy provides occurrence-like coverage, and accordingly the premiums are earned in the period the policy is written consistent with the recording of the expected ultimate loss and LAE reserves on an occurrence basis. A profile of the Company's direct premiums written is summarized in the table below.

                                                           For the Year Ended December 31,
                                -------------------------------------------------------------------------------
                                   1998                         1997                       1996
                                ------------------------     -----------------------    -----------------------
                                                            (in thousands)
                                                  % of                        % of                       % of
                                       $          total           $           total          $           total
                                 ------------   --------     -----------    --------    -----------    --------
Professional Liability Products
  Occurrence/Occurrence-like       $141,437        61%          $127,610        79%       $131,565        92%
Claims Made                          82,543        36%            31,195        19%          9,660         7%
Other Products                        6,334         3%             3,625         2%          1,993         1%
                                   ========       ===           ========     =====        ========       ===
Direct Premiums Written             $230,314       100%          $162,430       100%       $143,218       100%
                                   ========       ===           ========     =====        ========       ===

As the Company expands its operations into additional states beyond New Jersey and Pennsylvania, the Company expects that the majority of the policies issued in such additional states will be on a claims made basis. As a result, the Company expects the profile of its direct written premiums to be significantly different in the future. When claims made coverage is more significant as a percentage of the Company's business, loss reserves may develop more rapidly. See "Business-- Loss and LAE Reserves."

MARKETING AND POLICYHOLDER SERVICES

The Company employs various strategies for marketing its products and providing policyholder services. In New Jersey, the Company markets its products to physicians and physician groups principally through medical associations, referrals by existing policyholders, advertisements in medical journals, seminars on health care topics for physicians, and direct mail solicitation. The Company's professional liability program has the endorsement of different medical associations. In addition to these direct marketing channels, the Company sells its products through independent brokers and agents who currently produce approximately 27% of the Company's direct premiums written in New Jersey. Health care institutions frequently prefer brokers over direct solicitation when they purchase professional liability insurance, and the Company believes that its broker relationships in New Jersey are important to its ability to grow in that market segment. To provide localized marketing and policyholder services in New Jersey and nationally, the Company has established five regional offices. See "Business-- Business Strategy -- Maintain Close Relationship with the Medical Community."

Outside New Jersey, the Company markets its products exclusively through independent brokers and agents. In 1998, 107 independent brokers and agents actively marketed the Company's products in 19 states and the District of Columbia and produced approximately 63% of the Company's direct premiums written on a national basis. No national broker or regional agency accounted for more than 10% of the Company's year-end direct premiums written. The Company selects brokers and agents that it believes have demonstrated growth and stability in the medical malpractice insurance industry, strong sales and marketing capabilities, and a focus on selling medical professional liability insurance. Brokers and agents receive market rate commissions and other incentives based on the business they produce. The Company strives to maintain relationships with those brokers and agents who are committed to promoting the Company's products and are successful in producing business for the Company. See "Business-- Business Strategy -- Expand Distribution Capabilities."

The Company also provides risk management services through its home office and regional offices. In addition to supplementing the Company's marketing efforts, these services are designed to reduce potential loss exposures by educating policyholders on ways to improve medical practice and implement risk reduction measures. The Company conducts surveys for hospitals and large medical groups to review their practice procedures and to focus on specific areas in which concerns arise. The Company prepares reports that identify areas of the insured's medical practice that may need attention and provides recommendations to the policyholder. The Company also presents periodic seminars for medical societies and other groups to educate physicians on risk management techniques. These educational programs are designed to increase risk awareness and to reduce the risk of injury to patients and third parties.

UNDERWRITING

The Company maintains a dual underwriting function at its home office and at each regional office. The home office Underwriting Department is responsible for the underwriting and servicing of all institutional accounts and individual providers that exceed the regional office underwriting authority. In addition, the home office Underwriting Department is responsible for the issuance, establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

The Company's regional office underwriting staff have the authority to evaluate, approve and issue medical professional liability coverage for individual providers and medical groups with annual premiums up to a threshold amount.

The Company follows consistent and strict procedures with respect to the issuance of all professional liability insurance policies. Individual providers are required to submit an application for coverage along with supporting claims history and proof of licensure. The individual provider applications provide information regarding the medical training, current practice and claims history of the applicant. Institutions are required to submit an application for coverage, hard copy loss runs, proof of accreditation, financial statements, copies of contracts with medical providers, information on employed professionals and other information. An account analysis form is completed for each submission and, if coverage is approved, the coverage recommendation and the pricing methodology is added.

Risk management surveys may be performed prior to quoting a large account to ascertain the insurability of the risk. All written accounts are referred to the Risk Management Department to schedule risk management services. Representatives from the Risk Management Department meet with the insured institution to develop programs to control and reduce risk.

The Underwriting Department meets periodically with the Underwriting Committee to review the guidelines for premium surcharges, cancellations and non-renewals and any candidate for cancellation or non-renewal. The Underwriting Committee is composed solely of physicians who are members of either the Board of Governors or the Board of Directors of the Attorney-in-Fact and are insured by the Company. Members of the Underwriting Committee are not employees of the Company.


The Company maintains quality control through periodic audits at the underwriting and processing levels. Renewal accounts are underwritten as thoroughly as new accounts. Insureds who no longer meet underwriting guidelines are identified as non-renewal candidates. All non-renewal candidates are referred to the home office Underwriting Department and discussed with the Underwriting Committee to approve the Underwriting Department's recommendations.

PRICING

The Company establishes, through its own actuarial staff and independent consulting actuaries, rates and rating classifications for its insureds based on loss and LAE experience it has developed and on other relevant information. The Company has various rating classifications based on practice location, medical specialty and other factors. The Company applies various discounts, including discounts for part-time practice, physicians just entering medical practice, large medical groups and claims experience. The Company has established its premium rates and ratings classifications for hospitals and managed care organizations using actuarially significant data filed publicly by other insurers.

CLAIMS

The Company's Claim Department is responsible for claims investigation, establishment of appropriate case reserves for loss and ALAE, defense planning and coordination, supervision of attorneys engaged by the Company to defend a claim, and negotiation of the settlement or other disposition of a claim. All of the Company's primary policies require it to defend its insureds. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries, and conflicting medical opinions. In almost all cases, the person bringing the claim against the insured is already represented by legal counsel when the claim is reported to the Company.

Litigation defense is provided almost exclusively by private law firms with lawyers whose primary focus is defending malpractice cases. The Company also maintains a staff counsel office located in New Jersey to defend malpractice cases.

The claims representatives at the Company have on average 10 years of experience handling medical professional liability cases. The Company limits the average number of cases handled per claims representative to ensure personal attention to each case.

The claims operation is assisted in its efforts by its technical unit, which is responsible for training and educating the claims staff. The technical unit manages the Company's relationship with defense counsel and helps control ALAE associated with claims administration. The unit also is responsible for tracking developments in case law and coordinating mass tort litigation.

A major resource for the Company's claims function is its database built over a 20-year period. The database provides comprehensive details on each claim, from incident to resolution, coupled with a document file relating to each claim. The database enables the Company's claims professionals to analyze trends in claims by specialty, type of injury, precipitating causes, frequency and severity, plaintiffs' counsel, expert witnesses, and other factors. The Company also uses the data to identify and analyze trends and to develop seminars to educate individual physicians, physician groups, hospital staff, and other insureds on risk management to control and reduce their exposure to claims.

LOSS AND LAE RESERVES

Loss reserves recorded by the Company include estimates of amounts owed for losses and for LAE. LAE consists of two types of costs, allocated loss adjustment expenses ("ALAE") and unallocated loss adjustment expenses ("ULAE"). ALAE are settlement costs that can be allocated to a specific claim such as attorney fees and court costs. ULAE consists of costs that are general in nature and cannot be allocated to any specific claim, primarily including salaries and overhead associated with the Company's claim department. ULAE reserves recorded by the Company represent management's best estimate of the internal costs necessary to settle all incurred claims, including IBNR claims.

The determination of loss and LAE reserves involves the projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Included in the Company's claims history are losses and LAE paid by the Company in prior periods, and case reserves for anticipated losses and ALAE developed by the Company's claim department as claims are reported and investigated. Management relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of aggregate reserves reported in the financial statements, including reserves for insured events of prior years, could have an adverse effect on the Company's results of operations for the period in which the adjustments are made.

There are significant inherent uncertainties in estimating ultimate losses in the casualty insurance business and these uncertainties are increased in periods when a company is expanding into new markets with new distribution channels. The uncertainties are even greater for companies writing long-tail casualty insurance, such as medical malpractice insurance, and in particular the occurrence or occurrence-like coverages that substantially make up the Company's current reserves. These additional uncertainties are due primarily to the longer period of time during which an insured may seek coverage for a claim in respect of an occurrence or occurrence-like policy as opposed to a claims made policy. With the longer claim reporting and development period, reserves are more likely to be impacted by, among other factors, changes in judicial liability standards and interpretation of insurance contracts, changes in the rate of inflation and changes in the propensities of individuals to file claims.

The Company offered traditional occurrence coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. The Company's modified claims made policy is the PPP. See "Business-- Product Offerings." Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP includes "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period and thus is reserved on an occurrence basis. Loss and LAE reserves carried for PPP policies and traditional occurrence policies constitute approximately 87% of the gross loss and LAE reserves at December 31, 1998.

The following table provides a summary of gross loss and LAE reserves by policy type.

         Gross Loss and Loss Adjustment Expense Reserves by Policy Type
                                 (in thousands)

                                              Professional Liability
                              ------------------------------------------------------
                                Occurrence/        % of        Claims       % of                      % of       Total Gross
                              Occurrence-Like       Total        Made        Total        Other       Total        Reserves
                              ----------------     --------    ---------    --------    ----------    -------    -------------
Gross Reserves Held as of:
December 31, 1996                    $759,324      95.4%        $21,338        2.7%      $14,787        1.9%       $795,449
December 31, 1997                     818,129      93.4%         42,423        4.8%       16,169        1.8%        876,721
December 31, 1998                     825,636      86.8%        104,759       11.0%       21,264        2.2%        951,659

As displayed in the above table, the proportion of the gross loss and LAE reserves held on claims made professional liability policies has grown from 2.7% of total gross loss and LAE reserves held at December 31, 1996 to 11.0% at December 31, 1998. This is a result of the Company's expansion into new states during 1997 and 1998. The majority of policies sold in these new states have been claims made.

Since a significant portion of the Company's reserves are recorded on an occurrence basis, and given the long time that typically elapses between the coverage incident and the resolution of the claim, IBNR reserves have consistently represented a majority of the gross reserves recorded by the Company. The following table summarizes the components of gross loss and LAE reserves including ULAE reserves, and indicates that IBNR reserves constitute a majority of gross reserves on a consistent basis:

          Components of Gross Loss and Loss Adjustment Expense Reserves
                                 (in thousands)


                                Loss and                     Loss and                                            Total
                               ALAE Case       % of          ALAE IBNR      % of        ULAE          % of       Gross
                                Reserves        Total        Reserves        Total      Reserves      Total      Reserves
                              -------------    --------     ------------    --------    ----------    -------    -----------
Gross Reserves Held as of:
December 31, 1996                $272,570      34.2%          $500,037        62.9%      $22,842        2.9%       $795,449
December 31, 1997                 260,779      29.8%           591,158        67.4%       24,784        2.8%        876,721
December 31, 1998                 299,178      31.4%           623,842        65.6%       28,639        3.0%        951,659

The Company has issued occurrence policies since 1977 and occurrence-like policies since 1987. There is a significant lag in reporting of incidents or occurrences inherent in the medical malpractice insurance industry. As a result the Company continues to experience reported claims that are alleged to have occurred as far back as 1977. As of December 1998, 93 claims related to accident years 1977-1981 are still outstanding, the majority of which have been reported to the Company over the last five years.

The following table illustrates the amount and percentage of gross loss and LAE reserves held by the Company at December 31, 1998 categorized by accident year.

        Gross Loss and Loss Adjustment Expense Reserves By Accident Year
                             As of December 31, 1998
                                 (in thousands)

Accident Year                                       Gross Reserves      % of Total
----------------------------------------------      --------------    ------------
1977-81.....................................        $      3,188            .3%
1982........................................               1,461            .2%
1983........................................               1,580            .2%
1984........................................               2,540            .3%
1985........................................               2,285            .2%
1986........................................               2,797            .3%
1987........................................               4,450            .5%
1988........................................               7,866            .8%
1989........................................              10,404           1.1%
1990........................................              13,146           1.4%
1991........................................              29,913           3.1%
1992........................................              27,840           2.9%
1993........................................              61,828           6.5%
1994........................................              97,569          10.3%
1995........................................             139,319          14.6%
1996........................................             155,229          16.3%
1997........................................             177,174          18.6%
1998........................................             213,070          22.4%
                                                    ------------        ------
Total Gross Reserves held by the Company....        $    951,659         100.0%
                                                    ============        ======

As shown in the above tables, at December 31, 1998: approximately 87% of gross reserves are occurrence based; over 65% of gross reserves are IBNR reserves; and over 82% of gross reserves relate to the most recent five accident years, which are the most immature in terms of loss development.

The Company uses a disciplined approach to setting and adjusting financial statement loss and LAE reserves that begins with the claims adjudication process. Claims examiners establish case reserves by a process that includes extensive development and use of statistical information that allows for comparison of individual claim characteristics against historical patterns and emerging trends. This process also provides critical information for use in pricing of products and establishing the IBNR component of the financial statement reserves.

Initially, the Company establishes its best estimate of loss and LAE reserves using pricing assumptions. The reserves are evaluated every quarter and annually and are adjusted thereafter as circumstances warrant. These periodic evaluations include a variety of loss development techniques that incorporate various data accumulated in the claims settlement process including paid and incurred loss data, accident year development statistics, and loss ratio analyses. Important in these analyses are considerations of the amounts for which claims have settled in comparison to case reserves held at settlement. Case reserves are eliminated upon settlement of related claims. Actual settlement amounts above or below case reserves are then regularly evaluated to determine whether estimated ultimate losses by accident year, including IBNR reserves, should be adjusted. Changes to aggregate reserves reported in the financial statements are made based upon the extent and nature of these variances over the long claim development period together with changes in estimates of the total number of claims to be settled. As a final test of management's determination as to whether it believes that aggregate reserves reported in the financial statements are adequate and appropriate, management considers the detailed analysis performed by the actuarial staff of its independent auditors in connection with the audit of the Company's financial statements.

Recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operations.

Activity in the liability for unpaid losses and loss adjustment expenses gross of reinsurance is summarized as follows:

                                                             Year Ended December 31,
                                                     --------------------------------------
                                                       1998           1997           1996
                                                     --------       --------       --------
Balance as of January 1, gross of reinsurance
  recoverable.....................................   $876,721       $795,449       $748,660
Incurred related to:
     Current year.................................    214,413        189,163        167,406
     Prior years..................................      3,822            205             --
                                                     --------       --------       --------
Total incurred....................................    218,235        189,368        167,406
Paid related to:                                     --------       --------       --------
     Current year.................................      1,343          6,879          4,085
     Prior years..................................    141,954        101,217        116,532
                                                     --------       --------       --------
Total paid........................................    143,297        108,096        120,617
                                                     --------       --------       --------
Balance at end of period, gross of reinsurance
  recoverable.....................................    951,659        876,721        795,449
Reinsurance recoverable...........................    325,795        270,731        221,749
                                                     ========       ========       ========
Balance at end of period, net of reinsurance......   $625,864       $605,990       $573,700
                                                     ========       ========       ========

The aggregate reserves reported in the financial statements represent management's best estimate of the remaining costs of settling all incurred claims. The Company increased prior year gross reserves by $3.8 million and $0.2 million during 1998 and 1997, respectively. No adjustment to prior year aggregate reserves was made in 1996. Notwithstanding management's analysis and determination in setting its best estimate of aggregate reserves reported in the financial statements, which may or may not require adjustments to aggregate prior year reserves, management regularly evaluates, and adjusts when appropriate, its estimates of accident year ultimate losses and LAE (i) as part of its pricing analyses, (ii) as part of its evaluation of the effectiveness of its reinsurance programs and (iii) for reporting to regulatory authorities such as the Internal Revenue Service and the state insurance departments. Accordingly, reserves established for losses and LAE on individual accident years may experience greater volatility than aggregate reserves reported in the Company's financial statements. Individual accident year reserves cover a smaller amount of business over a shorter period of time than do the aggregate reserves, which are an accumulation of reserves pertaining to all accident years. Estimated ultimate losses and LAE associated with individual accident years were adjusted in 1998, 1997 and 1996. The following table presents the estimated ultimate losses and LAE gross of reinsurance (including changes in such estimates) by accident year:

                           Accident Year Development
                                 (in thousands)

                                                                                                      Changes in Estimated
                                                                                                     Ultimate Losses and LAE
                                                         Estimated Ultimate                             for the Year Ended
                                                 Losses and LAE as of December 31,                         December 31,
                                      ----------------------------------------------------  --------------------------------------
Accident Year                             1995         1996         1997          1998         1996          1997          1998
-------------                         ----------    ----------   ----------    ----------   ----------    ----------    ----------
1988 and Prior                        $  773,316    $  766,100   $  762,547    $  766,847   $   (7,216)       (3,553)   $    4,300


1989                                     105,775       105,766      102,249        99,315           (9)       (3,517)       (2,934)
1990                                     106,935       116,637      119,545       119,428        9,702         2,908          (117)
1991                                     114,598       119,310      121,531       121,454        4,712         2,221           (77)
1992                                     121,265       114,116      113,610       112,404       (7,149)         (506)       (1,206)
1993                                     137,316       137,279      140,304       121,990          (37)        3,025       (18,314)
1994                                     150,527       150,519      150,613       154,063           (8)           94         3,450
1995                                     161,296       161,301      156,099       165,973            5        (5,202)        9,874
1996                                                   167,406      172,141       174,681                      4,735         2,540
1997                                                                189,163       195,469                                    6,306
1998                                                                              214,413
                                      ----------    ----------   ----------    ----------   ----------      --------    ----------

Total Estimated Ultimate Losses
and LAE                               $1,671,028    $1,838,434   $2,027,802    $2,246,037           --      $    205    $    3,822
                                      ----------    ----------   ----------    ----------   ==========      ========    ==========
Less:  Total Paid Loss and LAE        $  922,368    $1,042,985   $1,151,081    $1,294,378
                                      ----------    ----------   ----------    ----------

Gross Loss and LAE Reserves as
of December 31                        $  748,660    $  795,449   $  876,721    $  951,659
                                      ==========    ==========   ==========    ==========



The accident year reserve development detailed in the above table is indicative of the potential volatility of accident year reserve estimates. Management believes that the level of volatility experienced and reflected therein, which ranged up to plus or minus 15% of estimated accident year ultimate losses at December 31, 1998, is not unreasonable for the medical malpractice line of business.

Specific factors noted in management's actuarial analyses that gave rise to the accident year development in 1998 included the following: reserves held on accident years 1988 and prior were increased to reflect greater, but slower, reserve development than had previously been projected. Reserves held on accident years 1989 through 1992 were decreased to reflect lower than anticipated loss severities somewhat offset by higher than anticipated LAE and the longer expected development period. Reserves held on the 1993 accident year were substantially reduced, reflecting lower than previously projected loss frequency and severities on the occurrence-like PPP book. With six years of loss experience management believes there is now sufficient actuarial confidence to adjust these very slowly developing reserves. Reserves held on accident years 1994 through 1996 were increased, primarily as a result of higher than anticipated losses on the hospital claims made book of business. Reserves held on accident year 1997 were increased to reflect higher than anticipated claim frequency on claims made business written in certain expansion states, primarily Ohio and Texas. In addition, included in the development for all accident years was $2.6 million of additional ULAE reserves to reflect the anticipated longer development period in the PPP occurrence-like book.

Specific factors noted in management's actuarial analyses that gave rise to the accident year development in 1996 and 1997 included: lower than expected claim severity for accident years 1989 and prior, which management believes resulted from the combined effects of tort reform in New Jersey and improvements made to the internal claims settlement process; greater than expected claim frequency in accident years 1990 and 1991, primarily resulting from increased claims filed against physicians practicing in obstetrics and gynecology and internal medicine specialties, frequency levels not seen in subsequent accident years; and less than previously expected loss frequency and severity in accident year 1993. Development in the 1995 and 1996 accident years largely pertained to adjustment of reserves held on a specific medical professional liability program with a large hospital group, and to development on other medical professional claims made business once reported claims were known.

As previously discussed, approximately 87.0% of the Company's December 31, 1998 gross loss and LAE reserves are related to occurrence or occurrence-like policies, which is down from 93.4% at December 31, 1997 and 95.4% at December 31, 1996. Management initially establishes its best estimate of reserves based on the underlying pricing assumptions and adjusts those estimates over time as significant developments in the legal environment or significant changes in expected patterns of claim frequency and/or severity become apparent. However, the Company is continuing to expand its operations into a number of states, and the Company expects that the majority of the policies issued in such states will be on a claims made basis. As a result, the Company believes that as claims made reserves continue to comprise a greater percentage of aggregate reserves it is likely that more frequent adjustments to aggregate reserves recorded in the financial statements will become necessary because the reporting period for claims made policies is shorter, which facilitates the ability of the Company to more quickly determine ultimate losses.

On a net of reinsurance basis, the activity in the liability for unpaid losses and LAE is summarized as follows:

                                                             Year Ended December 31,
                                                      ------------------------------------------
                                                        1998             1997            1996
                                                      ---------        ---------       ---------
Balance as of January 1, net of
  reinsurance recoverable .........................   $ 605,990        $ 573,700       $ 582,931
Incurred related to:
     Current year .................................     157,952          120,496         110,593
     Prior years ..................................      (2,084)              --              --
                                                      ---------        ---------       ---------
Total incurred ....................................     155,868          120,496         110,593
                                                      ---------        ---------       ---------
Paid related to:
     Current year .................................       1,328            3,930           3,630
     Prior years ..................................     134,666           84,276         116,194
                                                      ---------        ---------       ---------
Total paid ........................................     135,994           88,206         119,824
                                                      ---------        ---------       ---------
Balance at end of period, net of
  reinsurance recoverable .........................     625,864          605,990         573,700
Reinsurance recoverable ...........................     325,795          270,731         221,749
                                                      ---------        ---------       ---------
Balance at end of period, gross of reinsurance        $ 951,659        $ 876,721       $ 795,449
                                                      =========        =========       =========

Net loss and LAE reserves reported in accordance with statutory accounting principles are lower than the net loss and LAE reserves displayed above. The differences relate to a 1992 contract accounted for using deposit accounting for GAAP reporting and amount to $103.3 million at December 31, 1998, $167.8 million at December 31, 1997, and $173.4 million at December 31, 1996.

The following tables reflect the development of reserves for unpaid losses and LAE, including reserves on assumed reinsurance, for the periods indicated at the end of that year and each subsequent year. From 1987 through 1992, the Company had discounted its unpaid losses and LAE, using rates of 5% (1987-1990); 4%
(1991) and 2.8% (1992). Discounting of unpaid losses and LAE was discontinued during 1993 with all unpaid losses and LAE amounts existing at December 31, 1993 and subsequent years recorded at full undiscounted values. For consistency of presentation, the following tables reflect all years (including 1987 through 1992) on an undiscounted basis. The first line shows the reserves as originally reported at the end of the stated year. Reserves at each calendar year-end include the estimated unpaid liabilities for that report or accident year and for all prior report or accident years. The section under the caption "Liability reestimated as of" shows the originally reported reserves as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each year. The line "Cumulative redundancy" reflects the difference between the latest reestimated reserves and the reserves as originally established. The section under the caption "Cumulative amount of liability paid through" shows the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end.

The tables reflect the effect of all changes in amounts of prior periods. For example, if a loss determined in 1995 to be $100,000 was first reserved in 1988 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1988 through 1994 shown below. The tables present development data by calendar year and do not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

TABLE I.  LOSS AND LAE RESERVES DEVELOPMENT - GROSS

                                1988      1989     1990      1991      1992       1993       1994       1995       1996     1997
                                ----      ----     ----      ----      ----       ----       ----       ----       ----     ----
                                                                           (in thousands)
LOSS AND LAE RESERVES        $453,181   $502,928 $554,076  $593,828  $629,064  $667,200   $688,455   $748,660   $795,449  $876,721
LIABILITY REESTIMATED AS
OF:
   One year later             448,413    516,113  541,778   583,133   616,042   623,988    688,455    748,660    795,654   880,543
   Two years later            468,853    503,199  529,531   570,108   572,831   623,986    688,450    744,130    793,170
   Three years later          455,076    495,663  516,501   532,877   572,831   623,989    689,122    739,106
   Four years later           444,454    482,667  487,918   532,878   572,871   624,567    674,224
   Five years later           432,338    463,784  487,921   540,067   570,424   606,219
   Six years later            417,770    463,788  490,398   538,126   570,390
   Seven years later          417,776    456,563  486,236   539,298
   Eight years later          410,560    449,493  487,485
   Nine years later           407,007    450,859
   Ten years later            411,307
CUMULATIVE REDUNDANCY
(DEFICIENCY)                   41,874     52,069   66,591    54,530    58,674    60,981     14,231      9,554      2,279    (3,822)


                                1988      1989     1990      1991      1992       1993       1994       1995       1996     1997
                                ----      ----     ----      ----      ----       ----       ----       ----       ----     ----
                                                                           (in thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later             $58,060    $80,959  $67,483   $79,239   $83,837   $83,522    $98,053   $116,532   $101,217  $141,954
   Two years later            137,271    146,137  144,987   161,532   165,737   179,714    212,284    214,484    231,755
   Three years later          196,890    218,676  221,931   238,998   256,860   284,828    293,323    332,920
   Four years later           254,428    286,181  288,463   318,934   348,868   343,563    407,357
   Five years later           304,740    335,723  339,121   389,638   395,242   436,921
   Six years later            339,140    370,225  390,991   413,413   462,920
   Seven years later          356,697    391,596  401,626   459,668
   Eight years later          370,850    396,442  437,768
   Nine years later           372,361    414,288
   Ten years later            385,140

The Company experienced favorable development on gross financial statement reserves held at each year-end in the table except 1997, largely in reserves first recorded in 1992 and prior years. The Company believes that this favorable development has resulted from (i) the disciplined approach to establishing reserves for medical malpractice insurance losses and LAE; and (ii) the improvements made to the internal claims settlement process. These internal claims settlement process improvements resulted from: key staffing additions, including a new Vice President of Claims, in 1990; the building of a detailed claims database over a 20-year period, which enables the Company's claims professionals to better evaluate and resolve claims; the addition of staff counsel in 1993 to defend certain malpractice cases and to control legal costs; and the expansion and enhancement of the risk management department in 1993 to provide support to insureds in controlling and reducing their exposure to claims. It is not possible to quantify the impact that these changes have had on development of loss reserves. Most of the favorable reserve development evidenced in the table was recognized during 1993 ($13.0 million) and 1994 ($43.2 million). Favorable development was recognized at that time because major trends in loss experience were first credibly apparent then. The loss experience in the early 1990's, to some extent resulting from the then recently introduced internal changes discussed above, suggested that the very conservative reserving posture maintained by the Company since its inception was no longer appropriate. Earlier projections of loss frequencies and severities no longer appeared likely, and financial statement loss and LAE reserves were adjusted accordingly. Financial statement loss and LAE reserves established since 1994 have been set based upon this new understanding. Development of reserves since 1994 has been modest, primarily consisting of: favorable and adverse adjustments pertaining to specific accident years on the occurrence-like PPP policy book; adverse development on hospital claims made reserves; and adverse development on claims made policies written in certain expansion states.

TABLE II.  LOSS AND LAE RESERVES DEVELOPMENT - NET

                                 1988      1989      1990      1991     1992       1993       1994       1995       1996    1997
                                 ----      ----      ----      ----     ----       ----       ----       ----       ----    ----
                                                                       (in thousands)
LOSS AND LAE
RESERVES-GROSS                $453,181  $502,928  $554,076  $593,828 $629,064   $667,200   $688,455   $748,660  $795,449  $876,721
REINSURANCE RECOVERABLE ON
UNPAID LOSSES                      400       400     1,025     8,265    3,037     62,682    112,917    165,729   221,749   270,731
                                   ---       ---     -----     -----    -----     ------    -------    -------   -------   -------
                               452,781   502,528   553,051   585,563  626,027    604,518    575,538    582,931   573,700   605,990
LIABILITY REESTIMATED AS
OF:
   One year Later              446,101   513,096   534,087   581,453  600,655    559,518    575,538    582,931   573,700   603,906
   Two year later              463,924   494,044   527,847   560,688  555,656    559,518    575,538    582,931   573,321
   Three years later           444,537   491,987   512,867   521,671  555,656    559,518    575,538    580,883
   Four years later            438,866   477,053   482,498   521,828  555,655    559,518    575,124
   Five years later            425,224   456,696   482,658   529,008  555,656    559,133
   Six years later             409,040   457,795   485,125   525,111  555,484
   Seven year later            409,871   450,860   479,007   524,574
   Eight years later           403,169   443,028   478,072
   Nine years later            399,453   442,210
   Ten years later             401,304
CUMULATIVE REDUNDANCY
(DEFICIENCY)                    51,477    60,318    74,979    60,989   70,543     45,385        414      2,048        379    2,084



                                 1988      1989      1990      1991     1992       1993       1994       1995       1996    1997
                                 ----      ----      ----      ----     ----       ----       ----       ----       ----    ----
                                                                       (in thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later              $56,148   $78,967   $67,479   $79,239  $83,212    $82,572    $97,496   $116,194    $84,276  $134,666
   Two years later             133,367   144,141   144,983   161,532  164,469    178,357    211,426    197,370    214,404
   Three years later           192,982   216,680   221,927   238,998  255,586    283,370    278,571    315,743
   Four years later            250,520   284,185   288,459   318,928  347,493    328,836    392,522
   Five years later            300,832   333,727   339,111   389,579  381,408    422,194
   Six years later             335,232   368,223   390,928   401,000  449,086
   Seven years later           352,783   389,541   394,999   447,255
   Eight years later           366,883   390,579   431,141
   Nine years later            365,144   408,425
   Ten years later             377,923

The aggregate excess reinsurance contracts, in place since 1993, provide coverage above aggregate retentions for most losses and ALAE occurring in 1993 and after. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE at a constant level as long as losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits. Ceded losses and ALAE have remained within coverage limits in each year since 1993. The adjustment to net reserves in 1998 relates to losses and LAE not covered by the aggregate reinsurance contracts, including losses and ALAE for accident years 1992 and prior, losses and ALAE for accident years 1997 and 1998 held net by LP&C, and ULAE.

General liability incurred losses have been less than 3.0% of medical malpractice incurred losses in the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operations.

REINSURANCE

Reinsurance Ceded. The Company follows customary industry practice by reinsuring some of its business. The Company typically cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies so subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide aggregate loss and LAE protection. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full extent of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers, and market conditions, including the availability and pricing of reinsurance. The Company's reinsurance arrangements have generally been placed through Pegasus Advisors, Inc., a reinsurance broker wholly owned by the Attorney-in-Fact and to be acquired by the Company as part of the acquisition of the Attorney-in-Fact and its subsidiaries.

The Company reinsures its risks primarily under two reinsurance contracts, the Specific Contract and the Aggregate Contract. Under the Specific Contract, the Company's retention for casualty business is $10 million per loss. For medical professional liability and commercial general liability business, coverage is provided up to $65 million per loss above the retention. For other casualty business, coverage is provided up to $15 million per loss above the retention. Property coverage is also provided under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per loss per policy. The Company retains an 8% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that just described for several years.

The Aggregate Contract provides several coverages on an aggregate excess of loss, specific excess of loss, and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured on an underwriting year basis as a 75% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that just described since 1993.

Each of the aggregate excess reinsurance contracts contains an adjustable premium provision that may result in changes to ceded premium and related funds held charges, based on loss experience under the contract. During 1998, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $0.3 million, resulting in net additional premium charges of $3.2 million and net reduction in funds held charges of $1.9 million. No adjustments to ceded losses under the aggregate excess reinsurance contracts were made during 1997 and 1996. Each of the aggregate excess reinsurance contracts also contains a profit sharing provision whereby a significant portion of any favorable gross loss and ALAE reserve development may ultimately be returned to the Company once all subject losses and ALAE have been paid or the contract has been commuted. Profit sharing would be recorded by the Company after the funds withheld balance related to an aggregate excess reinsurance contract exceeds the related ceded reserves, after any adjustments under the adjustable premium provisions. Profit sharing would then be recorded as an offset to funds held charges and to the funds withheld liability. There was no accrual of profit sharing at December 31, 1998, 1997 or 1996.

The major elements of ceded reinsurance activity are summarized in the following table:

                                                                  For the year ended December 31,
                                                ---------------------------------------------------------------------
                                                       1998                     1997                    1996
                                                --------------------    ---------------------    --------------------
                                                                            (in thousands)
Ceded premiums earned......................          $     36,105             $     42,337            $     36,699
Ceded Losses and LAE.......................                62,367                   68,872                  56,813
Funds held charges.........................                13,420                   13,361                  10,273

Credit risk from reinsurance is controlled by placing the reinsurance with large, highly rated reinsurers and by collateralizing amounts recoverable from reinsurers. The following table identifies the Company's most significant reinsurers, the total amount recoverable from them for unpaid losses, prepaid reinsurance premiums and other amounts as of December 31, 1998, and collateral held by the Company primarily in the form of funds withheld and letters of credit as of December 31, 1998. No other single reinsurer's percentage participation in 1998 exceeded 5% of the total reinsurance recoverable at December 31, 1998.

                                                                                   At December 31, 1998
                                                                     -------------------------------------------------
                                                                        Total Amounts             Total Amount of
Reinsurer                                                                Recoverable              Collateral Held
                                                                     ---------------------    ------------------------
                                                                                      (In Thousands)
Hannover Reinsurance (Ireland) Ltd.............................             $150,156                   $137,283
Eisen und Stahl Reinsurance (Ireland) Ltd......................               37,080                     34,469
Scandinavian Reinsurance Company Ltd...........................               46,267                     48,793
London Life and Casualty Reinsurance Corporation...............               59,186                     57,534
Underwriters Reinsurance Company (Barbados)....................               47,666                     41,756

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations.

Reinsurance Assumed. The Company assumed reinsurance under three programs, with assumed premiums of $1.5 million, $4.6 million and $2.2 million in 1998, 1997 and 1996, respectively. The Company provides medical professional liability reinsurance coverage to AMM under a quota share contract and two excess of loss contracts. AMM is also managed by the Attorney-in-Fact and in 1998 had $1.3 million of premiums written. The Company participated in the IRM Services, Inc. property pool ("the Pool") with a 5% share in 1996 and 1997. The Pool was discontinued and placed into runoff on November 30, 1996. Only minimal further activity beyond 1998 is expected under this arrangement. The Company was also a participant in quota share reinsurance contracts in 1996 and 1997 with Underwriters Reinsurance Company, whereby the Company reinsured up to $250,000 per risk on business identified by Underwriters Reinsurance Company as casualty facultative business. The contract was discontinued on March 1, 1998.

In addition, in 1997 the Company assumed reinsurance under a novation agreement pertaining to certain policies written for a large hospital group during 1989 through 1997. Premiums associated with this agreement amounted to $10.9 million in 1997. Existing ceded reinsurance agreements with the hospital group's captive insurer covering the novated business remain in effect following the novation.

The Company believes that as more managed care organizations and integrated health care delivery systems retain a larger part of their exposure directly or through captive arrangements, they will need to obtain excess insurance or reinsurance for the potentially larger losses, and the Company believes that it is prepared to meet this need through assumed reinsurance arrangements.

INVESTMENT PORTFOLIO

An important component of the operating results of the Company has been the return on its invested assets. Such investments are made by investment managers and internal management under policies established and supervised by the Investment Advisory and Finance Committee of the Board of Governors and Board of Directors of the Attorney-in-Fact (the "Investment Committee"). The Company's current investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields while minimizing credit risks of the portfolio. The Company currently uses three outside investment managers for fixed maturity securities. At December 31, 1998 and 1997, the average credit quality of the fixed income portfolio was AA- and AA+, respectively. This change in average credit quality during 1998 resulted from purchases of below-investment grade securities.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity investments are held as available-for-sale.

                                                   December 31, 1998               December 31, 1997
                                           --------------------------         ----------------------------
                                               Cost or                         Cost or
                                              Amortized         Fair          Amortized          Fair
                                                Cost           Value             Cost            Value
                                            ----------       ----------       ----------       ----------
Fixed Maturity Investments:
   Bonds:
     U.S. Government and Agencies ...       $  119,083       $  123,264       $  188,715       $  193,007
     States, municipalities and
       political subdivisions .......          176,798          185,216          202,386          209,605
     Foreign securities - U.S. dollar
       denominated ..................           15,694           15,128               --               --
     Mortgage-backed securities and
       other asset-backed securities           407,140          409,801          311,562          316,795
     Corporate ......................          322,477          324,330          130,159          133,339
                                            ----------       ----------       ----------       ----------
   Total Fixed Maturity Investments .        1,041,192        1,057,739          832,822          852,746
                                            ----------       ----------       ----------       ----------
Equity Investments ..................            3,159            3,159           66,520           89,080
                                            ----------       ----------       ----------       ----------
   Total ............................       $1,044,351       $1,060,898       $  899,342       $  941,826
                                            ==========       ==========       ==========       ==========

In July 1998, the Company liquidated its equity portfolio as part of a medium term portfolio strategy that the Company believes will increase investment yield. Following liquidation, the proceeds were reinvested in fixed maturity securities.

The investment portfolio of fixed maturity investments consists primarily of intermediate-term, investment-grade securities along with a modest allocation to below investment-grade (i.e. high yield) fixed maturity investments not to exceed 7.5% of invested assets. The Company's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by the Investment Committee.

The table below contains additional information concerning the investment ratings of the fixed maturity investments at December 31, 1998:


                                                                                  Percentage of
S&P Rating of Investment (1)                      Amortized Cost    Fair Value      Fair Value
--------------------------------------------      --------------   -----------      ----------
                                                                (in thousands)
AAA (including U.S. Government and Agencies)       $  613,188       $  628,516        59.3%
AA .........................................           63,250           64,183         6.1%
A ..........................................          215,718          219,586        20.8%
BBB ........................................           97,778           98,962         9.4%
Other Ratings (below investment grade) .....           50,423           45,769         4.3%
Not Rated ..................................              835              723         0.1%
                                                   ----------       ----------       -----
   Total ...................................       $1,041,192       $1,057,739       100.0%
                                                   ==========       ==========       =====

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Rating Services ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by another nationally recognized ratings agency were used.

The following table sets forth certain information concerning the maturities of fixed maturity investments in the investment portfolio as of December 31, 1998, by contractual maturity:


                                                                                           Percentage of

Maturity of Investment                                   Amortized Cost    Fair Value       Fair Value
----------------------                                   --------------   -------------    -------------
                                                                               (in thousands)
Due one year or less ..............................       $   14,784       $   14,810            1.4%
Due after one year through five years .............          109,671          110,704           10.5%
Due after five years through ten years ............          207,892          212,155           20.1%
Due after ten years ...............................          301,705          310,269           29.3%
Mortgage-backed and other asset-backed securities .          407,140          409,801           38.7%
                                                          ----------       ----------          -----
         Total ....................................       $1,041,192       $1,057,739          100.0%
                                                          ==========       ==========          =====

The average effective maturity and the effective duration of the securities in the fixed maturity portfolio (excluding short-term investments) as of December 31, 1998, was 9.75 years and 6.27 years, respectively.

The mortgage-backed portfolio represents approximately 27% of the total fixed income portfolio, and is allocated equally across "standard" and "more complex" securities, while the asset-backed portfolio represents approximately 12% of the total fixed income portfolio.

Standard, mortgage-backed securities are issued on and collateralized by an underlying pool of single-family home mortgages. Principal and interest payments from the underlying pool are distributed pro rata to the security holders. More complex mortgage-backed security structures prioritize the distribution of interest and principal payments to different classes of securities which are backed by the same underlying collateral mortgages.

MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk associated with financial instruments of the Company relates to the investment portfolio, which exposes the Company to risks related to unforeseen changes in interest rates, credit quality, prepayments and valuations. Analytical tools and monitoring systems are in place to continually assess and react to each of these elements of market risk.

Interest rate risk is considered by management to be the most significant market risk element currently facing the Company. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company views these potential changes in price within the overall context of assets and liability management. To reduce the Company's interest rate risk, duration targets are set for the fixed income investment portfolios after consideration of the duration of associated liabilities, primarily losses and LAE reserves, and other factors.

The tables below provide, as of December 31, 1998 and December 31, 1997, information about the Company's fixed maturity investments that are sensitive to changes in interest rates, showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.


At December 31, 1998:


                                                     Expected Maturity Date
                           ---------------------------------------------------------------------------      Total
                                                         (in thousands)                                   Principal
                           1999         2000          2001        2002          2003       Thereafter      Amounts      Fair Value
                        -----------   ---------   ----------  ---------      ---------     ----------     ----------    -----------
Government & Agency     $      430   $    1,710   $    2,651   $    5,769   $      415      $  136,570    $  147,545    $  138,392
- Average Yield ...           5.94%        6.12%        6.18%        4.51%        6.64%           5.65%         5.62%
Corporate .........     $   14,300   $   30,960   $   23,450   $    4,500   $   28,745      $  226,299    $  328,254    $  324,330
- Average Yield ...           5.87%        6.22%        6.60%        6.47%        6.25%           7.12%         6.85%
Mortgage-Backed ...     $   10,313   $   20,343   $    9,780   $   25,176   $   32,072      $  188,001    $  285,685    $  288,151
- Average Yield ...           6.34%        7.03%        7.16%        6.68%        6.45%           6.52%         6.58%
Asset-Backed ......     $   11,301   $        -   $   14,299   $   13,500   $    5,500      $   75,336    $  119,936    $  121,650
 Average Yield ....           5.78%        0.00%        6.69%        6.98%        7.47%           7.09%         6.93%
Municipal .........     $        -   $        -   $   11,480   $    2,225   $   10,490      $  147,165    $  171,360    $  185,216
- Average Yield ...           0.00%        0.00%        5.07%        5.90%        5.21%           5.18%         5.18%
                        ----------   ----------   ----------   ----------   ----------      ----------    ----------    ----------
TOTALS ............     $   36,344   $   53,013   $   61,660   $   51,170   $   77,222      $  773,371    $1,052,780    $1,057,739






At December 31, 1997:

                                                     Expected Maturity Date
                           ---------------------------------------------------------------------------       Total
                                                         (in thousands)                                    Principal
                             1998        1999         2000         2001         2002       Thereafter       Amounts      Fair Value
                           -------      -------      -------      -------     --------     -----------    ----------    -----------
Government & Agency.....   $    --      $23,005      $ 9,770      $25,101      $38,800      $ 92,835        $189,511      $193,007
  - Average Yield.......        --         6.21%        5.96%        6.44%        5.76%         6.35%           6.19%
Corporate...............   $ 7,150      $10,563      $    --      $ 6,000      $    --      $111,000        $134,713      $133,339
  - Average Yield ......      6.36%        6.73%          --         8.00%          --          6.80%           6.83%
Mortgage-Backed ........   $11,652      $16,396      $42,835      $19,154      $13,638      $169,841        $273,516      $278,574
  - Average Yield ......     8.15%        7.37%        7.17%        6.92%        6.77%         7.09%           7.14%
Asset-Backed ...........   $    --      $    --      $ 1,906      $ 9,500      $ 4,853      $ 21,601        $ 37,860      $ 38,221
  - Average Yield ......        --           --         6.98%        6.75%        7.30%         7.06%           7.01%
Municipal...............   $   500      $    --      $    --      $12,980      $ 8,045      $171,140        $192,665      $209,605
  - Average Yield.......      3.89%          --           --         5.04%        5.14%         5.12%           5.11%
                           -------      -------      -------      -------      -------      ----------    ----------    -----------
TOTALS                     $19,302      $49,964      $54,511      $72,735      $65,336      $566,417        $828,265      $852,746

In addition to interest rate risk, fixed income securities like those comprised by the Company's investment portfolio involve other risks, such as default and credit risk. For example, the corporate bonds that make up the largest portion of the Company's investment portfolio, based on fair value at December 31, 1998, are subject to non-payment if the issuer defaults and is unable to meet its financial obligations as they become due. The Company manages this risk by limiting the amount of higher risk corporate obligations (determined by credit rating assigned by private rating agencies) in which it invests.

Regardless of structure, mortgage-backed securities involve the same risks associated with all fixed income investments: interest rate risk, reinvestment rate risk, and default or credit risk. In addition, mortgage-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. In a standard pass-through mortgage-backed security, the inherent risks are identical across all security holders, but as mortgage-backed security structures become more complex the risk is spread unevenly across the different securities issued on the same underlying pool of mortgages. This results in securities having dramatically different credit and/or prepayment characteristics even though the securities are issued from the same underlying collateral. The Company takes advantage of this "structural" risk by purchasing those mortgage-backed securities which, due to this uneven spread of risk, possess enhanced credit and/or stable prepayment characteristics.

"Other asset backed securities" are classified similarly to mortgage-backed securities as these types of securities also involve prepayment risk. Assets other than traditional home mortgages are used to collateralize these types of securities. Examples include securities backed by home equity loans, lease receivables, high yield bonds, credit card receivables, and auto loan receivables. The Company only purchases those securities structured to enhance credit quality and/or provide prepayment stability. The Company continues to use and adopt financial modeling techniques to monitor and manage the risks associated with its fixed income portfolio holdings.

Short-term investments are composed of "AAA-rated" and "AA-rated" money market instruments and money market mutual funds.

Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to monitor closely the effective modified duration of both assets and liabilities in order to minimize any "gapping" or "mismatching" issues with respect to the balance sheet. Any adjustments to portfolio strategy indicated from such analysis are made to reflect emerging liability pay-out trends, significant changes in financial markets, and the Company's changing business. Effective asset/liability management has resulted in the Company's ability to consistently pay claims from operating funds without disrupting the Company's long-term investment strategy.

COMPETITION

The physician professional liability insurance market in the United States is highly competitive. According to A.M. Best, in 1997 there were 357 companies nationally that wrote medical professional liability insurance. In New Jersey, where approximately 50% of the Company's 1998 premiums were written for the year ended December 31, 1998, the Company's principal competitor is Princeton Insurance Companies. In New Jersey and other states, the Company's principal competitors include CNA Insurance Group, Frontier Insurance Group, Inc., PHICO Insurance Company and St. Paul Companies. These companies rank among the top 20 medical malpractice insurers nationally and are actively engaged in soliciting insureds in the states in which the Company writes insurance. In addition, as the Company expands into new states, it may face strong competition from local carriers that are closely focused on narrow geographic markets. The Company expects to encounter such competition from doctor-owned insurance companies and commercial companies in other states as it carries out its expansion plans. Many of the Company's current and potential competitors may have greater financial resources than the Company and may seek to acquire market share by decreasing pricing for their products below prevailing market rates, thereby reducing profitability. Several insurance companies that have greater financial resources than the company have started to write medical malpractice insurance in New Jersey. The Company believes that the principal competitive factors, in addition to pricing, include financial stability and A.M. Best ratings, breadth and flexibility of coverage, and the quality and level of services provided.

The hospital professional liability insurance market is also extremely competitive. Most of the Company's principal insurance company competitors for physicians and medical groups also now actively compete in the hospital professional liability insurance market. Moreover, the Company's primary competitor in New Jersey was founded to provide professional liability coverage to hospitals, while the Company traditionally served the individual physician market. The Company also believes that the number of health care entities that insure their affiliated physicians through self-insurance may rise.

The Company plans to compete by diversifying its products, expanding geographically, extending its distribution channels, and differentiating itself through superior claims, risk management, and customer services. All markets in which the Company now writes insurance and in which it expects to enter have certain competitors with substantially greater financial and operating resources than the Company.

REGULATION

The Exchange, MIIX Insurance, LP&C and MIIX New York are each subject to supervisory regulation by their respective states of incorporation, commonly called the state of domicile. The Exchange and MIIX Insurance are domiciled in New Jersey, LP&C is domiciled in Virginia and MIIX New York is domiciled in New York. Therefore, the laws and regulations of these states, including the tort liability laws and the laws relating to professional liability exposures and reports, have the most significant impact on the operations of the combined company.

Holding Company Regulation. As part of a holding company system, the Exchange, MIIX Insurance, LP&C and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. The Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments, are deemed "material" and require prior approval by New Jersey, Virginia and/or New York insurance regulators. In New Jersey and Virginia, transactions with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees, or other contingent obligations which within any 12 month period aggregate at least 3% of the insurance company's admitted assets or 25% of its capital and surplus, whichever is greater, require prior approval. In New York, such transactions which within any 12 month period aggregate to more than 1% of the insurance company's admitted assets as of the end of such company's last fiscal year require the prior approval of the New York Insurance Department. Prior approval is also required for all management agreements, service contracts, and cost-sharing arrangements between affiliates. Certain reinsurance agreements or modifications also require prior approval.

Certain other material transactions, not involving affiliates, must be reported to the domiciliary regulatory agency within 15 days after the end of the calendar month in which the transaction occurred (in contrast to prior approval). These transactions include acquisitions and dispositions of assets that are nonrecurring, are not in the ordinary course of business, and exceed 5% of the Company's admitted assets. Similarly, nonrenewals, cancellations, or revisions of ceded reinsurance agreements, which affect statutorily established percentages of the Company's business, are also subject to disclosure.

The Holding Company Act also provides that the acquisition or change of "control" of a domestic insurance company or of any person or entity that controls such an insurance company cannot be consummated without prior regulatory approval. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of the insurance company or of a person or entity that controls the insurance company, such as The MIIX Group. A person or entity seeking to acquire "control," directly or indirectly, of the Company would generally be required to file an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act also effectively restricts the Company from consummating certain reorganizations or mergers without prior regulatory approval.

Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act of the State of New Jersey will limit the ability of MIIX Insurance to pay dividends to The MIIX Group. Without prior notice to and approval of the Commissioner, MIIX Insurance may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary's statutory net income of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. The law further requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Commissioner. In addition, a New Jersey insurance company is required to give the New Jersey Department notice of any dividend after declaration, but prior to payment.

The other United States domiciled Insurance Subsidiaries will be subject to similar provisions and restrictions under the Holding Company Acts of other states.

Insurance Company Regulation. The Company is subject to the insurance laws and regulations in each state in which it is licensed to do business. The Company is licensed in 31 states and the District of Columbia. In three of such states, the license currently does not include the authority to write medical malpractice insurance. In addition, in seven of such states, the Company is in the process of the rate, rule and form filings necessary in order to write medical malpractice policies in such states. The extent of regulation varies by state, but such regulation usually includes: (i) regulating premium rates and policy forms; (ii) setting minimum capital and surplus requirements; (iii) regulating guaranty fund assessments; (iv) licensing companies and agents; (v) approving accounting methods and methods of setting statutory loss and expense reserves;
(vi) setting requirements for and limiting the types and amounts of investments;
(vii) establishing requirements for the filing of annual statements and other financial reports; (viii) conducting periodic statutory examinations of the affairs of insurance companies; (ix) approving proposed changes of control; and
(x) limiting the amounts of dividends that may be paid without prior regulatory approval. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

Insurance Guaranty Associations. Most states, including New Jersey, Virginia and New York require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state, and are usually between 1% and 2% of annual premiums written by a member in that state during the preceding year. New Jersey and Virginia, the states in which the Exchange and LP&C are respectively domiciled, and Texas, Pennsylvania, Maryland and Kentucky, states in which the Company has significant business, permit a maximum assessment of 2%. Ohio permits a maximum assessment of 1.5%. New York requires contributions of 1/2 of 1% of annual premiums written during the preceding year until such time that the fund reaches a minimum amount set by New York. Contributions can be increased if the fund falls below the minimum. New York law does not establish a maximum assessment amount. New Jersey permits recoupment of guaranty fund payments through future policy surcharges. Virginia and Texas permit premium tax reductions as a means of recouping guaranty fund payments. Most other states permit recoupment through future rate increases.

Examination of Insurance Companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last completed periodic financial examination of the Exchange, based on December 31, 1993 financial statements, was completed on March 5, 1995, and a report was issued on June 21, 1995. The Exchange currently is undergoing another periodic examination as of December 31, 1996 that began on November 24, 1997. The last periodic financial examination of LP&C, based on December 31, 1996 financial statements, was completed on April 25, 1997, and a report was issued on August 4, 1997. Various states also conduct "market conduct examinations" which are unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms and company operations in general. The Company has not undergone a market conduct examination.

Risk-Based Capital. In addition to state-imposed insurance laws and regulations, insurers are subject to the general statutory accounting practices and the reporting format of the National Association of Insurance Commissioners (the "NAIC"). The NAIC's methodology for assessing the adequacy of statutory surplus of property and casualty insurers includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1998, the Exchange's RBC was 2.58 times greater than the threshold requiring the least regulatory attention. At December 31, 1998, LP&C's RBC was 7.19 times greater than the threshold requiring the least regulatory attention. MIIX Insurance and MIIX New York did not write any premium during 1998, and therefore, RBC ratios are not meaningful for that period.

NAIC-IRIS Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. In 1998 the Exchange had one ratio (change in net writings) slightly outside the usual range as a result of growth in business presented by opportunities in a dynamic marketplace. LP&C in 1998 had two ratios (change in net writings and two-year overall operating ratio) outside the usual range. These ratios reflect the impact of expansion included in premiums and the initial high costs of the expansion in the early stages of growth. IRIS ratio results for MIIX Insurance and MIIX New York are not applicable due to no business written in these companies in 1998.

Regulation of Investments. The Insurance Subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions. The Company did not have any non-qualifying investments in 1998.

Prior Approval of Rates and Policies. Pursuant to the New Jersey Insurance Code, a domestic insurer must submit policies and endorsements to the Commissioner for prior approval, but rating plans and rates are not subject to review until 30 days after use. Virginia law requires LP&C to submit rating plans, rates, policies, and endorsements to regulators for prior approval. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms, or manuals if such items are not approved by the applicable regulatory authorities. In the past, substantially all of the Company's rate applications have been approved in the normal course of review. In most other states, policy forms usually are subject to prior approval by the regulatory agency while rates usually are "file and use." Unlike most other states, New York's Insurance Department sets the rates for medical malpractice coverage on an annual basis.

Medical Malpractice Tort Reform. Major revisions to New Jersey's statutory scheme governing medical malpractice took effect in 1995. These revisions included raising joint and several liability standards, requiring certificates of merit, eliminating strict liability of health care providers due to defective products used in their practices, and capping punitive damages at the greater of five times compensatory damages or $350,000. The Company believes that these changes are bringing stability to the medical malpractice insurance business in New Jersey by making it more feasible for insurers to assess certain risks. Legislation passed in 1996 in Pennsylvania provides, among other things, that plaintiffs must prove causation in informed consent cases, that punitive damages assessed against individual defendants be capped at twice the compensatory damages, and that the Pennsylvania Medical Professional Liability Catastrophe Loss Fund (the "Cat Fund") be responsible for delay damages and post-judgment interest. Texas tort reform applicable to cases accruing on or after September 1, 1996, bars plaintiffs from recovery if their own negligence is more than 50% responsible for their injuries, while defendants shall be jointly and severally liable only if found to be more than 50% responsible. Exemplary damages shall not exceed the greater of $200,000, or two times the economic damage plus the non-economic damage, not to exceed $750,000.

Medical Malpractice Reports. The Company principally writes medical malpractice insurance and additional requirements are placed upon them to report detailed information with regard to settlements or judgments against their insureds. In addition, the Company is required to report to state regulatory agencies and/or the National Practitioners Data Bank payments, claims closed without payments, and actions by the Company, such as terminations or surcharges, with respect to its insureds. Penalties may attach if the Company fails to report to either the state agency or the National Practitioners Data Bank.

Catastrophe Funds. In two states in which the Company write insurance, its liability is capped at a level below the Company's typical policyholder limits of coverage. Pennsylvania's Cat Fund provides coverage for medical malpractice claims exceeding $400,000 per claim and $1.2 million aggregate per year. The Cat Fund coverage is limited to $800,000 per claim and $2.4 million in the aggregate. Similarly, physicians in Indiana are required to purchase insurance limits of $250,000 per claim and $750,000 in the aggregate. The Indiana Patient Compensation Fund provides an additional $1 million of coverage per claim for an insured. A plaintiff's maximum total recovery for medical malpractice causing injury or death is $1.25 million in Indiana.

A.M. BEST RATINGS

In 1997 A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated the Company "A (Excellent)" for the third consecutive year and reaffirmed the rating in March of 1998. This is the third highest rating of 16 ratings that A.M. Best assigns. The Company earned its first rating, a "B+," in 1992 and achieved an "A" rating by 1995.

A.M. Best publications indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage, and liquidity; its book of business; the adequacy and soundness of its reinsurance; the quality and estimated market value of its assets; the adequacy of its loss reserves and surplus; its capital structure; the experience and competence of its management; and its market presence.

EMPLOYEES

The Company employs approximately 220 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

The Company leases 49,000 square feet of space from the Medical Society in Lawrenceville, New Jersey, where its home office and Mid-Atlantic Region office are located. The Company also leases 28,000 square feet of space in a second Lawrenceville office building, where its claim department and a subsidiary are based. The Company's regional office facilities are located in rented office space in Indianapolis (5,000 square feet), Boston (3,670 square feet), Atlanta (4,190 square feet) and Dallas (5,000 square feet). The Company believes that its office space is adequate for its present needs and that it will be able to secure additional office space in the future if necessary. The Company is considering the purchase of its headquarters in Lawrenceville, New Jersey, which it currently leases from the Medical Society and has retained an independent appraisal firm to determine its fair market value.

ITEM 3.   LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

Challenge to the New Jersey Insurance Commissioner's Order. A group of current and previous policyholders of the Company retained a law firm that filed a motion for rehearing with the New Jersey Department and the Commissioner, an action designed to rescind regulatory approval of the Plan of Reorganization. The motion challenged the authority of the Commissioner to approve the actions contemplated under the Reorganization, the fairness of the proposed allocation of Common Stock, and other key elements of the Reorganization. The New Jersey Department denied the motion, and the group ("Appellants") filed a notice of appeal (the "Appeal") with the Appellate Division of the Superior Court of New Jersey (the "Appellate Court"). The issues raised by the Appeal are (i) whether the Commissioner had the authority to approve the Plan of Reorganization in the absence of any statute expressly permitting reciprocal insurers to engage in the type of transaction contemplated by the Plan of Reorganization, (ii) whether adequate notice was given to members of the Exchange regarding the Reorganization, (iii) whether sufficient evidence was presented to the Commissioner to support the terms of the Plan of Reorganization, including the fairness of the proposed allocation of Common Stock and (iv) whether the New Jersey Department should have granted the request for a rehearing. The Appellants also filed with the New Jersey Department a motion to stay (i) the Commissioner's order approving the Plan of Reorganization and (ii) the denial of the Appellant's motion for rehearing, pending disposition of the Appeal. The New Jersey Department denied this motion. Following the denial of the Appellants' motion to stay the effectiveness of the order approving the Plan of Reorganization, the Appellants filed a motion with the Appellate Court to stay the order and for a remand of the proceeding to the New Jersey Department for rehearing. This motion was opposed by the Company and by the Medical Society, which was allowed to intervene in the Appeal, and both the Company and the Medical Society filed motions with the Appellate Court for summary disposition of the Appeal. The Appellants subsequently filed a motion with the Appellate Court to (i) name certain additional current or former policyholders as appellants, (ii) allow certain additional current or former policyholders to intervene as appellants, (iii) declare the appellants to be representatives of a class of New Jersey physicians who were long-time insureds of the Company, who were members of the Exchange during the three year look-back period for determining the eligibility of former members of the Exchange to participate in the Reorganization, and whose interests are aligned with those of Appellants, (iv) permit notice to be given by the Appellants to the members of the proposed class, at the Company's expense or as otherwise ordered by the Appellate Court and (v) grant other relief. All of these motions were denied by the Appellate Court. When the Company mailed notices to its members of the special meeting to vote on the Plan of Reorganization, the Appellants filed an emergent application with the Appellate Court seeking to enjoin the meeting and the vote of the members. The Appellants' application was denied by the Appellate Court. The Appellants then requested a hearing by the Supreme Court of New Jersey on their application for emergent relief. That request was denied. The Plan of Reorganization was approved by the members at a special meeting held on March 17, 1999 with a vote of 5,326 in favor and 429 opposed. Following approval of the Plan of Reorganization, Appellants again sought injunctive relief filing an application with the Appellate Court for an order enjoining implementation of the Plan pending final disposition of their appeal. The motion to enjoin implementation of the Plan was heard by the Appellate Court and was denied. Following the Appellate Court's denial of that motion, the Appellants filed a motion with the Supreme Court of New Jersey seeking again to enjoin implementation of the Plan of Reorganization. That motion is now pending. The appeal of the Commissioner's order approving the Plan of Reorganization currently remains pending as to the three named Appellants that initially filed the Appeal with the Appellate Court.

Other Pending Actions. Five current members of the Exchange have filed an action against the Company and others in the Superior Court of New Jersey, Chancery Division. Those five individual members ("Plaintiffs") claim that they should be certified to represent a class of persons who were members of the Exchange during both the three-year look back period and prior to the three-year look back period, and who allegedly would benefit from a formula to allocate stock in a manner proposed by the Plaintiffs. To date, the Plaintiffs have not been certified to represent such a class. Four of the five plaintiffs previously moved to intervene in the Appeal from the Commissioner's order approving the Plan of Reorganization. That motion was denied by the Appellate Court. The Plaintiffs are challenging, among other things, the formula adopted by the Board of Governors to allocate stock to Distributees, the valuation of the Attorney-in-Fact, certain contractual benefits of key officers (including stock options, secured loans, long-term incentives, and potential severance benefits), and actions taken by the Board of Governors and key officers that allegedly violated such persons' fiduciary duties. The Plaintiffs also contend that the surplus of the Company is greater than the Company has reported. In addition to their request to be certified to represent a class of members, the Plaintiffs sought to enjoin the vote of members on the Plan of Reorganization, to require that the Company provide them priority subscription rights, to compel the payment of dividends by the Exchange, to enjoin the anticipated Public Offering and to award non-specified compensatory and punitive damages and attorney fees. Prior to the vote of the members on the Plan of Reorganization, the Company filed a motion to dismiss Plaintiffs' complaint for lack of subject matter jurisdiction and for failure to state a claim for which relief may be granted. The Plaintiffs moved the court for an order enjoining the vote of the Members and requiring certain discovery on an emergent basis. The motions of Plaintiffs and the Company were heard prior to the vote of the members. The Superior Court of New Jersey, Chancery Division, granted the Company's motion to dismiss for lack of subject matter jurisdiction on all claims related to the Plan of Reorganization. The court deferred ruling on the Company's motion to dismiss all remaining claims. The court denied the motion of the plaintiffs for emergent discovery and for an order enjoining the vote of the members on the Plan of Reorganization. The court further ruled that Plaintiffs would be permitted access to the Company's mailing facility for the purpose of sending a letter to members expressing Plaintiffs' position on the Plan of Reorganization. The Plaintiffs subsequently renewed their motion for emergent discovery and an order enjoining the vote of the members. The court denied the Plaintiffs' motion in its entirety. The Plaintiffs then filed an appeal to the Appellate Court seeking an emergent order enjoining the vote of the members and leave to appeal the dismissal of claims related to the Plan of Reorganization. Following a hearing, the Appellate Court denied both the Plaintiffs' motion seeking leave to appeal and their motion to enjoin the vote of the members.

The Company intends to vigorously defend against each of the two remaining claims. However, no assurance can be given that the Company will prevail on the merits of Plaintiffs' claims or that a court will not grant relief that the Plaintiffs have requested or other relief. Damages that could be awarded if the Plaintiffs were to prevail cannot be predicted and could have a material adverse effect on the Company. Any injunctive relief that delays the completion of the Plan of Reorganization or other injunctive relief could have a material adverse effect on the Company.

The Company may be a party to litigation from time to time in the ordinary course of business. Except as described above, the Company is not currently a party to any litigation which may have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The MIIX Group did not have an established public trading market for its Common Stock during fiscal year 1998.

SHAREHOLDERS OF RECORD

The Exchange was the sole shareholder of record of The MIIX Group's Common Stock as of December 31, 1998. In reliance upon Section 4(2) of the Securities Act, ten shares of Common Stock were issued to the Exchange upon The MIIX Group's incorporation in 1997 for $10.00 in aggregate consideration.

DIVIDENDS

The MIIX Group has not paid dividends in the past. The declaration and payment of future dividends to holders of Common Stock will be at the discretion of The MIIX Group Board and will be dependent upon the Company's financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends to The MIIX Group by the Insurance Subsidiaries and other factors deemed relevant by The MIIX Group Board. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources", "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries."

ITEM 6.   SELECTED FINANCIAL DATA

SUMMARY FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company. The income statement data set forth below for each of the four years in the period ended December 31, 1998 and the balance sheet data as of December 31, 1998, 1997, and 1996 are derived from the consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors, and should be read in conjunction with, and are qualified by reference to, the consolidated financial statements and the related notes thereto contained herein. The income statement data for the year ended 1994 and the balance sheet data as of December 31, 1994 and 1995 are derived from unaudited consolidated financial statements of the Company which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All selected financial data are presented in accordance with GAAP, except for the item entitled "statutory surplus," which is presented in accordance with Statutory Accounting Principles ("SAP"). The statutory surplus amounts are derived from the audited statutory financial statements of the Company and, in the opinion of management, fairly reflect the specified data for the periods presented.


                                                                 (in thousands, except per share amounts)
                                                                     For the Year Ended December 31,
                                           -------------------------------------------------------------------------------
                                             1998               1997            1996              1995           1994
                                           -----------      -----------      -----------      -----------      -----------
INCOME STATEMENT DATA:
  Direct premiums written ...........      $   230,314      $   162,430      $   143,218      $   137,291      $   127,647
                                           ===========      ===========      ===========      ===========      ===========
   Net premiums earned ...............     $   162,501      $   123,330      $   107,887      $   105,256      $    85,992
   Net investment income .............          65,107           53,892           49,135           51,896           47,765
   Realized investment gains (losses)           36,390           10,296            5,832           13,149          (11,030)
   Other revenue .....................             891            2,884            3,164            2,807            2,385
                                           -----------      -----------      -----------      -----------      -----------
       Total revenues ................         264,889          190,402          166,018          173,108          125,112
                                           -----------      -----------      -----------      -----------      -----------
Losses and loss adjustment expenses ..         155,868          120,496          110,593          107,889           55,687
Underwriting expenses ................          42,063           25,415           17,553           14,743           12,777
Funds held charges ...................          13,420           13,361           10,273            6,996            4,669
Impairment of capitalized system
  development costs ..................          12,656               --               --               --               --
                                           -----------      -----------      -----------      -----------      -----------
       Total expenses ................         224,007          159,272          138,419          129,628           73,133
                                           -----------      -----------      -----------      -----------      -----------
Income before income taxes ...........          40,882           31,130           27,599           43,480           51,979
Income tax expense ...................          11,154            2,006           10,004           11,402           16,327
                                           -----------      -----------      -----------      -----------      -----------
       Net income ....................     $    29,728      $    29,124      $    17,595      $    32,078      $    35,652
                                           ===========      ===========      ===========      ===========      ===========

BALANCE SHEET DATA (AT END OF PERIOD):
   Total investments .................     $ 1,165,698      $ 1,026,971      $   916,330      $   895,146      $   788,465
   Total assets ......................       1,674,262        1,446,559        1,295,441        1,173,681        1,003,823
   Total liabilities .................       1,351,419        1,136,585        1,033,129          919,050          816,818
   Total equity ......................         322,843          309,974          262,312          254,631          187,005
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio ........................            95.9%            97.7%           102.5%           102.5%            64.8%
   Expense ratio .....................            25.9%            20.6%            16.3%            14.0%            14.9%
                                           -----------      -----------      -----------      -----------      -----------
   Combined ratio ....................           121.8%           118.3%           118.8%           116.5%            79.7%
                                           ===========      ===========      ===========      ===========      ===========

Statutory surplus ....................     $   253,166      $   242,395      $   208,478      $   184,651      $   156,246
                                           ===========      ===========      ===========      ===========      ===========
Earnings per share (pro forma) (1) ...     $      2.48
                                           ===========
Book value per share (pro forma) (1) .     $     26.90
                                           ===========

(1) Gives effect to the assumed aggregate issuance of approximately 12,000,000 shares of Common Stock to Distributees. Does not give effect to the sale of Common Stock in the anticipated Public Offering, to the issuance of Common Stock to the Medical Society in connection with the acquisition of the Attorney-in-Fact, or to the sale of Common Stock to certain officers of the Company pursuant to the Stock Purchase and Loan Agreements between such officers and The MIIX Group. See "Executive Compensation -- Stock Purchase and Loan Agreements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

GENERAL

The Exchange was organized as a New Jersey reciprocal insurance exchange in 1977. A New Jersey reciprocal insurance exchange is an entity that may be formed by persons seeking a particular type of insurance coverage. In the case of the Exchange, medical and osteopathic physicians formed the Exchange to provide medical malpractice insurance.

The medical malpractice insurance industry is cyclical in nature. Many factors influence the financial results of the medical malpractice insurance industry, several of which are beyond the control of the Company. These factors include, among other things, changes in severity and frequency of claims; changes in applicable law; regulatory reform; and changes in inflation, interest rates and general economic conditions.

The availability of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investment and perceived premium rate adequacy.

Management periodically reviews the Company's guidelines for premiums, premium surcharges, discounts, cancellations and non-renewals and other related matters. As part of this review, rates and rating classifications for its physicians, medical groups and other insureds are evaluated based on current and historical loss, LAE and other actuarially significant data. This process may result in changes in rates for certain exposure classes.

Currently, a substantial portion of the Company's policies have January 1 effective dates. Premium is recognized as written in the quarter the policy is effective, yet the premiums are earned ratably throughout the year. As the Company expands geographically, new policies are being written with effective dates other than January 1.

Reinsurance. The Company reinsures its risks primarily under two reinsurance contracts, a specific excess of loss treaty ("Specific Contract") and an aggregate excess of loss treaty ("Aggregate Contract"). Under the Specific Contract, the Company's retention for casualty business is $10 million per loss. For medical professional liability and commercial general liability business, coverage is provided up to $65 million per loss above the retention. For other casualty business, coverage is provided up to $15 million per loss above the retention. Property coverage is also provided under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per loss per policy. The Company retains an 8% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that just described for several years.

The Aggregate Contract provides several coverages on an aggregate excess of loss, specific excess of loss, and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured as a 75% loss and allocated loss adjustment expense ratio ("loss and ALAE ratio"). Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage substantially similar to that just described since 1993.

The Company's aggregate reinsurance contracts are maintained on a funds withheld basis whereby the Company holds the ceded premiums in a funds withheld account for purposes of paying losses and related loss adjustment expenses. Interest charges are credited on funds withheld at predetermined contractual rates.

Loss and LAE Reserves. The determination of loss and LAE reserves involves the projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Included in the Company's claims history are losses and LAE paid by the Company in prior periods, and case reserves for anticipated losses and ALAE developed by the Company's Claim Department as claims are reported and investigated. Management relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of aggregate reserves reported in the financial statements, including reserves for insured events of prior years, could have a material adverse effect on the Company's results of operations for the period in which the adjustments are made.

There are significant inherent uncertainties in estimating ultimate losses in the casualty insurance business and these uncertainties are increased in periods when a company is expanding into new markets with new distribution channels. The uncertainties are even greater for companies writing long-tail casualty insurance, such as medical malpractice insurance, and in particular the occurrence or occurrence-like coverages that substantially make up the Company's current reserves. These additional uncertainties are due primarily to the longer period of time during which an insured may seek coverage for a claim in respect of an occurrence or occurrence-like policy as opposed to a claims made policy. With the longer claim reporting and development period, reserves are more likely to be impacted by, among other factors, changes in judicial liability standards and interpretation of insurance contracts, changes in the rate of inflation and changes in the propensities of individuals to file claims.

The Company offered traditional occurrence coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. The Company's modified claims made policy is the PPP. Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP includes "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period and thus is reserved on an occurrence basis. Loss and LAE reserves carried for this policy and traditional occurrence policies constitute approximately 87% of the gross loss and LAE reserves at December 31, 1998.

With the additional uncertainties associated with occurrence business, as discussed above, incurred but not reported ("IBNR") reserves have consistently represented a majority of the gross reserves recorded by the Company.

The Company uses a disciplined approach to setting and adjusting financial statement loss and LAE reserves that begins with the claims adjudication process. Claims examiners establish case reserves by a process that includes extensive development and use of statistical information that allows for comparison of individual claim characteristics against historical patterns and emerging trends. This process also provides critical information for use in pricing of products and establishing the IBNR component of the financial statement reserves.

Initially, the Company establishes its best estimate of loss and LAE reserves using pricing assumptions. The reserves are evaluated every quarter and annually and are adjusted thereafter as circumstances warrant. These periodic evaluations include a variety of loss development techniques that incorporate various data accumulated in the claims settlement process including paid and incurred loss data, accident year development statistics, and loss ratio analyses. Important in these analyses are considerations of the amounts for which claims have settled in comparison to the case reserves held at settlement. Case reserves are eliminated upon settlement of related claims. Actual settlement amounts above or below case reserves are then regularly evaluated to determine whether estimated ultimate losses by accident year, including IBNR reserves, should be adjusted. Changes to aggregate reserves reported in the financial statements are made based upon the extent and nature of these variances over the long claim development period together with changes in estimates of the total number of claims to be settled. As a final test of management's determination as to whether it believes that aggregate reserves reported in the financial statements are adequate and appropriate, management considers the detailed analysis performed by the actuarial staff of its independent auditors in connection with the audit of the Company's financial statements.

Given the profile of the Company's reserves as discussed above and the results of the periodic actuarial analyses described, the Company has not made any significant adjustments to aggregate reserves reported in the financial statements in the calendar years since 1995 as these analyses did not indicate any changes in loss emergence or other trends that would support such adjustments.

The Company is currently expanding its operations into a number of states, and the Company expects that the majority of the policies issued in such states will be on a claims made basis. See "Business -- Product Offerings." As a result, the Company believes that as claims made reserves begin to comprise a greater percentage of aggregate reserves it is likely that more frequent adjustments to aggregate reserves recorded in the financial statements will become necessary because the reporting period for claims made policies is shorter, which facilitates the ability of the Company to more quickly determine ultimate losses.

Underwriting Expenses. The Company's continued expansion into other states and markets will most likely increase underwriting expenses. The Company believes that its plan of expansion through broker and agent distribution channels will increase its marketing expenses, but it also believes that this relationship will reduce the need to make other significant expenditures in order to expand into other states. Commissions for policies sold on a brokerage basis typically range up to 12.5% of premiums, whereas the Company does not incur commissions on products it sells directly. To the extent that brokered business represents an increased percentage of the Company's business in the future, expense ratios will continue to increase.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Direct premiums written. Direct premiums written were $230.3 million for the year ended December 31, 1998, a $67.9 million or 41.8% increase over the $162.4 million written during 1997. An increase of $29.9 million was a result of successful marketing efforts directed at large medical institutions in Pennsylvania and Connecticut during the third quarter of 1998. Individual physician and surgeon premiums written in Ohio and Kentucky increased by $19.4 million primarily due to successful marketing efforts directed at former policyholders of PIE Mutual Insurance Company ("PIE Mutual"), an insurer which ceased writing business in these states during 1997. Additional premium written increases of $21.5 million primarily occurred in Maryland, Texas, Massachusetts, Michigan and Illinois as a result of successful marketing efforts to physicians, surgeons and institutions in these targeted expansion states. This increase in business written outside of New Jersey more than offset a net $2.9 million decrease in New Jersey direct premiums written for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The net decrease in New Jersey business during 1998 was composed of an increase of $1.6 million in 1998 policy year premiums and a decrease of $4.5 million relating to policies that normally would have renewed January 1, 1998, but which were accelerated to November, 1997 as part of the Company's competitive strategy. The Company's decision to accelerate the renewal of such policies reduced the concentration of premium renewals, which substantially exposed the Company's book of business to market competition in one time period. Additional direct premiums written were therefore recognized in 1997 which would have otherwise been recognized in 1998 but for this change. The acceleration of premiums written had no impact on net premiums earned in 1997 or 1998. The Company's geographic expansion is continuing to reduce the concentration of business in New Jersey which comprised 50% of direct premiums written for the year ended December 31, 1998, as compared to approximately 73% in 1997 and 89% in 1996.

Net premiums earned. Net premiums earned increased approximately $39.2 million, or 31.8% to $162.5 million, for the year ended December 31, 1998 from $123.3 million for the same period in 1997. This increase is generally consistent with the increase in direct premiums written.

Net investment income. Net investment income increased approximately $11.2 million or 20.8% to $65.1 million for the year ended December 31, 1998 from $53.9 million for the same period in 1997. Average invested assets increased to approximately $1.1 billion during the year ended December 31, 1998 compared to approximately $1.0 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 5.77% for the year ended December 31, 1998 from 5.61% for the same period in 1997, primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities and a corresponding decrease in government and tax exempt security holdings.

Realized investment gains. Net realized investment gains increased approximately $26.1 million to $36.4 million for the year ended December 31, 1998 compared to $10.3 million for the same period in 1997. In 1998, the Company implemented an "equity collar" around its equity securities of $85 million. An "equity collar" is an option position created with the simultaneous purchase and sale of an equal number of put and call options. This resulting option position establishes, for a specified time period, both a ceiling and a floor with respect to the financial performance of the underlying asset upon which the equity collar is established. The purpose of the collar was to reduce equity market volatility and to stabilize unassigned surplus. The collar was constructed using European-style S&P 500 options. A "European-style" option is an option contract that may be exercised only upon expiration of the contract whereas an "American-style" option may be exercised at any time prior to the expiration of the contract. The reference to "S&P 500" refers to the underlying asset upon which the option contract's value will be based. To minimize loss exposure due to credit risk, the Company utilized intermediaries with a Standard and Poor's rating of "AA" or better. Approximately $24.4 million of the net gains realized during 1998 resulted from the liquidation of the Company's equity portfolio during the third quarter of 1998. This net gain was comprised of a gain of approximately $38.4 million on the disposition of the equities, which was partially offset by a $14.0 million loss realized (since gains were capped at 5% by the equity collar and any gains above the equity collar are treated as a realized loss to be offset against the gross realized gains) on the expiration of the Company's equity collar position on July 13, 1998.

In July 1998, the Company liquidated its equity portfolio as part of a medium term portfolio strategy which the Company believes will increase investment yield. Following liquidation, the proceeds were reinvested in fixed income securities. The remaining $12.0 million of gains recognized during 1998 pertain to the sale of government and tax exempt bonds in a generally falling interest rate environment.

Other revenue. Other revenue decreased approximately $2.0 million or 69.1% to $0.9 million for the year ended December 31, 1998 from $2.9 million for the same period last year and is composed primarily of finance charge income associated with the Company's financing of policyholder premiums, which declined as the Company outsourced its installment payment plans in the second quarter of 1998.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE increased $35.4 million or 29.4% to $155.9 million for the year ended December 31, 1998 from $120.5 million for the same period in 1997. As a percentage of earned premiums, however, incurred losses and LAE decreased to 95.9% for the year ended December 31, 1998 from 97.7% for the same period in 1997. The decrease in the loss ratio is principally attributable to an increasing portion of the Company's business being written on a claims made basis which resulted from the Company's geographic expansion. The provision for losses and LAE for the year ended December 31, 1998 included favorable reserve development of $2.1 million relating to prior years, the net result of adverse gross reserve development of $3.8 million offset by favorable development of ceded reserves of $5.9 million. The provision for losses and LAE for the year ended December 31, 1997 included no development relating to prior years. At December 31, 1998 and 1997, reserves for gross losses and allocated loss adjustment expenses on incurred but not reported claims amounted to $623.8 million and $593.2 million respectively, of which $436.3 million and $430.3 million related to prior years. While certain individual cases were settled during the years ended 1998 and 1997 at values more or less than specific case reserve amounts established in prior years, there were no overall indications that prior established aggregate reserves, including the significant portion of reserves for incurred but not reported claims, should be adjusted beyond the amounts recorded. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and as a rule, take several years to adjust, settle or litigate. The provision for losses and LAE is net of $62.4 million and $68.9 million for the years ended December 31, 1998 and 1997, respectively, of incurred losses and LAE ceded to reinsurers, primarily on a funds withheld basis.

Additionally, the aggregate excess reinsurance contracts, in place since 1993, provide coverage for losses and allocated loss adjustment expenses above aggregate retentions. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and allocated loss adjustment expenses at a constant level as long as losses and allocated loss adjustment expenses remain within the coverage limits, which was the case for the years ended December 31, 1998 and 1997.

Underwriting expenses. Underwriting expenses increased $16.6 million or 65.5% to $42.1 million for the year ended December 31, 1998, from $25.4 million for the year ended December 31, 1997. The expense ratio was 25.9% for the year ended December 31, 1998 compared to 20.6% for the same period in 1997. Approximately $5.5 million of this increase was attributable to the cost of acquiring new business, primarily through a broker distribution network, and an additional $10.1 million related to the expansion of both facilities and staff necessary to service the increased volume of business activity in 1998. Also in 1998, the Company recognized approximately $1.0 million in connection with guaranty fund assessments associated with insurance company insolvencies, primarily in Pennsylvania and Ohio which are not offset against premium taxes.

Funds held charges. Funds held charges of $13.4 million remained unchanged from 1997 and relate primarily to the interest credited on amounts held under ceded aggregate reinsurance contracts in effect since 1993. This result is the net effect of an increase of $1.9 million in interest expense accrued on funds held under the aggregate reinsurance agreements, consistent with the increase in the related funds held balances, reduced by an adjustment to funds held interest of $1.9 million associated with adjustments to losses and premium ceded under those reinsurance contracts.

Impairment of capitalized system development costs. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset to exceed the sum of the expected future cash flow associated with the asset. During 1998 management replaced its policy administration system and accordingly recognized a $12.7 million pre-tax charge which represents the net book value of capitalized costs associated with the old computer system, which is no longer being used for the Company's operations.

Income taxes. Income taxes increased approximately $9.2 million to $11.2 million for the year ended December 31, 1998, resulting in an effective tax rate of 27.3%, compared to $2.0 million and an effective tax rate of 6.4% for the year ended December 31, 1997. This increase was primarily attributable to three factors: an increase in pre-tax income in 1998 of $9.8 million resulting in additional tax of $3.4 million at a 35% rate; an increase in taxes of $0.8 million associated with a reduction in tax exempt interest in 1998; and release of a provision of $4.2 million for tax contingencies in 1997.

Net income. Net income was $29.7 million for the year ended December 31, 1998, a 2.1% increase from the $29.1 million for the year ended December 31, 1997. This increase was the net result of a number of factors, but is primarily due to higher realized gains and net investment income, partially offset by higher underwriting costs and income taxes and the one time charge of $12.7 million for the impairment of capitalized system development costs.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Direct premiums written. Direct premiums written were $162.4 million for the year ended December 31, 1997, a $19.2 million or 13.4% increase over the $143.2 million for the year ended December 31, 1996, as the Company significantly accelerated its geographic expansion. An almost three-fold increase (to $44.1 million) in premiums written outside of New Jersey more than offset a 7.3% decrease (to $118.3 million) in New Jersey business, which was primarily attributable to policies that were not renewed due to rate increases for certain exposure classes that resulted from the Company's annual underwriting process.

Net premiums earned. Net premiums earned were $123.3 million for the year ended December 31, 1997, an increase of 14.3% over the $107.9 million for the year ended December 31, 1996. This increase is generally consistent with the increase in direct premiums written.

Net investment income. Net investment income was $53.9 million for the year ended December 31, 1997, an increase of 9.7% over the $49.1 million for the year ended December 31, 1996. Cash flow from operations of $64.0 million for the year ended December 31, 1997 provided the majority of the increase in the Company's invested asset base which totaled approximately $1 billion at December 31, 1997. Although the invested asset base increased, the pre-tax book yield on invested assets remained comparable at 5.61%.

Realized investment gains. Net realized investment gains were approximately $10.3 million for the year ended December 31, 1997 compared to $5.8 million for the year ended December 31, 1996. Substantially all of these gains resulted from the sale of equity securities during 1997 and from the sale of bonds in 1996.

Other revenue. Other revenue was $2.9 million for the year ended December 31, 1997, a decrease of 8.8% from the $3.2 million for the year ended December 31, 1996 and is composed primarily of finance charge income associated with the Company's financing of policyholder premiums.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE was $120.5 million for the year ended December 31, 1997, an increase of 9.0% over the $110.6 million for the year ended December 31, 1996. The loss and LAE ratio was 97.7% for the year ended December 31, 1997 compared to 102.5% for 1996. The decrease in the loss and LAE ratio is primarily attributed to changes in the Company's business mix with an increasing amount of policies being issued on a claims made basis. The provision for net losses and LAE for the years ended December 31, 1997 and 1996 included no development relating to prior years. Gross loss and loss adjustment expenses incurred related to prior years increased by $0.2 million for the year ended December 31, 1997 and did not change for the year ended December 31, 1996. Reviews of gross losses and loss adjustment expenses conducted as of December 31, 1996 and 1997 did not indicate a basis to further revise prior estimates at December 31, 1997 or December 31, 1996. At December 31, 1996 and 1997, reserves for gross losses and allocated loss adjustment expenses on incurred but not reported claims amounted to $500.0 million and $593.2 million, respectively, of which $350.9 million and $430.3 million related to prior years. While certain individual cases were settled during 1996 and 1997 at values more or less than specific case reserve amounts established in prior years, there were no overall indications that prior established financial reserves, including the significant portion of reserves for incurred but not reported claims, should be adjusted. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and as a rule, take several years to adjust, settle or litigate. The provision for losses and LAE is net of $68.9 million for the year ended December 31, 1997 and $56.8 million for the year ended December 31, 1996 of incurred losses and LAE ceded to reinsurers.

Additionally, the aggregate excess reinsurance contracts, in place since 1993, provide coverage for losses and allocated loss adjustment expenses above aggregate retentions. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and allocated loss adjustment expenses at a constant level as long as losses and allocated loss adjustment expenses remain within the coverage limits, which occurred for the years ended December 31, 1996 and 1997.

Underwriting expenses. Underwriting expenses were $25.4 million for the year ended December 31, 1997, an increase of 44.8% over the $17.6 million for the year ended December 31, 1996. The expense ratio was 20.6% for the year ended December 31, 1997 compared to 16.3% for the year ended December 31, 1996. Approximately $5.0 million of the increase is attributable to staffing, commissions, premium taxes and facilities costs related to the Company's geographic expansion and increases in direct premiums earned. Additional increases of approximately $1.6 million are related to various consulting projects geared towards business process enhancements and approximately $0.6 million relates to an increase in the reserve for uncollectible accounts receivable with the remaining increases attributable to the Company's geographic expansion.

Funds held charges. Funds held charges of $13.4 million for the year ended December 31, 1997 increased by $3.1 million or 30.1% over the $10.3 million for the year ended December 31, 1996 and relate to the interest credited on amounts held under certain ceded aggregate excess reinsurance contracts. This increase is the result of the net effect of the increase in interest expense accrued on funds held under these contracts, consistent with the increase in the related funds held balances.

Income taxes. Income taxes were $2.0 million for the year ended December 31, 1997, a decrease of 79.9% from the $10.0 million for the year ended December 31, 1996. The effective tax rate was 6.4% for the year ended December 31, 1997 compared to 36.2% for 1996, primarily due to the reversal of reserves for potential tax contingencies, the majority of which were provided for in 1996 and which were resolved in the Company's favor in 1997.

Net income. Net income was $29.1 million for the year ended December 31, 1997, a 65.5% increase from the $17.6 million for the year ended December 31, 1996, principally as a result of higher investment income and realized investment gains and lower income taxes.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets, including cash and short term investments, were $1,167.1 million and $1,031.8 million at December 31, 1998 and 1997, respectively. The increase in invested assets between December 31, 1997 and December 31, 1998 resulted primarily from cash flow from operations generated during the period and net realized and unrealized investment gains.

Fixed maturities available for sale, including short-term investments, aggregated approximately $1.2 billion, or 99.7% of the investment portfolio of the Company as of December 31, 1998. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (including short-term investments) was 4.45 years.

In 1997, the Company implemented an "equity collar" around its equity securities of $81.6 million. An "equity collar" is an option position created with the simultaneous purchase and sale of an equal number of put and call options. This resulting option position establishes, for a specified time period, both a ceiling and a floor with respect to the financial performance of the underlying asset upon which the equity collar is established. The collar transaction was executed on July 8, 1997 and expired on January 2, 1998. The purpose of the collar was to reduce equity market volatility and to stabilize unassigned surplus. The collar was constructed using European-style S&P 500 options, and as of December 31, 1997, the collar had no unrealized gain or loss. A "European-style" option is an option contract that may be exercised only upon expiration of the contract whereas an "American-style" option may be exercised at any time prior to the expiration of the contract. The reference to "S&P 500" refers to the underlying asset upon which the option contract's value will be based. To minimize loss exposure due to credit risk, the Company utilized intermediaries with a Standard and Poor's rating of "AA" or better.

In 1998, another equity collar was implemented with a notional value of $85 million around the equity portfolio. Again, the purpose of the collar was to reduce equity market volatility and to stabilize unassigned surplus. The collar was constructed using European style S&P 500 options. The collar transaction was executed on January 13, 1998 and expired on July 13, 1998.

Since the expiration of the equity collar mentioned above, the Company has not held any derivative investments.

In July, 1998 the Company liquidated its equity portfolio as part of a medium term portfolio strategy that the Company believes will increase investment yield. Following liquidation, the proceeds were reinvested in fixed maturity securities.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $951.7 million at December 31, 1998 and $876.7 million and $795.4 million at December 31, 1997 and 1996, respectively. The increases in these amounts were consistent with the continued growth in the Company's book of business. Reinsurance recoverable on unpaid losses and LAE was $325.8 million at December 31, 1998 and $270.7 million and $221.7 million at December 31, 1997 and 1996, respectively. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $228.1 million at December 31, 1998, and $182.6 million and $154.5 million at December 31, 1997 and 1996, respectively.

Equity. Total equity was $322.8 million at December 31, 1998 and $310.0 million and $262.3 million at December 31, 1997 and 1996, respectively. The increases were attributable to net income and changes in unrealized net appreciation of investments.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group, Incorporated. The MIIX Group is a holding company whose only material assets immediately after the Reorganization will be the capital stock of MIIX Insurance and the Attorney-in-Fact. The net proceeds of the anticipated Public Offering will be used for general corporate purposes, which may include, without limitation, increasing the capitalization of The MIIX Group's insurance subsidiaries in order to support their continued growth and for financing potential acquisitions. The MIIX Group's ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries. The MIIX Group will depend upon such payments for funds for general corporate purposes and for the payment of dividends on the Common Stock.

The payment of dividends to The MIIX Group by MIIX Insurance will be subject to limitations imposed by the New Jersey Holding Company Act. Based upon these limitations, the maximum amount that will be available for payment of dividends to The MIIX Group by MIIX Insurance in any year without the prior approval of regulatory authorities is subject to restrictions related to surplus and net income. MIIX Insurance's future cash flow available to The MIIX Group may be influenced by a variety of factors, including cyclical changes in the medical malpractice insurance market, MIIX Insurance's financial results, insurance regulatory changes, including changes in the limitations imposed by the New Jersey Holding Company Act on the payment of dividends by MIIX Insurance, and changes in general economic conditions. The MIIX Group expects that the current limitations that will be imposed on MIIX Insurance should not affect its ability to declare and pay dividends sufficient to support The MIIX Group's initial dividend policy. See "Business -- Regulation -- Regulation of Dividends from Insurance Subsidiaries."

MIIX Insurance. The primary sources of MIIX Insurance's liquidity, on both a short- and long-term basis, will be funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was approximately $90.1 million for the year ended December 31, 1998 and $64.0 million and $43.2 million for the years ended 1997 and 1996, respectively. The higher amount of cash flow from operations in 1998 compared to 1997 was principally due to an increase in collected premiums in 1998 somewhat offset by increases in paid losses and loss adjustment expenses and in paid underwriting expenses during 1998. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

The Company held collateral of $228.1 million and $182.6 million at December 31, 1998 and 1997 respectively, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $20 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

The Company primarily invests its positive cash flow from operations in fixed maturity securities. The current investment strategy, which will be continued by MIIX Insurance immediately after the Reorganization, seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity.

Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market, and regulatory conditions may change, there can be no assurance that the Company's funds will be sufficient to meet these liquidity needs.

The Attorney-in-Fact currently leases the Company's headquarters in Lawrenceville, New Jersey from the Medical Society, a related party. The Company is considering purchasing this building. An independent appraisal firm has been retained by the Company to determine the fair market value of the property to assist both parties in negotiating the transaction.

YEAR 2000

Because certain computer software programs have historically been designed to use a two-digit code to identify the year for date-sensitive material, such programs may not properly recognize post twentieth century dates. This could result in system failures and improper information processing that could disrupt the Company's business operations.

The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they will appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems have been reviewed to identify those requiring upgrading or replacement to improve current computing capabilities and to ensure that they are Year 2000 compliant. In the course of evaluating the Year 2000 readiness of its internal systems, the Company determined that its claims administration system is not Year 2000 compliant. The Company has purchased a replacement system that the vendor has represented to be Year 2000 compliant and is expected to be operational in 1999. The Company has also determined that its telephone equipment is not Year 2000 compliant. The Company is currently choosing among different methods of making its telephone equipment Year 2000 compliant. The new telephone equipment is expected to be operational in 1999.

During 1997 and 1998 the Company upgraded all its I/T systems to improve their performance and efficiency. As part of this process, the Company obtained certifications from the vendors of such new systems that such systems would be Year 2000 compliant. The Company has conducted internal tests of its new systems to ensure that they are Year 2000 compliant and continues to conduct such tests. To date, such tests have not revealed any Year 2000 issues other than in connection with the claims administration system discussed above. However, the Company has retained an outside expert to independently evaluate the Year 2000 readiness of the Company's internal systems. The Company may also be adversely affected if Year 2000 issues result in additional claims being made against the Company's insureds. The Company's liability for such claims, if any, is not clearly established. A number of companies who underwrite liability coverage in the healthcare industry have submitted applications to various state regulators requesting that policy exclusions for such liability, if any, be approved. Other carriers have advised their clients of their intent to deny coverage in certain circumstances. The Company has not yet taken a formal position and is still conducting research on the matter.

The Company is in the process of sending inquiries to its service providers, brokers and other external business partners to determine whether they may experience Year 2000 problems that could affect the Company. Management is currently evaluating alternative contingency plans that could become necessary if its own or its significant external business partners' Year 2000 remediation efforts fail. Such alternatives will most likely involve the assignment of internal and external resources to process business manually during the duration of any non-compliance. All contingency planning and testing efforts are scheduled for completion in the third quarter of 1999. It is not possible at this time to estimate the cost, if any, of such contingency plans or system failures.

Remediation costs to date (including expenditures associated with replacement systems) have been approximately $390,000 and are estimated to be less than $1 million through the completion of remediation, which is expected in 1999. These costs have been considered in preparing the Company's capital and operating budgets. There can be no assurance, however, that remediation efforts will be completed within these estimated costs and time periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Item 1 under "Business--Market Risk."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedule on page F-1 are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who currently serve as directors of The MIIX Group. The officers set forth below are all officers of the Attorney-in-Fact. The MIIX Group has only three executive officers, Messrs. Goldberg, Koreyva and Hudson.

Name                                                                Position                             Class
----                                                                --------                             -----
Daniel Goldberg                          President, Chief Executive Officer and Director                 III

Joseph J. Hudson                         Executive Vice President, Marketing and Business Development    N/A

Kenneth Koreyva                          Executive Vice President, Chief Financial Officer and           N/A
                                         Treasurer

Richard J. Gergasko                      Vice President, Underwriting and Actuarial Services             N/A

Lisa Kramer                              Vice President, Claims                                          N/A
Angelo S. Agro, M.D.                     Director                                                        I
Hillel M. Ben-Asher, M.D.                Director                                                        I
Harry M. Carnes, M.D.                    Director                                                        I
Andrew Coronato, M.D.                    Director                                                        I
Palma E. Formica, M.D.                   Director                                                        II
John S. Garra, M.D.                      Director                                                        II
Paul J. Hirsch, M.D.                     Director                                                        II
Louis L. Keeler, M.D.                    Director                                                        II
Henry R. Liss, M.D.                      Director                                                        I
Arganey Lucas, Jr., M.D.                 Director                                                        I
S. Stuart Mally, M.D.                    Director                                                        I
Vincent A. Maressa, Esq.                 Director                                                        II
Murray N. Matez, D.O.                    Director                                                        I
Robert S. Maurer, D.O.                   Director                                                        III
A. Richard Miskoff, D.O.                 Director                                                        III
Charles J. Moloney, M.D.                 Director                                                        III
Eileen Marie Moynihan, M.D.              Director                                                        III
Fred M. Palace, M.D.                     Director                                                        I
John J. Pastore, M.D.                    Director                                                        II
Pascal A. Pironti, M.D.                  Director                                                        II
Carl Restivo, Jr., M.D.                  Director                                                        II
Joseph A. Riggs, M.D.                    Director                                                        I
Bernard Robins, M.D.                     Director                                                        III
Herman M. Robinson, M.D.                 Director                                                        II
Gabriel F. Sciallis, M.D.                Director                                                        III
Benjamin I. Smolenski, M.D.              Director                                                        II
Martin L. Sorger, M.D.                   Director                                                        III
Bessie M. Sullivan, M.D.                 Director                                                        III
Harvey P. Yeager, M.D.                   Director                                                        III



The MIIX Group's Certificate of Incorporation provides for a Board of Directors consisting of at least nine but not more than thirty-five directors. At each succeeding Annual Meeting of stockholders following such initial classification and election, the respective successors of each class shall be elected for three-year terms.

At a meeting held on September 16, 1998, The MIIX Group Board approved a proposal to reduce the size of The MIIX Group Board to approximately 12 to 13 members comprised of ten current members, including Mr. Goldberg, and two to three new members. This reduction would take place over three years. The MIIX Group Board requested that a transition committee develop a detailed plan for the implementation of this proposal.

Daniel Goldberg, 51, Director, President and Chief Executive Officer of the Attorney-in-Fact, has served in each of these capacities since 1990. Mr. Goldberg is a member of the Board of Directors of ACCRA Holdings Corp. and American Fidelity & Liberty Insurance Company. He is a member of the Academy of Hospital Attorneys.

Joseph J. Hudson, 58, Executive Vice President, Marketing and Business Development has served as Vice President of Marketing and Business Development of the Attorney-in-Fact since 1994. Prior to that, he was a Vice President at Alexander & Alexander, Inc. He is a member of the American Society of Hospital Risk Managers, the Professional Liability Underwriting Society and the Society of Chartered Property and Casualty Underwriters.

Kenneth Koreyva, 43, Executive Vice President, Chief Financial Officer and Treasurer has served as Vice President, Chief Financial Officer and Treasurer of the Attorney-in-Fact since 1997. From 1991 until 1997, he served as Vice President in various capacities. Prior to that, he was a partner with the accounting firm of Coopers & Lybrand. He is a member of the American Institute of Certified Public Accountants.

Richard J. Gergasko, 40, Vice President, Underwriting and Actuarial Services of the Attorney-in-Fact, has served in this capacity since December 1998. From 1995 to 1998, he was Vice President of Underwriting with American International Group, Inc. From 1992 to 1994 he provided actuarial consulting services with MBA Incorporated. He is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries.

Lisa Kramer, 53, Vice President, Claims of the Attorney-in-Fact, has served in this capacity since 1990. She is a member of the American Bar Association, the International Association of Defense Counsel and the Philadelphia Bar Association.

Angelo S. Agro, M.D., 50, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1990. He is a physician certified by the American Board of Otolaryngology. Dr. Agro has practiced in Voorhees, New Jersey, for more than five years with Professional Otolaryngology Associates. He is a member of the American Academy of Otolaryngology, the American Medical Association, the American College of Surgeons, and the Medical Society of New Jersey. Dr. Agro is a trustee of Camden County College and Secretary of the Board.

Hillel M. Ben-Asher, M.D., 67, Director, has been Chairman of the Board of Governors of the Exchange since 1988 and a member of the Board of Governors since 1977. He has been a board-certified physician in Morristown, New Jersey, for more than five years with Blair Medical Associates. Dr. Ben-Asher is a Fellow of the American College of Physicians and a member of the American Medical Association, the American Society of Internal Medicine, and the New Jersey Society of Internal Medicine.

Harry M. Carnes, M.D., 66, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1989. He has been a physician in Audubon, New Jersey, for more than five years. Dr. Carnes is a member of the American Academy of Family Practice, the Camden City Medical Society, and the Medical Society of New Jersey.

Andrew Coronato, M.D., 58, Director, has been a member of the Board of Governors of the Exchange since 1991. He has been a board-certified physician in Westfield, New Jersey, for more than five years with Medical Diagnostic Associates, P.A. Dr. Coronato is a Fellow of the American College of Gastroenterology and American College of Physicians. He is a member of the American Gastroenterologic Association and the Medical Society of New Jersey.

Palma E. Formica, M.D., 70, Director, has been Secretary/Treasurer of the Board of Directors of the Attorney-in-Fact since 1982. She has been a board-certified physician in New Brunswick, New Jersey, for more than five years with St. Peter's Medical Center and a Professor of Clinical Family Medicine at the University of Medicine and Dentistry of New Jersey (UMDNJ) Robert Wood Johnson Medical School. Dr. Formica is a member of the Academy of Medicine of New Jersey, the American Academy of Family Physicians, the American College of Physician Executives, the American Medical Association, the American Medical Political Action Committee, the Medical Society of New Jersey, the Middlesex County Medical Society, the New Jersey Academy of Family Physicians, and the Organization of Medical Society Presidents.

John S. Garra, M.D., 58, Director, has been a member of the Board of Governors of the Exchange since 1992. He has been a board-certified physician in Collingswood, New Jersey, for more than five years. Dr. Garra is a member of the American College of Obstetricians and Gynecologists, the American College of Surgeons, the American Fertility Society, the Medical Society of New Jersey, and the New Jersey Society of Surgeons.

Paul J. Hirsch, M.D., 61, Director, has been Vice Chair of the Board of Directors of the Attorney-in-Fact since 1990. He has been a board-certified physician in Bridgewater, New Jersey, for more than five years with BioSport Orthopedics & Sports Medicine. Dr. Hirsch is a member of the American Academy of Orthopedic Surgeons, the American Orthopedic Association, the American College of Surgeons, the Arthroscopy Association of North America, the American Medical Association, and the Medical Society of New Jersey. He currently serves on the Boards of Trustees for Raritan Valley Community College, the Journal of Bone and Joint Surgery and the Academy of Medicine of New Jersey. Dr. Hirsch is a clinical professor of orthopedic surgery at Seton Hall School of Graduate Medical Education.

Louis L. Keeler, M.D., 66, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1994. He has been a board-certified physician in Haddon Heights, New Jersey, for over five years. Dr. Keeler is a member of the American Medical Association, the American Urological Association, and the Medical Society of New Jersey.

Henry R. Liss, M.D., 73, Director, has been a member of the Board of Governors of the Exchange since 1977. He has been a board-certified physician in Summit, New Jersey, for more than five years as a neurosurgery consultant. Dr. Liss is a member of the American Association of Neurological Surgeons, the American Medical Association, the American Society of Military Surgeons, and the Congress of Neurosurgeons.

Arganey Lucas, Jr., M.D., 71, Director, has been a member of the Board of Governors of the Exchange since 1987. He is a retired board-certified anesthesiologist. Dr. Lucas is a member of the Academy of Medicine, the American Medical Association, the American Society of Anesthesiologists, the Medical Society of New Jersey, the National Medical Association, the New Jersey State Society of Anesthesiologists, the North Jersey Medical Society, and the Morris County Medical Society.

S. Stuart Mally, M.D., 72, Director, has been a member of the Board of Governors of the Exchange since 1990. He has been a board-certified physician in Atlantic City, New Jersey, for more than five years. Dr. Mally is a governor of the American College of Surgeons and a member of the Medical Society of New Jersey and the Society of Surgeons of New Jersey. Dr. Mally is a former President of the New Jersey Society of Surgeons and the New Jersey Chapter, American College of Surgeons.

Vincent A. Maressa, Esq., 56, Director, has been Chairman of the Board of Directors of the Attorney-in-Fact since 1990 and a member of the Board of Directors of the Attorney-in-Fact since 1977. He has been the Executive Director and General Counsel of the Medical Society of New Jersey since 1973. Mr. Maressa is a member of the American Bar Association, the American Society of Medical Executives, and the Mercer County Bar Association.

Murray N. Matez, D.O., 71, Director, has been Secretary of the Board of Governors of the Exchange since 1979. He has been a board-certified physician in Camden, New Jersey, for more than five years. Dr. Matez has been a physician at Lourdes Medical Associates, P.A. since 1996. Prior to that, Dr. Matez was a solo practitioner. He is a member of the American College of Osteopathic Family Physicians, the American Osteopathic Association, the Camden County Society of Osteopathic Physicians and Surgeons and the New Jersey Chapter of American College of Osteopathic Family Physicians. Dr. Matez is also a member and a former President of the New Jersey Association of Osteopathic Physicians and Surgeons.

Robert S. Maurer, D.O., 66, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1977. He has been a board-certified physician in Stratford, New Jersey, for more than five years. Dr. Maurer has been an Associate Professor of Clinical Family Medicine at UMDNJ-SOM since 1992. He is a member of the American Osteopathic Association, the American Osteopathic College of Family Practitioners, the American Osteopathic College of Rheumatology, the Middlesex County Osteopathic Society, and the New Jersey Association of Osteopathic Surgeons and Physicians.

A. Richard Miskoff, D.O., 57, Director, has been a member of the Board of Governors of the Exchange since 1994. He has been a board-certified physician in Edison, New Jersey, for more than five years. Dr. Miskoff is a member of the American Osteopathic Association, the American Society of Clinical Oncologists, the American Society of Hematology, and the New Jersey Association of Osteopathic Physicians.

Charles J. Moloney, M.D., 64, Director, has been Assistant Secretary of the Board of Governors of the Exchange since 1979. He has been a board-certified physician in Moorestown, New Jersey, for more than five years. Dr. Moloney is a member of the American Academy of Pediatrics and the Medical Society of New Jersey.

Eileen Marie Moynihan, M.D., 46, Director, has been a member of the Board of Governors of the Exchange since 1995. She has been a board-certified rheumatologist in Woodbury, New Jersey for more than five years. Dr. Moynihan has also been Medical Director of the Eastern District Office for XACT Medicare (Highmark Inc.) since 1988. She is a member of the Academy of Medicine of New Jersey, the American College of Rheumatology, the American Medical Association, the Camden County Medical Society and the New Jersey Rheumatism Association. Dr. Moynihan is also a member and treasurer of the Medical Society of New Jersey.

Fred M. Palace, M.D., 63, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1990. He has been a board-certified radiologist in Morristown, New Jersey, for more than five years with Morris Imaging Assoc., P.A. Dr. Palace is a member of the Medical Society of New Jersey.

John J. Pastore, M.D., 71, Director, has been a member of the Board of Governors of the Exchange since 1977. He has been a board-certified physician in Vineland, New Jersey, for more than five years. Dr. Pastore is a member of the American Academy of Family Physicians, the American Medical Association, the Geriatric Society, and the Medical Society of New Jersey.

Pascal A. Pironti, M.D., 65, Director, has been a member of the Board of Governors of the Exchange since 1982. He has been a board-certified urologist in Summit, New Jersey, for more than five years. Dr. Pironti is a member of the American College of Surgeons, the American Medical Association, the American Urological Association, the Medical Society of New Jersey, and the Society of Clinical Urologists.

Carl Restivo, Jr., M.D., 52, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1997. He has been a board-certified physician in Jersey City, New Jersey, for more than five years. Dr. Restivo is a Delegate for the New Jersey Chapter of the American Medical Association and a past president of the Arthritis Foundation. He is a past president of the Medical Society of New Jersey.

Joseph A. Riggs, M.D., 65, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1990. He has been a board-certified physician in Haddon Heights, New Jersey, for more than five years. Dr. Riggs is a member of the American Medical Association, the Camden County Medical Society, the Medical Society of New Jersey, the New Jersey Obstetrics and Gynecology Society, and the American College of Obstetricians and Gynecologists.

Bernard Robins, M.D., 70, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1990. He has been a board-certified physician in Tewksbury Township, New Jersey, for more than five years. Dr. Robins is a member of the Medical Society of New Jersey.

Herman M. Robinson, M.D., 65, Director, has been a member of the Board of Directors of the Attorney-in-Fact since 1990. He has been a board-certified radiologist in Millburn, New Jersey, for more than five years. Dr. Robinson is a member of the American College of Radiology, the American Medical Association, the Medical Society of New Jersey, and the Radiology Society of New Jersey.

Gabriel F. Sciallis, M.D., 54, Director, has been Assistant Secretary of the Board of Governors of the Exchange since 1979. He has been a board-certified physician in Mercerville, New Jersey, for more than five years. He is a member of the American Academy of Dermatology, the Dermatology Society of New Jersey, the Medical Society of New Jersey, and the Mercer County Medical Association.

Benjamin I. Smolenski, M.D., 58, Director, has been Assistant Secretary of the Board of Governors of the Exchange since 1990. He has been a board-certified orthopedic surgeon in Mount Laurel, New Jersey, for more than five years with Smolenski Brill Hagren & Schwartz P.A. Dr. Smolenski is a member of the American Academy of Orthopedic Surgery, the American College of Surgeons, Eastern Orthopedic, the Medical Society of New Jersey, and the Philadelphia Orthopaedic Society.

Martin L. Sorger, M.D., 64, Director, has been a member of the Board of Governors of the Exchange since 1979. He has been a board-certified orthopedic physician in Glen Ridge, New Jersey, and a member of the Montclair Orthopedic Group for more than five years. Dr. Sorger is a member of the Alumni Council Columbia Medical School, the American Academy of Orthopedic Surgeons, the American College of Surgeons and a former member of its Board of Councilors, and the American Medical Association. He is a former president of the New Jersey Orthopedic Society and a member of its executive committee.

Bessie M. Sullivan, M.D., 57, Director, has been a member of the Board of Governors of the Exchange since 1992. She has been a board-certified physician in Edison, New Jersey, for more than five years with the Arthritis, Allergy & Immunology Center. Dr. Sullivan is a member of the American Medical Association, the American Rheumatism Association, the New Jersey Medical Society, and the Union City Medical Society.

Harvey P. Yeager, M.D., 64, Director, has been a member of the Board of Governors of the Exchange since 1985. He has been a board-certified otolaryngologist-head and neck surgeon in West Orange, New Jersey, for more than five years. Dr. Yeager is a member of the American Academy of Otolaryngology, the American Society of Head and Neck Surgery and the Medical Society of New Jersey. He is a former president of the New Jersey Academy of Ophthalmology and Otolaryngology and a former member of the Board of Directors of Physicians Insurers Associates of American (PIAA).

COMMITTEES OF THE MIIX GROUP, INCORPORATED

The MIIX Group Board has the following standing committees:

Executive Committee. The Executive Committee has the authority to exercise all powers of The MIIX Group Board between meetings of The MIIX Group Board, except as provided by the Certificate of Incorporation or the By-laws of The MIIX Group, or by applicable law. The Executive Committee consists of four members, Messrs. Goldberg and Maressa, and Drs. Ben-Asher and Hirsch.

Audit Committee. The Audit Committee meets periodically with the Company's management and independent auditors to discuss the scope of the annual audit, internal control, and financial reporting matters. The Company's independent auditors have direct access to the Audit Committee. The Audit Committee consists of three members, all of whom are independent directors. The members of the Audit Committee are Drs. Agro, Carnes and Sullivan.

Compensation Committee. The Compensation Committee sets the compensation of the Company's directors and executive officers. The Compensation Committee has five members consisting of Mr. Maressa and Drs. Agro, Ben-Asher, Hirsch and Liss.

Nominating Committee. The Nominating Committee recommends candidates to fill vacancies on The MIIX Group Board and also recommends candidates for membership on committees of The MIIX Group Board. The members of the Nominating Committee are Mr. Goldberg and Drs. Moynihan, Restivo and Sorger.

Transition Committee. The Transition Committee deals with various aspects of the Company's conversion to a publicly held stock insurance company. The members of the Transition Committee are Messrs. Maressa and Goldberg, and Drs. Ben-Asher, Formica, Hirsch, Liss, Matez, Moloney, Palace, Restivo, Sciallis and Sorger.

The MIIX Group Board may from time to time establish certain other committees to facilitate the management of The MIIX Group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The MIIX Group did not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934, as amended, during its most recent fiscal year. Accordingly, no reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, were required to have been filed during such year.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Following the Reorganization, directors will receive the following fees. The Chairman will receive an annual stipend of $35,000, the Vice-Chairman will receive an annual stipend of $20,000, the Secretary will receive an annual stipend of $20,000, the Chairman of the Audit Committee will receive an annual stipend of $25,000, the Chairman of any other committee will receive an annual stipend of $16,000, and other members of the Board will receive an annual stipend of $14,000. Board members will not receive travel expense reimbursement for meetings held in New Jersey.

In 1991, the Company invested in a number of corporate owned life insurance policies insuring the lives of members of the Board of Governors, the Board of Directors of the Attorney-in-Fact and committee members of such Boards. The proceeds of such policies were payable to the Company. Under a separate Board Members Plan the beneficiaries of such members were entitled to death benefit payments from the Company over a ten-year period. On July 15, 1998, the Company terminated such Board Members Plan.

EXECUTIVE COMPENSATION

Since its organization in 1997, The MIIX Group has not paid any cash compensation to its executive officers. The following Summary Compensation Table sets forth information concerning the compensation by the Company of (i) the Company's President and Chief Executive Officer and (ii) the five other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"), for the years ended December 31, 1997 and 1998.

SUMMARY COMPENSATION TABLE

                                                                                                       All Other
Name and Principal Positions(s)                   Year           Salary             Bonus           Compensation(1)
                                               -----------    --------------     -------------    --------------------
Daniel Goldberg                                   1998           $479,583(2)       $475,000               $106,793(3)
   President and Chief Executive Officer          1997            433,750(2)         76,000                113,132(3)
Joseph J. Hudson                                  1998            232,500           215,000                 14,542(4)
   Executive Vice President, Marketing            1997            200,000            33,000                 13,117(4)
     And Business Development
Kenneth Koreyva                                   1998            258,667           320,000                 15,661(5)
   Executive Vice President,                      1997            225,000            49,500                 17,113(5)
     Chief Financial Office and Treasurer
Richard J. Gergasko(6)                            1998             83,846            12,600                  2,068(7)
   Vice President, Underwriting and
     Actuarial Services                           1997                 --                --                     --
Lisa Kramer                                       1998            225,000            33,750                 16,235(8)
   Vice President, Claims                         1997            225,000            24,000                 16,950(8)
Ronald Wade(9)                                    1998            188,370            18,900                 11,128(10)
   Vice President, Western Region                 1997            179,400            26,000                  7,750(10)

(1) The value of certain perquisites or personal benefits is not included in the amounts disclosed because it did not exceed for any Named Executive Officer the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(2) Includes $78,750 of deferred compensation paid in each of 1997 and 1998.

(3) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $10,429 and $3,840 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; $87,000 in premiums paid by the Company in each of 1997 and 1998 in respect of a supplemental executive retirement program; and $10,953 in respect of a Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under this Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Mr. Goldberg of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $10,953. See "Employment Agreements."

(4) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $4,967 and $6,142 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; and $3,400 in respect of Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under such Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Mr. Hudson of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $3,400. See "Employment Agreements."

(5) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $7,113 and $5,411 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; and $5,250 in respect of a Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under such Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Mr. Koreyva of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $5,250. See "Employment Agreements."

(6)      Mr. Gergasko was not employed by the Company in 1997.

(7)      Consists of supplemental health and disability insurance premiums.

(8) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $5,000 and $4,035 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; and $7,200 in respect of a Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under such Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Ms. Kramer of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $7,200. See "Employment Agreements."

(9)      Reported pursuant to Item 402(a)(3)(iii) of Regulation S-K.

(10) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; and $3,000 and $6,128 in supplemental health insurance premiums in 1997 and 1998, respectively.

EMPLOYMENT AGREEMENTS

Each of Messrs. Goldberg, Koreyva and Hudson is party to a separate employment agreement dated October 9, 1998 (each an "Employment Agreement") with The MIIX Group and the Attorney-in-Fact. Each Employment Agreement is for an initial three year term. Mr. Goldberg's Employment Agreement provides for an initial base salary of $430,000 per annum, Mr. Koreyva's Employment Agreement provides for an initial base salary of $275,000 per annum and Mr. Hudson's Employment Agreement provides for an initial base salary of $250,000 per annum. Bonuses are payable at the discretion of the Board of Directors of The MIIX Group. In the event of a termination of employment, severance pay including up to three years' salary (in the case of Mr. Goldberg) or two years' salary (in the case of Messrs. Koreyva and Hudson) is payable under certain circumstances. Under the terms of their respective Employment Agreements each of Messrs. Goldberg, Koreyva, and Hudson is entitled to the grant of stock options. Such stock options will be granted under The MIIX Group's Long Term Incentive Equity Plan (as described in more detail below) on or by the date of consummation of the anticipated Public Offering at an exercise price equal to the fair market value of the Common Stock as of the date of grant. Mr. Goldberg will be granted 175,000 options, Mr. Hudson will be granted 60,000 options and Mr. Koreyva will be granted 80,000 options. Twenty-five percent of these options will vest upon grant and an additional twenty-five percent will vest upon the first, second and third anniversaries of the date of grant. Under the terms of each Employment Agreement, Messrs. Goldberg, Koreyva and Hudson are permitted to participate in the stock purchase and loan agreements and the compensation plans described below.

The Attorney-in-Fact is party to an employment agreement dated as of August 1, 1990, with Ms. Kramer. This is currently a year-to-year agreement. Ms. Kramer's current compensation under such agreement is $225,000 per annum. If Ms. Kramer's employment is terminated without cause, the Attorney-in-Fact is required to pay Ms. Kramer's salary and benefits through the end of the term of the Agreement, reduced by the amount of any compensation received by Ms. Kramer from other employment.

The Attorney-in-Fact is party to an employment agreement dated as of November 1, 1997 with Mr. Wade. This agreement is for a two year term. Mr. Wade's base salary per annum under this agreement is $179,400. Additional compensation and bonuses are payable at the discretion of the Board of Directors of the Attorney-in-Fact. If Mr. Wade's employment is terminated without cause, the Attorney-in-Fact is required to pay Mr. Wade's salary and benefits for 12 months or, if earlier, until Mr. Wade obtains full-time employment with another employer. If Mr. Wade's employment is terminated prior to November 1, 1999, he is entitled to receive the greater of (i) the amount determined in accordance with the preceding sentence and (ii) his salary and benefits payable through November 1, 1999.

The Attorney-in-Fact provides Mr. Goldberg with a supplemental executive retirement program through a Restricted Split Dollar Life Insurance Agreement and a related Collateral Assignment of Split-Dollared Policy dated September 12, 1996. Under the terms of these agreements, the Attorney-in-Fact is responsible for the payment of all premiums due under a life insurance policy on the life of Mr. Goldberg with a total face value of $1.4 million. The annual premium under such policy is $87,000. Mr. Goldberg owns such policy, but upon Mr. Goldberg's death, the Attorney-in-Fact is entitled to receive (i) if the Attorney-in-Fact or the Exchange has been declared insolvent, an amount equal to the lesser of the cash surrender value of the policy or the sum of the premiums paid by the Attorney-in-Fact, net of previous withdrawals or policy loans made to the Attorney-in-Fact, and if the Attorney-in-Fact and the Exchange have not been declared insolvent, zero (the "Insolvency Payment") and (ii) an amount equal to the proceeds of the policy less the sum of $900,000 and the Insolvency Payment. If the policy is paid under circumstances other than Mr. Goldberg's death, the Attorney-in-Fact is entitled to receive the Insolvency Payment. Mr. Goldberg's Employment Agreement requires The MIIX Group to maintain this or an equally favorable arrangement on behalf of Mr. Goldberg.

The Attorney-in-Fact is party to Split Dollar Life Insurance Agreements and related Collateral Assignments of Split-Dollared Policy with each of Mr. Goldberg, Mr. Hudson, Mr. Koreyva and Ms. Kramer. Under the terms of such agreements, the Named Executive Officer owns a life insurance policy, and the Attorney-in-Fact and the applicable Named Executive Officer share the cost of such policy's premiums. Upon payment of the proceeds or cash value of each such policy, the Attorney-in-Fact is entitled to receive the excess of such proceeds or cash value over the greater of (i) the excess of the proceeds or cash value of the policy over the sum of total premiums paid by the Attorney-in-Fact, or
(ii) the sum of the applicable Named Executive Officer's premium payments, plus interest at 5% per annum, compounded annually on the anniversary date of the applicable policy.

STOCK PURCHASE AND LOAN AGREEMENTS

The MIIX Group is party to separate Stock Purchase and Loan Agreements with each of Messrs. Goldberg, Koreyva and Hudson (the "Stock Purchase and Loan Agreements"). The purpose of the Stock Purchase and Loan Agreements is to align more closely the interests of such officers with the interests of The MIIX Group's stockholders. Pursuant to such agreements, upon the closing of the anticipated Public Offering, The MIIX Group will loan $1,290,000 to Mr. Goldberg, $550,000 to Mr. Koreyva and $500,000 to Mr. Hudson. The proceeds of such loans will be used to purchase unregistered shares of Common Stock from The MIIX Group at the price at which the Common Stock is sold to the public in the Public Offering (the "Public Offering Price"), and the interest rate charged therefor will be the minimum rate necessary to avoid income imputation under the Code as of the date of the closing of the Reorganization. Although the purchased shares will be pledged to The MIIX Group to secure the applicable loan, each loan will be made with full recourse against the applicable executive. Each loan has a five-year term. If the anticipated Public Offering is not consummated then no loans will be made and no shares will be purchased pursuant to the Stock Purchase and Loan Agreements.

DEFERRED COMPENSATION PLANS

Effective as of December 31, 1998, the Attorney-in-Fact entered into Deferred Compensation Agreements with each of Mr. Goldberg, Mr. Hudson and Mr. Koreyva. Pursuant to each such Agreement, the officers may elect to defer payment of certain compensation. Interest shall be credited monthly to the deferred amounts equal to the aggregate investment portfolio total rate of return for the Exchange, or the return associated with other investments as agreed by the parties. Distributions of benefits shall commence no earlier than January 15, 2004, but shall be accelerated upon the applicable officer ceasing to be employed by the Attorney-in-Fact, or upon such officer's death. In the event of a Change in Control, as defined in the applicable officer's Employment Agreement with the Attorney-in-Fact and The MIIX Group, a change in the officer's title or responsibilities, a reduction in the officer's base salary, or a failure by the Attorney-in-Fact to increase the officer's compensation at a rate commensurate with that of other key executives of the Attorney-in-Fact, the Attorney-in-Fact must establish a trust and fund such trust with an amount equal to the Attorney-in-Fact's obligation to the officer under the Deferred Compensation Plan.

PENSION BENEFITS

Following the Reorganization, The MIIX Group will assume from the Attorney-in-Fact a retirement plan (the "Retirement Plan") that provides pensions for substantially all employees of the Company. The Retirement Plan is an employee non-contributory, tax-qualified defined benefit plan that provides each covered employee with a basic annual benefit at normal retirement (age 65) equal to 1.5% of the employee's highest five year average basic compensation, plus .59% of such average compensation in excess of $10,000, times years of service (subject to applicable law limitations on the amount of earnings which may be considered for benefit accrual purposes under tax qualified plans) with the Company. Covered employees attaining age 21 and having completed one year of service are eligible to participate in the Retirement Plan.

The following table sets forth the estimated maximum annual benefits payable under the Retirement Plan to a Company officer or employee retiring at age 65 with the specified combination of final average compensation and years of credited service:

ESTIMATED ANNUAL BENEFIT YEARS OF CREDITED SERVICE AT AGE 65

   Average Compensation           10            15           20            25           30          35          40
   ------------------           -------       -------     -------        -------     -------     -------     -------
             $125,000           $25,535       $38,303     $51,070        $63,838     $76,605     $89,373     $98,748
              150,000            30,760        46,140      61,520         76,900      92,280     107,660     118,910
              160,000+           32,850        49,275      65,700         82,125      98,550     114,975     126,975

* The Internal Revenue Code does not permit more than $160,000 in annual compensation to count towards the determination of benefits under the pension plan.

    The amounts shown in the table are straight life annuities payable under the Retirement Plan without reduction for the joint and survivor annuity. Retirement benefits listed in the table are not subject to any deduction for Social Security benefits.

The earnings subject to the retirement plans for each of the executive officers in the Summary Compensation Table is determined from the compensation amounts shown under "Salary," but not the amounts shown under "Bonus." As of December 31, 1998, the years of service of Mr. Goldberg, Mr. Hudson, Mr. Koreyva, Mr. Gergasko, Ms. Kramer and Mr. Wade are nine years, five years, eight years, six months, nine years, and two years, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 26, 1999 by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table and each director of The MIIX Group and (iii) all directors and executive officers of The MIIX Group as a group. Except as noted below, each holder listed below has sole investment and voting power with respect to the shares beneficially owned by the holder.


                                                                                     Amount
Name                                                                                   of
----                                                                                Beneficial
                                                                                    Ownership       Percent of Class
                                                                                    ---------       ----------------
Medical Inter-Insurance Exchange of New Jersey                                          10               100%
  Two Princess Road
  Lawrenceville, NJ 08648
Daniel Goldberg                                                                         0                  0
Joseph J. Hudson                                                                        0                  0
Kenneth Koreyva                                                                         0                  0
Richard J. Gergasko                                                                     0                  0
Lisa Kramer                                                                             0                  0
Ronald Wade                                                                             0                  0
Angelo S. Agro, M.D.                                                                    0                  0
Hillel M. Ben-Asher, M.D.                                                               0                  0
Harry M. Carnes, M.D.                                                                   0                  0
Andrew Coronato, M.D.                                                                   0                  0
Palma E. Formica, M.D.                                                                  0                  0
John S. Garra, M.D.                                                                     0                  0
Paul J. Hirsch, M.D.                                                                    0                  0
Louis L. Keeler, M.D.                                                                   0                  0
Henry R. Liss, M.D.                                                                     0                  0
Arganey Lucas, Jr., M.D.                                                                0                  0
S. Stuart Mally, M.D.                                                                   0                  0
Vincent A. Maressa, Esq.                                                                0                  0
Murray N. Matez, D.O.                                                                   0                  0
Robert S. Maurer, D.O.                                                                  0                  0
A. Richard Miskoff, D.O.                                                                0                  0
Charles J. Moloney, M.D.                                                                0                  0
Eileen Marie Moynihan, M.D.                                                             0                  0
Fred M. Palace, M.D.                                                                    0                  0
John J. Pastore, M.D.                                                                   0                  0
Pascal A. Pironti, M.D.                                                                 0                  0
Carl Restivo, M.D.                                                                      0                  0
Joseph A. Riggs, M.D.                                                                   0                  0
Bernard Robins, M.D.                                                                    0                  0
Herman M. Robinson, M.D.                                                                0                  0
Gabriel F. Sciallis, M.D.                                                               0                  0
Benjamin I. Smolenski, M.D.                                                             0                  0
Martin L. Sorger, M.D.                                                                  0                  0
Bessie M. Sullivan, M.D.                                                                0                  0
Harvey P. Yeager, M.D.                                                                  0                  0
All directors and executive officers as a group (34 persons)                            0                  0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Attorney-in-Fact leases 49,000 square feet for its home office and Mid-Atlantic Region office from the Medical Society pursuant to a lease agreement dated June 29, 1981 and extended on June 26, 1998. Annual lease payments are approximately $770,000. The Company held a note receivable of $2.8 million and $3.0 million, included in other assets, at December 31, 1998 and 1997, respectively, from the Medical Society, collateralized by the building in which the Company maintains its home office. The note provides for monthly payments of $40,000, which includes interest at 9.05% until September 1, 2004 and reduced payments thereafter until June 1, 2009. Vincent A. Maressa, a director of the Medical Society, is a director of The MIIX Group.

In addition to the lease mentioned above, the Attorney-in-Fact leases space pursuant to a lease guaranteed by the Exchange. Such lease expires in May 2001, with total minimum lease payments remaining of $1.3 million as of December 31, 1998. The Exchange has extended a line of credit to an Attorney-in-Fact subsidiary in an amount up to $5.0 million, none of which was outstanding as of December 31, 1998. The Exchange guarantees a bank loan on behalf of the Attorney-in-Fact, which had an outstanding balance of $0.8 million at December 31, 1998. Mr. Goldberg, the Chief Executive Officer and a director of The MIIX Group, is a director, the Chief Executive Officer and the President of the Attorney-in-Fact.

A majority of the members of The MIIX Group Board are also policyholders and Distributees. Such directors may experience claims requiring coverage under their respective policies with the Company.

Mr. Goldberg is the Chief Executive Officer of AMM. The Attorney-in-Fact manages the business of AMM. In 1998, AMM paid the Attorney-in-Fact $234,078 for such management services.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) and (d)

    The required schedules as identified on the Index to Financial Statements on page F-1 of the 10-K are incorporated herein by reference. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


(a) (3) and (c) The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number                               Description

2.1      Plan of Reorganization of Medical Inter-Insurance Exchange.(1)

2.2 Stock Purchase Agreement between The Medical Society of New Jersey and the MIIX Group, Incorporated (incorporated by reference to Exhibit 2.1 filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

2.3 Amendment No. 1 to Stock Purchase Agreement between The Medical Society of New Jersey and the MIIX Group, Incorporated, dated as of September 20, 1998 (1).

2.4 Amendment No. 2 to Stock Purchase Agreement between The Medical Society of New Jersey and The MIIX Group, Incorporated, dated as of December 21, 1998 (1).

2.5 Resolution of the Medical Inter-Insurance Exchange of New Jersey Board of Governors amending the Plan of Reorganization (1).

3.1      Restated Certificate of Incorporation of the MIIX Group,
         Incorporated.(1)

3.2      Bylaws of The MIIX Group, Incorporated.(1)

10.1 Lease Between the Medical Society of New Jersey and New Jersey State Medical Underwriters, Inc. dated June 29, 1981.(1)

10.2 Extension of Lease between the Medical Society of New Jersey and New Jersey State Medical Underwriters, dated June 26, 1998.(1)

10.3 Lease Between Princeton Pike Corporate Center Associates IV and Physician Healthcare Plan of New Jersey Inc. dated May 24, 1991 and assigned to New Jersey State Medical Underwriters, Inc. on February 11, 1997.(1)

10.4 Specific Excess Reinsurance Contract, effective January 1, 1997, among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; Hannover Ruckversicherungs; Underwriters Reinsurance Company; Kemper Reinsurance Company; and London Life and Casualty Reinsurance Corporation.(1)

10.5 Specific Excess Reinsurance Contract, effective January 1, 1997, between Medical Inter-Insurance Exchange of New Jersey and American Re-Insurance Company.(1)

10.6 Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1996, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.,; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; London Life and Reinsurance Corporation; and Lawrenceville Re, Ltd.(1)

10.7 Specific Excess Reinsurance Contract, effective January 1, 1996 and terminated December 31, 1996, among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; Hannover Ruckversicherungs; Underwriters Reinsurance Company; American Re-Insurance Company; Kemper Reinsurance Company; and London Life and Casualty Reinsurance Corporation.(1)

10.8 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1996 among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; Eisen und Stahl Reinsurance (Ireland) Ltd.; London Life and Casualty Reinsurance Corporation; and Scandinavian Reinsurance Company, Ltd.; and Lawrenceville Re, Ltd.(1)

10.9 Specific Excess Reinsurance Contract, effective January 1, 1995 and terminated December 31, 1995 among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; Hannover Ruckversicherungs; Underwriters Reinsurance Company; and PMA Reinsurance Corporation.(1)

10.10    Combined Aggregate and Casualty Catastrophe Excess of Loss
         Reinsurance Treaty, effective January 1, 1995 among Medical Inter-Insurance Exchange of New Jersey and Hanover Reinsurance (Ireland) Ltd.; Eisen und Stahl Reinsurance (Ireland) Ltd.; London Life and Casualty Reinsurance Corporation; and Scandinavian Reinsurance Company Ltd.(1)

10.11 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1994 among Medical Inter-Insurance Exchange of New Jersey and Scandinavian Reinsurance Company Ltd.; Hannover Reinsurance (Ireland) Ltd.; and Eisen und Stahl Reinsurance (Ireland) Ltd.(1)

10.12 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1993 among Medical Inter-Insurance Exchange of New Jersey and Scandinavian Reinsurance Company Ltd.; Hannover Reinsurance (Ireland) Ltd.; and Eisen und Stahl Reinsurance (Ireland) Ltd.(1)

10.13 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective December 15, 1992 among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; and Eisen und Stahl Reinsurance (Ireland) Ltd.(1)

10.14    1998 Long Term Incentive Equity Plan of The MIIX Group,
         Incorporated.(1)

10.15* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Daniel Goldberg.(1)

10.16* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Kenneth Koreyva.(1)

10.17* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Joseph Hudson.(1)

10.18* Employment Agreement between New Jersey State Medical Underwriters, Inc. and Lisa Kramer.(1)

10.19* Employment Agreement between New Jersey State Medical Underwriters, Inc. and Ronald Wade.(1)

10.20* Form of Stock Purchase and Loan Agreement between The MIIX Group, Incorporated and Daniel Goldberg.(1)

10.21* Form of Stock Purchase and Loan Agreement between The MIIX Group, Incorporated and Kenneth Koreyva.(1)

10.22* Form of Stock Purchase and Loan Agreement between The MIIX Group, Incorporated and Joseph Hudson.(1)

10.23* Restricted Split-Dollar Life Insurance Agreement between Daniel Goldberg and Medical Underwriters, Inc. dated September 12, 1996.(1)

10.24* Split-Dollar Life Insurance Agreement dated November 3, 1995 between Daniel Goldberg and Medical Underwriters, Inc.(1)

10.25* Split-Dollar Life Insurance Agreement dated June 8, 1995 between Medical Underwriters, Inc. and Joseph Hudson.(1)

10.26* Split-Dollar Life Insurance Agreement dated December 27, 1991 between Medical Inter-Insurance Exchange, Inc. and Kenneth Koreyva.(1)

10.27* Split-Dollar Life Insurance Agreement dated December 27, 1991 between Medical Underwriters, Inc. and Lisa Kramer.(1)

10.28* Amendment and Restatement, dated December 31, 1998, to the Non-Qualified Deferred Compensation Agreement originally entered into and effective November 1, 1996, by and between New Jersey State Medical Underwriters, Inc. and Daniel Goldberg.

10.29* Non-Qualified Deferred Compensation Agreement entered into and effective December 31, 1998 by and between New Jersey State Medical Underwriters, Inc. and Kenneth M. Koreyva.

10.30* Non-Qualified Deferred Compensation Agreement entered into and effective December 31, 1998, by and between New Jersey State Medical Underwriters, Inc. and Joseph J. Hudson.

10.31 Draft Excess Cession Contract and Excess Event Protection, effective January 1, 1999 among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company, American Re-Insurance Company and Hannover Ruckversicherungs.

10.32 Draft Addendum No. 2 to Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective January 1, 1999, among Medical Inter-Insurance Exchange and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich.

10.33 Draft Addendum No. 3 to Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1998, among Medical Inter-Insurance Exchange and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich.

10.34 Draft Addendum No. 4 to Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1998, among Medical Inter-Insurance Exchange and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriting Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich.

21.1     Subsidiaries of The MIIX Group, Incorporated.(1)

24.1     Power of Attorney (see signature page).

27.1     Financial Data Schedules.

 *       Represents a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the same numbered exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371).

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The MIIX GROUP, INCORPORATED

                                   By:      /s/ DANIEL GOLDBERG
                                       ---------------------------------------
                                                 Daniel Goldberg
                                        President and Chief Executive Officer

                                                 MARCH 31, 1999


                               POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent A. Maressa, Esq., Daniel Goldberg and Kenneth Koreyva, each and individually, his or her attorneys-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign each amendment to this Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each such attorney-in-fact, or his agent or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Name                                             Title                                    Date
                ----                                             -----                                    ----
/s/ DANIEL GOLDBERG                           President, Chief Executive Officer and
-------------------------------------         and Director (principal executive officer)                  March 31, 1999
          Daniel Goldberg

/s/ KENNETH KOREYVA                           Executive Vice President and Chief Financial Officer
-------------------------------------         (principal financial and accounting officer)                March 31, 1999
          Kenneth Koreyva

/s/ ANGELO S. AGRO                            Director
-------------------------------------
        Angelo S. Agro, M.D.                                                                              March 31, 1999

/s/ HILLEL M. BEN-ASHER                       Director
-------------------------------------
     Hillel M. Ben-Asher, M.D.                                                                            March 31, 1999

/s/ HARRY M. CARNES                           Director
-------------------------------------
       Harry M. Carnes, M.D.                                                                              March 31, 1999

/s/ PALMA E. FORMICA                          Director
-------------------------------------
       Palma E. Formica, M.D.                                                                             March 31, 1999

/s/ JOHN S. GARRA                             Director
-------------------------------------
        John S. Garra, M.D.                                                                               March 31, 1999

/s/ PAUL HIRSCH                               Director
-------------------------------------
         Paul Hirsch, M.D.                                                                                March 31, 1999

                                              Director
-------------------------------------
       Louis L. Keeler, M.D.                                                                              March   , 1999

/s/ HENRY R. LISS                             Director
-------------------------------------
        Henry R. Liss, M.D.                                                                               March 31, 1999

/s/ ARGANEY LUCAS, JR.                        Director
-------------------------------------
      Arganey Lucas, Jr., M.D.                                                                            March 31, 1999

                                              Director
-------------------------------------
       S. Stuart Mally, M.D.                                                                              March   , 1999

/s/ VINCENT A. MARESSA                        Director
-------------------------------------
      Vincent A. Maressa, Esq.                                                                            March 31, 1999

/s/ MURRAY N. MATEZ                           Director
-------------------------------------
       Murray N. Matez, D.O.                                                                              March 31, 1999
                                              Director



-------------------------------------
       Robert S. Maurer, D.O.                                                                              March   , 1999

                                              Director
-------------------------------------
      A. Richard Miskoff, D.O.                                                                             March   , 1999

                                              Director
-------------------------------------
      Charles J. Moloney, M.D.                                                                             March   , 1999

                                              Director
-------------------------------------
    Eileen Marie Moynihan, M.D.                                                                            March   , 1999

                                              Director
-------------------------------------
         Fred M. Palace, M.D.                                                                             March   , 1999

                                              Director
-------------------------------------
       John J. Pastore, M.D.                                                                               March   , 1999

                                              Director
-------------------------------------
      Pascal A. Pironti, M.D.                                                                              March   , 1999

                                              Director
-------------------------------------
       Joseph A. Riggs, M.D.                                                                               March   , 1999

     /s/ BERNARD ROBINS                       Director
-------------------------------------
        Bernard Robins, M.D.                                                                               March 31, 1999

                                              Director
-------------------------------------
      Herman M. Robinson, M.D.                                                                             March   , 1999

    /s/ GABRIEL F. SCIALLIS                   Director
-------------------------------------
     Gabriel F. Sciallis, M.D.                                                                             March 31, 1999


  /s/ BENJAMIN I. SMOLENSKI                   Director
-------------------------------------
      Benjamin I. Smolenski, M.D.                                                                          March 31, 1999

                                              Director
-------------------------------------
       Martin L. Sorger, M.D.                                                                              March   , 1999


   /s/ BESSIE M. SULLIVAN                     Director
-------------------------------------
      Bessie M. Sullivan, M.D.                                                                             March 31, 1999


       /s/ HARVEY P. YEAGER                   Director
-------------------------------------
       Harvey P. Yeager, M.D.                                                                              March 31, 1999

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
Report of Independent Auditors...........................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997...................................................................   F-3
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996.......................................   F-4
Consolidated Statements of Equity for the three years ended
  December 31, 1998......................................................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997, and 1996......................................   F-6
Notes to Consolidated Financial Statements...............................   F-7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties.........................................  F-21

(ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE OMITTED FOR THE REASON THAT THEY ARE NOT APPLICABLE OR THE INFORMATION IS OTHERWISE CONTAINED IN THE FINANCIAL STATEMENTS).

                         REPORT OF INDEPENDENT AUDITORS

Board of Governors
Medical Inter-Insurance Exchange

     We have audited the accompanying consolidated balance sheets as of December 31, 1998 and 1997, of Medical Inter-Insurance Exchange and subsidiaries and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14a. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Medical Inter-Insurance Exchange and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 24, 1999

                        MEDICAL INTER-INSURANCE EXCHANGE

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                        ASSETS
Securities available-for-sale:
  Fixed-maturity investments, at fair value (amortized cost:
     1998 -- $1,041,192; 1997 -- $832,822)..................  $1,057,739    $  852,746
  Equity investments, at fair value (cost: 1998 -- $3,159;
     1997 -- $66,520).......................................       3,159        89,080
  Short-term investments, at cost which approximates fair
     value..................................................     104,800        85,145
                                                              ----------    ----------
          Total investments.................................   1,165,698     1,026,971
Cash........................................................       1,408         4,877
Accrued investment income...................................      13,563        10,324
Premium receivable, net.....................................      23,876         4,817
Reinsurance recoverable on unpaid losses....................     325,795       270,731
Prepaid reinsurance premiums................................      26,921        19,814
Reinsurance recoverable on paid losses, net.................         724         2,692
Deferred policy acquisition costs...........................       2,810           100
Due from Attorney-in-Fact...................................       3,949        13,347
Deferred income taxes.......................................      34,731        17,696
Other assets................................................      74,787        75,190
                                                              ----------    ----------
          Total assets......................................  $1,674,262    $1,446,559
                                                              ==========    ==========

                                LIABILITIES AND EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses..................  $  951,659    $  876,721
Unearned premiums...........................................      54,139        20,886
Premium deposits............................................      28,392        21,024
Funds held under reinsurance treaties.......................     228,148       182,590
Payable for securities......................................      34,115           229
Other liabilities...........................................      54,966        35,135
                                                              ----------    ----------
          Total liabilities.................................  $1,351,419    $1,136,585
                                                              ----------    ----------
Commitments and contingencies (Notes 5 and 8)

EQUITY
Surplus.....................................................     312,087       282,359
Accumulated other comprehensive income......................      10,756        27,615
                                                              ----------    ----------
          Total equity......................................     322,843       309,974
                                                              ----------    ----------
          Total liabilities and equity......................  $1,674,262    $1,446,559
                                                              ==========    ==========

                             See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
REVENUES
Net premiums earned........................................  $162,501    $123,330    $107,887
Net investment income......................................    65,107      53,892      49,135
Realized investment gains, net.............................    36,390      10,296       5,832
Other revenue..............................................       891       2,884       3,164
                                                             --------    --------    --------
          Total revenues...................................   264,889     190,402     166,018
EXPENSES
Losses and loss adjustment expenses........................   155,868     120,496     110,593
Underwriting expenses......................................    42,063      25,415      17,553
Funds held charges.........................................    13,420      13,361      10,273
Impairment of capitalized system development costs.........    12,656          --          --
                                                             --------    --------    --------
          Total expenses...................................   224,007     159,272     138,419
Income before income taxes.................................    40,882      31,130      27,599
Provision for income taxes.................................    11,154       2,006      10,004
                                                             --------    --------    --------
Net income.................................................  $ 29,728    $ 29,124    $ 17,595
                                                             ========    ========    ========
Earnings per share (pro forma).............................  $   2.48
                                                             ========

                             See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                       CONSOLIDATED STATEMENTS OF EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                      ACCUMULATED
                                                                         OTHER
                                                                     COMPREHENSIVE
                                                         SURPLUS        INCOME        TOTAL EQUITY
                                                         --------    -------------    ------------
Balance at January 1, 1996.............................  $235,640      $ 18,991         $254,631
  Net income...........................................    17,595                         17,595
  Other comprehensive income, net of tax:
  Unrealized depreciation on securities available-for-
     sale, net of deferred taxes.......................                  (9,914)          (9,914)
                                                         --------      --------         --------
Balance at December 31, 1996...........................   253,235         9,077          262,312
  Net income...........................................    29,124                         29,124
  Other comprehensive income, net of tax:
  Unrealized appreciation of securities available-for-
     sale, net of deferred tax.........................                  18,538           18,538
                                                         --------      --------         --------
Balance at December 31, 1997...........................   282,359        27,615          309,974
  Net income...........................................    29,728                         29,728
  Other comprehensive income, net of tax:
  Unrealized depreciation on securities available-for-
     sale, net of deferred tax.........................                 (16,859)         (16,859)
                                                         --------      --------         --------
Balance at December 31, 1998...........................  $312,087      $ 10,756         $322,843
                                                         ========      ========         ========

                             See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................  $  29,728    $  29,124    $  17,595
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Unpaid losses and loss adjustment expenses.........     74,938       81,272       46,789
     Unearned premiums..................................     33,253       12,588        1,883
     Premium deposits...................................      7,368      (16,224)      (3,873)
     Premium receivable, net............................    (19,059)        (271)        (751)
     Reinsurance balances, net..........................    (14,645)     (14,649)     (20,326)
     Deferred policy acquisition costs..................     (2,710)         351         (451)
     Realized gains.....................................    (36,390)     (10,296)      (5,832)
     Depreciation, accretion and amortization...........       (980)      (1,029)         976
     Deferred income tax provision......................     (7,957)      (1,417)         776
     Due from Attorney-in-Fact..........................     (3,258)      (3,687)      (2,307)
     Impairment of capitalized system development
       costs............................................     12,656           --           --
     Accrued investment income..........................     (3,239)        (142)       2,159
     Other assets.......................................        578       (9,185)      (2,101)
     Other liabilities..................................     19,831       (2,461)       8,667
                                                          ---------    ---------    ---------
  Net cash provided by operating activities.............     90,114       63,974       43,204
                                                          =========    =========    =========
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from fixed-maturity investment sales.........    664,988      228,005      606,172
  Proceeds from fixed-maturity investments matured,
     called, or prepaid.................................    112,473      120,034       97,325
  Proceeds from equity investment sales, net of equity
     collar expiration..................................     91,789       24,249        3,386
  Cost of investments acquired..........................   (976,889)    (444,168)    (704,486)
  Change in short-term investments, net.................    (19,655)       1,085      (33,979)
  Payable for securities................................     33,886          229           --
  Acquisition of goodwill...............................       (175)          --       (1,700)
                                                          ---------    ---------    ---------
  Net cash used in investing activities.................    (93,583)     (70,566)     (33,282)

CASH FLOWS FROM FINANCING ACTIVITIES
  Subordinated loan certificates redeemed...............         --           --         (248)
                                                          ---------    ---------    ---------
  Net cash used in financing activities.................         --           --         (248)
  Net change in cash....................................     (3,469)      (6,592)       9,674
  Cash at beginning of year.............................      4,877       11,469        1,795
                                                          ---------    ---------    ---------
  Cash at end of year...................................  $   1,408    $   4,877    $  11,469
                                                          =========    =========    =========

                             See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND RELATED MATTERS

     The Medical Inter-Insurance Exchange ("The Exchange") was organized as a New Jersey reciprocal insurance exchange in 1977. A New Jersey reciprocal insurance exchange is an entity that may be formed by persons seeking a particular type of insurance coverage. In the case of the Exchange, medical and osteopathic physicians formed the Exchange to provide medical malpractice insurance. Under New Jersey law, the business of a reciprocal insurance exchange must be conducted by a separate entity acting as the attorney-in-fact of such exchange.

     The Attorney-in-Fact is a corporation that is wholly owned by the Medical Society of New Jersey (the "Medical Society") and was originally formed to fulfill the statutory role of attorney-in-fact for the Exchange. In recent years the Attorney-in-Fact has diversified its business, but its principal activity continues to be managing the Exchange. The Attorney-in-Fact manages the Exchange, subject to the oversight of the Board of Governors of the Exchange, pursuant to a management contract that requires the Exchange to reimburse the costs of the Attorney-in-Fact. In addition to the power of attorney contained in such management contract, each member of the Exchange is required to execute a power of attorney in favor of the Attorney-in-Fact to affirm the Attorney-in-Fact's power to act on behalf of the Exchange pursuant to the management contract.

     The rights of a member of the Exchange are similar to the rights of a policyholder of other types of insurance companies. Because members of the Exchange are accorded certain voting rights, members' rights are more closely analogous to the rights of a person insured by a mutual insurance company than the rights of a person insured by a stock insurance company. Members' rights include the right to elect the Board of Governors, which has oversight authority over the Attorney-in-Fact. Therefore, while the day-to-day affairs of the Exchange are managed by the Attorney-in-Fact, the Exchange is ultimately controlled by its members through their power to elect the Board of Governors.

     The Exchange has been operated to generate profits. Such profits are part of the Exchange's surplus account, and the application of such profits is in the Exchange's discretion. Neither the Attorney-in-Fact nor the Medical Society owns the Exchange or has any right to profits generated by the Exchange.

     The Exchange is permitted by law to engage in any line of insurance permitted by its rules and regulations, its certificate of authority, and the applicable New Jersey laws, its state of domicile, and other states where it is authorized to do business. All aspects of the Exchange's operations are regulated by state regulatory authorities, particularly the regulatory authorities of New Jersey, which is the state in which the Exchange is domiciled. State laws regulate the process of soliciting insurance, the underwriting of insurance, the rates charged, the nature of insurance products sold, the financial accounting methods of the insurer utilized for regulatory matters, the amount of money required to be maintained by the insurer to guard against insolvency, and many other aspects of the day-to-day operations of the Exchange. See Note 9.

     In 1996, the Exchange formed a down-stream holding company, Lawrenceville Holdings, Inc. ("LHI"). On April 16, 1996, LHI acquired all of the common stock of a property and casualty insurance company, Lawrenceville Property and Casualty Co., Inc. ("LP&C"), which is domiciled in Virginia, and is licensed in twenty-five states and the District of Columbia. On July 14, 1998, LHI acquired all of the common stock of a property and casualty insurance company, MIIX Insurance Company of New York ("MIIX New York"), which is domiciled in New York. The Exchange owns all of the common stock of The MIIX Group, Incorporated, ("The MIIX Group") a Delaware holding company formed in 1997. The MIIX Group owns all of the common stock of MIIX Insurance Company ("MIIX Insurance"), a New Jersey-domiciled property and casualty insurance company incorporated on May 14, 1998.

     The Exchange, LHI, LP&C, MIIX New York and MIIX Insurance (collectively, "the Company") provide a wide range of insurance products to the medical profession and health care institutions primarily in the states of New Jersey and Pennsylvania. The primary business of the Company is medical professional liability and it

                        MEDICAL INTER-INSURANCE EXCHANGE
issues claims-made, modified claims made with prepaid extended reporting endorsements and occurrence policies. The Company currently maintains licenses in 31 states and the District of Columbia.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") which differs from statutory accounting practices prescribed or permitted by regulatory authorities (see Note 9). The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Exchange, LHI, LP&C (from the date of acquisition, April 16, 1996), MIIX New York (from the date of acquisition, July 14, 1998) and MIIX Insurance (from the date of incorporation, May 14, 1998). During 1996, no business was written by LP&C subsequent to its acquisition. No business was written by MIIX New York or MIIX Insurance during 1998. All significant intercompany transactions and balances have been eliminated in the consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

  Investments

     The Company has designated its entire investment portfolio as available-for-sale. The Company designates its investment portfolio as available-for-sale to provide the Company flexibility to respond to changes in market conditions and tax planning considerations. As such, all investments are carried at their fair values. The Company has no securities classified as "trading" or "held-to-maturity." Transfers to these categories are restricted. Investments are recorded at the Trade date.

     Changes in fair values of available-for-sale securities, after adjustment of deferred income taxes, are reported as unrealized appreciation or depreciation directly in equity as a component of other comprehensive income and, accordingly, have no effect on net income.

     For the loan-backed bonds, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of securities. Prepayment assumptions are obtained from both proprietary and broker/dealer estimates and are consistent with the current interest rate and economic environment. When actual prepayments differ significantly from anticipated prepayments, which are assessed periodically, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. That adjustment is included in net investment income.

     Derivative financial instruments are held as part of a hedging strategy and are classified as other than trading. As such, all derivatives are carried at their fair values. Changes in fair values, net of deferred taxes, are reported as unrealized appreciation or depreciation directly in equity as a component of other comprehensive income and, accordingly, have no effect on net income.

                        MEDICAL INTER-INSURANCE EXCHANGE

     Premiums and discounts on investments (other than loan-backed bonds) are amortized/accreted to investment income using the interest method over the contractual lives of the investments. Realized investment gains and losses are included as a component of revenues based on a specific identification of the investment sold.

     Short-term investments include investments maturing within one-year and other cash and cash equivalent balances earning interest.

  Losses and Loss Adjustment Expenses

     Estimates for unpaid losses and loss adjustment expenses are based on the Company's evaluation of reported claims and actuarial analyses of the Company's operations since its inception, including assumptions regarding expected ultimate losses and reporting patterns, and estimates of future trends in claim severity and frequency. The Company's philosophy is to have a disciplined process consistently applied in setting and adjusting loss and LAE reserves. Although variability is inherent in such estimates, recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. Changes in the Company's best estimate of ultimate claim costs are recognized in the period in which the Company's estimate of those ultimate costs is changed. These estimates are reviewed regularly and any adjustments to prior year reserves are reflected in current year operating results.

     The Company offered pure occurrence coverage from 1977 through 1986 and a form of occurrence coverage, "modified claims made" from 1987 to the present through its Permanent Protection Plan ("PPP") policy. The PPP policy provides coverage for claims reported during the policy period as well as, under the extended reporting endorsement, claims reported after the termination of the policy (for any reason), and thus is reserved on an occurrence basis. Traditional claims-made and occurrence coverages are reserved on a claims-made or occurrence basis, as appropriate.

  Premiums

     Premiums are recorded as earned over the period the policies to which they apply are in force. Premium deposits represent amounts received prior to the effective date of the new or renewal policy period. The reserve for unearned premiums is determined on a monthly pro-rata basis. Gross premiums include both direct and assumed premiums earned.

  Reinsurance

     Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with the accounting for the original policies issued and the terms of the reinsurance contracts. Premium deposits, unearned premiums, and unpaid losses and loss adjustment expenses are reported gross of reinsurance amounts.

     All reinsurance contracts are accounted for in accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", which provides the criteria for determining whether the contracts should be accounted for utilizing reinsurance accounting or deposit accounting. Reinsurance contracts that do not satisfy certain requirements of SFAS No. 113 are accounted for by the deposit method. Recorded deposits are initially established based on the consideration paid less any fees which are expensed in accordance with the contract terms. Subsequent adjustments to the deposit are measured based on the present value of the expected future cash flows arising from the contract.

                        MEDICAL INTER-INSURANCE EXCHANGE

  Premium Receivable

     Premium receivable is net of an allowance for doubtful accounts as of December 31, 1998 and 1997 of $455,000 and $627,000, respectively. Amounts charged to expense in 1998, 1997 and 1996 were ($172,000), $627,000 and $0.

  Reinsurance Recoverable on Paid Losses

     Reinsurance recoverable on paid losses at December 31, 1998 is net of an allowance of $1,300,000. A corresponding amount was reflected in 1998 operations.

  Deferred Policy Acquisition Costs

     Policy acquisition costs, (primarily commissions, premium taxes and other selling expenses) which vary with and are directly related to the production of business, are capitalized and amortized over the effective period of the related policies. Anticipated investment income is considered in determining if premium deficiencies exist.

  Software Development Costs

     Costs incurred in the development of software used for Company operations are capitalized and amortized over a useful life ranging from three to five years.

  Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes arise as a result of applying enacted statutory tax rates to the temporary differences between the financial statement carrying value and the tax basis of assets and liabilities. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

  Reclassification

     Certain amounts have been reclassified for the prior years to be comparable to the 1998 presentation.

  Cash Flow Reporting

     For purposes of reporting cash-flows, cash consists of amounts held at banks, cash in money market accounts and time deposits with original maturities of generally three months or less.

  Pro forma Earnings per Share

     The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect in 1998 to the assumed aggregate issuance of approximately 12,000,000 shares of Common Stock to eligible MIIX Members upon consummation of the Plan of Reorganization (see Note
13), and does not give effect to the sale of Common Stock in the anticipated Public Offering or to the issuance of Common Stock to the Medical Society in connection with the purchase of the Attorney-in-Fact.

  Recent Accounting Pronouncements

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-3 "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance for determining when a liability for guaranty fund and other insurance-related assessments should be recognized and how such liability should be measured. The SOP is effective for financial statements

                        MEDICAL INTER-INSURANCE EXCHANGE
for fiscal years beginning after December 15, 1998. The adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No.
131). SFAS No. 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's operations are classified into one reportable segment: providing professional liability and related insurance coverages to the healthcare industry. In connection therewith the company generally offers three products, occurrence policies, claims made policies with prepaid tail coverage and claims made policies in each of its markets. The Company distributes its products both directly to the insureds and through intermediaries. The Company does not currently prepare discrete financial information for any individual component of the Company's operations that are regularly reviewed by the chief operating decision maker and utilized to allocate resources and assess performance.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. Adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

3.  LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Balance as of January 1, net of reinsurance recoverable of
  $270.7 million, $221.7 million and $165.7 million,
  respectively.............................................  $605,990    $573,700    $582,931
Incurred related to:
  Current year.............................................   157,952     120,496     110,593
  Prior years..............................................    (2,084)         --          --
                                                             --------    --------    --------
Total incurred.............................................   155,868     120,496     110,593
Paid related to:
  Current year.............................................     1,328       3,930       3,630
  Prior years..............................................   134,666      84,276     116,194
                                                             --------    --------    --------
Total paid.................................................   135,994      88,206     119,824
                                                             --------    --------    --------
Balance as of December 31, net of reinsurance
  recoverable..............................................   625,864     605,990     573,700
Reinsurance recoverable....................................   325,795     270,731     221,749
                                                             --------    --------    --------
Balance, gross of reinsurance..............................  $951,659    $876,721    $795,449
                                                             ========    ========    ========

     The Company increased prior year gross reserves in the amounts of $3.8 million and $0.2 million during 1998 and 1997, respectively. No adjustment to prior year gross reserves was made in 1996. At December 31, 1998, 1997 and 1996, reserves for gross losses and loss adjustment expenses on incurred but not reported claims amounted to $623.8 million, $591.2 million and $500.0 million, respectively, of which $436.3 million, $430.3 million and $350.9 million related to prior years.

                        MEDICAL INTER-INSURANCE EXCHANGE

     Loss and loss adjustment expense reserve estimates have been reviewed regularly and adjusted where judged prudent to do so. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and, as a rule, take several years to adjust, settle or litigate. In addition, general long term trends impacting ultimate reserve values such as changes in liability standards and expanding views of contract interpretation increase the uncertainty. While certain individual cases were settled during 1998, 1997 and 1996 at values more or less than specific case reserve amounts established in prior years, there were no overall indications that prior established best estimates, including the significant portion of reserves for incurred but not reported claims, should be adjusted beyond the amounts recorded.

     The Company maintains aggregate excess reinsurance contracts that provide coverage, above aggregate retentions for most losses and allocated loss adjustment expenses. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and allocated loss adjustment expenses at a constant level as long as losses and allocated loss adjustment expenses remain within the coverage limits, which occurred for the years ended December 31, 1998, 1997 and 1996. The adjustment to net reserves in 1998 relates to loss and loss adjustment expenses not covered by the aggregate excess reinsurance contracts.

4.  MANAGEMENT SERVICES AGREEMENT

     Management services agreements between the Exchange and the Attorney-in-Fact and LP&C and the Attorney-in-Fact provide, among other things, that the Attorney-in-Fact is responsible for the administration and management of the Exchange and LP&C. These agreements have been filed with the insurance departments of the Exchange's and LP&C's respective domiciliary states. The agreement between the Exchange and the Attorney-in-Fact empowers the Attorney-in-Fact to issue, modify, reinsure, or cancel contracts; to adjust and settle claims; to accept service of process; to collect and have charge of all funds coming into the Exchange; to keep the books and accounts of the Exchange; and to do any and all things necessary to comply with any laws, subject to the control, oversight and direction of the Board of Governors of the Exchange. This agreement is automatically renewable each year unless notice of termination by either party has been provided by December 1 of the preceding year. No such notice has been given.

     The agreement between LP&C and the Attorney-in-Fact provides for similar services to be performed by the Attorney-in-Fact for LP&C, subject to the general supervision of the Board of Directors of LP&C. This agreement is automatically renewable for three-year terms unless notice of termination by either party has been provided by April 16 of the year preceding the expiration of the agreement.

     In exchange for services provided, fees are paid to the Attorney-in-Fact by the Exchange and LP&C equal to actual direct expenses of the Attorney-in-Fact incurred in performing services on behalf of the Exchange and LP&C, plus in the case of the LP&C agreement, 3 percent of LP&C's revenues of the preceding calendar year. Expenses of the Attorney-in-Fact reimbursed by the Exchange and LP&C amounted to $30.6 million in 1998, $22.7 in 1997 and $18.6 in 1996. LP&C was acquired by the Exchange in 1996 and generated no revenue during such year. Therefore, 1997 payments to the Attorney-in-Fact under the LP&C agreement were only in respect of actual direct expenses of the Attorney-in-Fact. 1998 payments to the Attorney-in-Fact included $0.2 million related to the percentage of revenue feature of the LP&C agreement.

5.  RELATED PARTY TRANSACTIONS

     As of December 31, 1998 and 1997, the Exchange is guarantor for space leased by the Attorney-in-Fact. The lease expires in May 2001, with total minimum lease payments remaining of $1.3 million. Additionally, the Exchange has extended a line of credit to an Attorney-in-Fact subsidiary in an amount up to $5.0 million, none of which was outstanding at December 31, 1998 or 1997. The Exchange guarantees a bank loan on behalf of the Attorney-in-Fact, which had an outstanding balance of $0.8 million and $1.6 million at December 31, 1998 and 1997, respectively. Lawrenceville Re, Ltd., a subsidiary of the Attorney-in-Fact assumes premiums,

                        MEDICAL INTER-INSURANCE EXCHANGE
losses, commissions and other insurance balances pursuant to reinsurance contracts with the Exchange, principally a one percent participation on the Exchange's aggregate excess of loss programs. In addition, other subsidiaries of the Attorney-in-Fact received commissions related to the placement of the Company's reinsurance programs. During 1998, 1997 and 1996, the Company assumed premiums from a risk retention group managed by the Attorney-in-Fact. In addition, the Company made contributions to the Medical Society in 1998, 1997 and 1996.

     The Company held a note receivable of $2.8 million and $3.0 million, included in other assets, at December 31, 1998 and 1997, respectively, from the Medical Society of New Jersey, collateralized by the building in which the Company maintains its home office. The note provides for monthly payments of $40,000, which includes interest at 9.05% until September 1, 2004 and reduced payments thereafter until June 1, 2009.

6.  INVESTMENTS

     The Company's investment strategy focuses primarily on the purchase of intermediate-term, investment-grade securities along with a modest allocation to below investment-grade (i.e., high yield) fixed maturity investments not to exceed 7.5% of invested assets. At December 31, 1998 and 1997, the average credit quality of the fixed income portfolio was AA- and AA+, respectively. The portfolio does not include any investments in real estate.

     The actual or amortized cost and estimated market value of the Company's available-for-sale securities as of December 31, 1998 and 1997 were as follows:

                                                                GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED     -----------------      MARKET
                                                     COST        GAINS     LOSSES      VALUE
                                                  ----------    -------    ------    ----------
                                                                  (IN THOUSANDS)
1998
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..........  $  119,083    $ 4,451    $  270    $  123,264
Obligations of states and political
  subdivisions..................................     176,798      8,420         2       185,216
Foreign securities -- U.S. dollar denominated...      15,694        352       918        15,128
Corporate securities............................     322,477      6,874     5,021       324,330
Mortgage-backed and other asset-backed
  securities....................................     407,140      4,415     1,754       409,801
                                                  ----------    -------    ------    ----------
Total fixed maturity investments................   1,041,192     24,512     7,965     1,057,739
Equity investments..............................       3,159         --        --         3,159
                                                  ----------    -------    ------    ----------
          Total investments.....................  $1,044,351    $24,512    $7,965    $1,060,898
                                                  ==========    =======    ======    ==========
1997
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..........  $  188,715    $ 4,348    $   56    $  193,007
Obligations of states and political
  subdivisions..................................     202,386      7,224         5       209,605
Corporate securities............................     130,159      3,747       567       133,339
Mortgage-backed and other asset-backed
  securities....................................     311,562      5,702       469       316,795
                                                  ----------    -------    ------    ----------
Total fixed maturity investments................     832,822     21,021     1,097       852,746
Equity investments..............................      66,520     23,154       594        89,080
                                                  ----------    -------    ------    ----------
          Total investments.....................  $  899,342    $44,175    $1,691    $  941,826
                                                  ==========    =======    ======    ==========

     The fair values for fixed maturity investments are based on quoted marked prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from

                        MEDICAL INTER-INSURANCE EXCHANGE
independent pricing services. The fair values for equity securities are based on quoted market prices and quantitative estimates of management for non-traded securities.

     The amortized cost and estimated fair value of fixed maturity investments at December 31, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            ESTIMATED
                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Due in one year or less.....................................  $   14,784    $   14,810
Due after one year through five years.......................     109,671       110,704
Due after five years through ten years......................     207,892       212,155
Due after ten years.........................................     301,705       310,269
Mortgage-backed and other asset-backed securities...........     407,140       409,801
                                                              ----------    ----------
          Total.............................................  $1,041,192    $1,057,739
                                                              ==========    ==========

     Major categories of the Company's net investment income are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Fixed maturity investments............................  $59,037    $49,241    $44,914
Equity investments....................................      878      1,678      2,096
Short-term investments................................    7,376      4,925      3,774
Other.................................................      361        775        588
                                                        -------    -------    -------
          Subtotal....................................   67,652     56,619     51,372
Investment expenses...................................    2,545      2,727      2,237
                                                        -------    -------    -------
Net investment income.................................  $65,107    $53,892    $49,135
                                                        =======    =======    =======

     Realized gains and losses from sales of investments are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Fixed maturity investments
  Gross realized gains................................  $13,084    $ 2,803    $11,522
  Gross realized losses...............................    1,052      1,158      3,279
                                                        -------    -------    -------
Net realized gains on fixed maturity investments......   12,032      1,645      8,243
Equity investments
  Gross realized gains................................   38,823      8,719        474
  Gross realized losses...............................      465         68      2,885
                                                        -------    -------    -------
Net realized gains (losses) on equity investments.....   38,358      8,651     (2,411)
                                                        -------    -------    -------
Net realized losses on equity collar investments......   14,000         --         --
                                                        -------    -------    -------
Net realized gains on investments.....................  $36,390    $10,296    $ 5,832
                                                        =======    =======    =======

     The net realized gains on equity investments for the year ended December 31, 1998 resulted from the Company's decision to liquidate substantially all of its equity investments during the third quarter of 1998.

                        MEDICAL INTER-INSURANCE EXCHANGE

     The change in the Company's unrealized appreciation (depreciation) on fixed maturity investments was $(3,377), $17,856 and ($24,896) for the years ended December 31, 1998, 1997 and 1996, respectively. The corresponding amounts for equity investments were $(22,560), $10,664, and $9,643.

     At December 31, 1998 and 1997, investments in fixed maturity investments with a carrying amount of approximately $10.1 million and $6.8 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

7.  REINSURANCE

     Certain premiums, losses and loss adjustment expenses are ceded to other insurance companies under various reinsurance agreements in-force during 1998, 1997 and 1996. These reinsurance agreements protect the underwriting and operating results from unexpected increases in frequency, severity, and acceleration of the payments of losses and loss adjustment expenses, and contain the following significant terms:

      CONTRACT         COVERAGE TYPE          RETENTION             COVERAGE LIMIT              OTHER
      --------         -------------          ---------             --------------              -----
1998 Specific Excess    Per loss       $2-$3 million            $48 million              Aggregate deductible
                                                                                         Aggregate limits
1998 Aggregate Excess   Aggregate      75% loss and ALAE ratio  75% loss and ALAE ratio  Aggregate limit
1997 Specific Excess    Per loss       $2-$3 million            $38 million              Aggregate deductible
                                                                                         Aggregate limits
1997 Aggregate Excess   Aggregate      75% loss and ALAE ratio  75% loss and ALAE ratio  Aggregate limit
1996 Specific Excess    Per loss       $2-$3 million            $28 million              Aggregate deductible
                                                                                         Aggregate limits
1996 Aggregate Excess   Aggregate      75% loss and ALAE ratio  75% loss and ALAE ratio  Aggregate limit

     In addition, in 1992, the Company entered into a combined aggregate and specific excess of loss contract to protect statutory underwriting and operating results from adverse development on those losses and ALAE which occurred on or before December 31, 1992. This contract is being accounted for using deposit accounting on a GAAP basis. The net deposit carried related to this contract is $0 as the initial consideration under this contract was retained by the Company as an unrestricted funds held liability. The deposit has not been adjusted since initially recorded in 1992.

     The effect of assumed and ceded reinsurance on premiums is summarized in the following table (dollars in thousands):

                               1998                    1997                    1996
                       --------------------    --------------------    --------------------
                       WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                       --------    --------    --------    --------    --------    --------
Direct...............  $230,314    $195,591    $162,430    $150,099    $143,218    $142,399
Assumed..............     1,543       3,015      15,478      15,568       3,550       2,187
Ceded................   (37,685)    (36,105)    (44,522)    (42,337)    (34,890)    (36,699)
                       --------    --------    --------    --------    --------    --------
Net premiums.........  $194,172    $162,501    $133,386    $123,330    $111,878    $107,887
                       ========    ========    ========    ========    ========    ========

     During 1998, 1997 and 1996, approximately $62.4 million, $68.9 million and $56.8 million, respectively, of losses and loss adjustment expenses were ceded to reinsurers.

     The Company remains liable in the event that amounts recoverable from reinsurers are uncollectible. To minimize its exposure to losses from reinsurer insolvencies, the Company enters into reinsurance arrangements with carriers rated "A" or better by A.M. Best. At December 31, 1998 and 1997, the Company held collateral under related reinsurance agreements for all unpaid losses and loss adjustment expenses ceded in the form of funds withheld of $228.1 million and $182.6 million and letters of credit of $143.0 million and $126.7 million, respectively. The Company also held collateral at December 31, 1998 and 1997 of $126 million and $192 million, respectively, under the deposit contract referred to above. However, the corresponding funds held

                        MEDICAL INTER-INSURANCE EXCHANGE
liability was offset by a receivable of the same amount representing the minimum amount due to the Company if that arrangement was terminated at December 31, 1998.

     In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as a period expense in the year incurred. There are no restrictions on investments held in support of funds withheld.

8.  COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

     The Company's securities lending program was terminated during 1998. Investment securities with an aggregate market value of $92.1 million were loaned to various brokers in connection with a securities lending program at December 31, 1997. The Company received lending fees and earned interest on the loaned securities.

     In 1997, the Company implemented an "equity collar" (collar) around the Company's equity securities of $81.6 million. An "equity collar" is an option position created with the simultaneous purchase and sale of an equal number of put and call options which serves as a hedge transaction, the purpose of which is to reduce equity market volatility and to protect surplus from significant declines in the market value of the Company's equity securities. This resulting option position establishes both a ceiling and a floor with respect to the financial performance of the underlying asset, upon which the "equity collar" is established, for a specified time period. The collar transaction was executed on July 8, 1997 and expired on January 2, 1998. The collar was constructed using European-style S&P 500 options and as of December 31, 1997, the collar had no unrealized gain or loss. A "European-style" option is an option contract that may be exercised only upon expiration of the contract. To minimize loss exposure due to credit risk, the Company utilizes intermediaries with a Standard and Poor's rating of "AA" or better.

     In 1998, another equity collar was implemented with a notional value of $85 million around the equity portfolio. Again, the purpose of the collar was to reduce equity market volatility and to stabilize unassigned surplus. The collar was constructed using European-style S&P 500 options. The collar transaction was executed on January 13, 1998 and expired on July 13, 1998, and resulted in a net realized loss to the Company of $14 million. This loss offset gains on the related hedged equity securities liquidated in the third quarter of 1998.

     Since the expiration of the equity collar mentioned above, the Company has not held any other derivative investments.

     The Company currently purchases annuities without recourse on a competitive basis to fund settlements of indemnity losses. The nature and terms of the annuities vary according to settlements. The current value of annuities purchased in prior years from other insurance companies, but with recourse to the Company, and reflected as an other asset and an other liability in the consolidated balance sheets, totaled $19.3 million and $18.8 million as of December 31, 1998 and 1997, respectively. The Company becomes liable only in the event that an insurance company cannot meet its obligations under existing agreements and state guarantee funds are not available. To minimize its exposure to such losses, the Company only utilizes insurance companies with an A.M. Best rating of "A+" or better.

     There were no pending legal proceedings beyond the ordinary course of business at December 31, 1998, except that three individual insured physicians filed an appeal of the order issued by the Commissioner of the New Jersey Department of Banking and Insurance approving the Company's Plan of Reorganization. The plaintiffs are seeking a remand of the matter to the Department for reconsideration. The court has denied plaintiffs' request for a stay of the order; the appeal remains pending. Additional court challenges to the reorganization were filed in 1999.

                        MEDICAL INTER-INSURANCE EXCHANGE

9.  STATUTORY ACCOUNTING PRACTICES

     The Exchange and MIIX Insurance, domiciled in New Jersey, LP&C, domiciled in Virginia, and MIIX New York, domiciled in New York, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance, the Virginia Department of Insurance, and the New York State Insurance Department, respectively. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the "NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Combined policyholders' surplus and net income, as reported to the domiciliary state insurance departments in accordance with its prescribed or permitted statutory accounting practices for these four companies, are summarized as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Statutory net income for the year..................  $ 29,631    $ 30,302    $ 20,078
Statutory surplus at year-end......................  $253,166    $242,395    $208,478

     The maximum amount of dividends that domestic insurance companies in New Jersey, Virginia and New York can pay to their policyholders without prior approval of the respective insurance commissioners of those states is subject to restrictions relating to statutory surplus and statutory net income. No dividends were paid or declared in 1998, 1997 or 1996. In 1998, the Exchange, MIIX Insurance, LP&C, and MIIX New York could have paid maximum dividends totaling approximately $30.9 million without the prior approval of the respective insurance commissioners.

10.  INCOME TAXES

     For federal income tax purposes, the Exchange files a consolidated return with its subsidiaries.

     The components of the income tax provision in the accompanying statements of income are summarized as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current income tax expense............................  $19,111    $ 3,423    $ 9,228
Deferred income tax expense...........................   (7,957)    (1,417)       776
                                                        -------    -------    -------
Total income tax expense..............................  $11,154    $ 2,006    $10,004
                                                        =======    =======    =======

     A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Federal income tax at 35%.............................  $14,309    $10,896    $ 9,660
Increase (decrease) in taxes resulting from:
  Tax-exempt interest.................................   (2,810)    (3,583)    (4,490)
  Provision for (reversal of) tax contingencies and
     other tax matters................................       --     (4,217)     5,224
  Other...............................................     (345)    (1,090)      (390)
                                                        -------    -------    -------
          Total income taxes..........................  $11,154    $ 2,006    $10,004
                                                        =======    =======    =======

                        MEDICAL INTER-INSURANCE EXCHANGE

     Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Discounting of loss reserves..............................  $37,181    $30,820
  Other.....................................................    5,255      2,186
                                                              -------    -------
          Total deferred tax assets.........................   42,436     33,006
                                                              -------    -------
Deferred tax liabilities:
  Unrealized gains on fixed maturity investments............    5,791      6,973
  Unrealized gains on equity investments....................       --      7,896
  Other.....................................................    1,914        441
                                                              -------    -------
          Total deferred tax liabilities....................    7,705     15,310
                                                              -------    -------
          Net deferred tax assets...........................  $34,731    $17,696
                                                              =======    =======

     Deferred tax assets are presently considered by management to be realizable based on the level of anticipated future taxable income. Net deferred tax assets and income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

     At December 31, 1998 and 1997, the Company had income taxes payable included in other liabilities of $4.5 million and $2.2 million, respectively.

     The amount of income taxes paid in 1998, 1997 and 1996 was $17.4 million, $6.0 million and $3.6 million, respectively.

     As a result of developments during 1996 related to Internal Revenue Service examinations, the Company established a provision for tax contingencies of $5.2 million. During 1997, the Company reached favorable resolutions and was able to release $4.2 million of that amount. The federal income tax returns of the Company have been examined by the Internal Revenue Service through the years 1994. Management believes the Company has adequately provided for any remaining tax contingencies.

11.  IMPAIRMENT OF CAPITALIZED SYSTEM DEVELOPMENT COSTS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset to exceed the sum of the expected future cash flow associated with the asset. During 1998, management replaced its policy administration system, and accordingly, recognized a $12.7 million pre-tax charge which represented the net book value of capitalized system development costs associated with the old computer system at the time of disposal.

                        MEDICAL INTER-INSURANCE EXCHANGE

12.  DEFERRED POLICY ACQUISITION COSTS

     The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the year ended December 31, 1998, 1997 and 1996.

                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Balance at beginning of period.......................  $    100    $   451    $     0
Cost deferred during the period......................    14,648      4,379      1,917
Amortization expense.................................   (11,938)    (4,730)    (1,466)
                                                       --------    -------    -------
Balance at end of period.............................  $  2,810    $   100    $   451
                                                       ========    =======    =======

13.  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130 -- Reporting Comprehensive Income, ("SFAS 130") became effective for years beginning after December 15, 1997. For purposes of comparison, all previous financial statements presented include the SFAS 130 disclosures. The Company considers its investment portfolio as available-for-sale and had unrealized gains at each balance sheet date that are reflected as comprehensive income in the Consolidated Statements of Equity.

                        MEDICAL INTER-INSURANCE EXCHANGE

     The components of comprehensive income, net of related tax, for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Net income..................................................  $ 29,728    $29,124    $17,595
Other comprehensive income:
  Unrealized holding gains (losses) arising during period
     (net of tax of $3,659, $13,586, and $3,297,
     respectively)..........................................     6,795     25,230     (6,124)
  Reclassification adjustment for (gains) losses realized in net income (net of tax of $12,736, $3,604, and $2,042,
     respectively)..........................................   (23,654)    (6,692)    (3,790)
                                                              --------    -------    -------
  Net unrealized gains (losses) at December 31, (net of tax
     of $9,078, $9,982, and $5,339, respectively)...........  $(16,859)   $18,538    $(9,914)
                                                              --------    -------    -------
Comprehensive income........................................  $ 12,869    $47,662    $ 7,681
                                                              ========    =======    =======

14.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of unaudited quarterly results of operations for 1998 and 1997:

                                                                       1998
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (IN THOUSANDS)
Direct written premiums............................  $143,521    $15,129    $40,184    $31,480
Net premiums earned................................    35,817     38,563     40,286     47,835
Net investment income..............................    14,803     16,051     16,769     17,484
Realized investment gains..........................     1,441      2,805     29,317      2,827
Losses and loss adjustment expenses................    36,050     36,902     40,098     42,818
Underwriting expenses..............................     8,194      9,125     10,419     14,325
Impairment of capitalized system development
  costs............................................        --     12,656         --         --
Net income.........................................  $  3,461    $(1,530)   $21,497    $ 6,300
Earnings per share (pro forma).....................  $   0.29    $ (0.13)   $  1.79    $  0.53

                                                                       1997
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (IN THOUSANDS)
Direct written premiums............................  $126,689    $ 8,114    $19,904    $ 7,723
Net premiums earned................................    27,035     30,724     34,411     31,160
Net investment income..............................    13,163     12,875     14,628     13,226
Realized investment gains (losses).................       195       (491)     1,169      9,423
Losses and loss adjustment expenses................    27,708     30,842     34,159     27,787
Underwriting expenses..............................     5,330      5,641      8,748      5,696
Net income.........................................  $  4,233    $ 3,928    $ 3,305    $17,658


15.   PLAN OF REORGANIZATION

      In 1997, the Exchange's Board of Governors unanimously approved a plan to convert from a reciprocal insurance exchange to a New Jersey domestic stock insurer (Plan of Reorganization). On March 5, 1998, the Commissioner of the Department of Banking and Insurance of the State of New Jersey approved the Plan of Reorganization. On February 3, 1999, the Securities and Exchange Commission declared the Plan of Reorganization prospectus effective. The Plan of Reorganization was ratified by members of the Exchange at a special meeting held on March 17, 1999.

      Under the Plan of Reorganization: The MIIX Group will issue shares (the "Reorganization Shares") to the Exchange solely in consideration of the contemplated asset and liability transfers between the Exchange and MIIX Insurance; MIIX Insurance will assume the assets and liabilities of the Exchange (except for the Reorganization Shares and certain cash amounts to be distributed pursuant to the Reorganization; The MIIX Group will acquire the Attorney-in-Fact from the Medical Society for $11 million worth of Common Stock and $100,000 in cash; the Reorganization Shares and certain cash amounts will be distributed to the distributees by the Exchange and the Exchange dissolved; and, thereby, The MIIX Group will be the holding company for MIIX Insurance, the other subsidiaries of the Exchange and the Attorney-in-Fact.

      The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect in 1998 to the assumed aggregate issuance of approximately 12,000,000 shares of Common stock to eligible MIIX members upon consummation of the Plan of Reorganization, and does not give effect to the sale of Common Stock in the anticipated Public Offering or to the issuance of Common Stock to the Medical Society in connection with the purchase of the Attorneys-in-Fact.

                                   SCHEDULE I

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                      AMOUNT ON
                                                           COST       FAIR VALUE    BALANCE SHEET
                                                        ----------    ----------    -------------
Fixed maturities:
Bonds:
  United States government and government agencies
     and authorities..................................  $  330,759    $  337,245     $  337,245
  States, municipalities and political subdivisions...     176,798       185,216        185,216
  Public utilities....................................      48,668        49,264         49,264
  Foreign securities--U.S. dollar denominated.........      15,694        15,128         15,128
  All other corporate bonds...........................     468,473       470,086        470,086
  Certificates of deposit.............................         800           800            800
                                                        ----------    ----------     ----------
     Total fixed maturities...........................   1,041,192     1,057,739      1,057,739
                                                        ----------    ----------     ----------
Equity securities:
  Common stock:
     Banks, trust and insurance companies.............       3,159         3,159          3,159
                                                        ----------    ----------     ----------
     Total equity securities..........................       3,159         3,159          3,159
                                                        ----------    ----------     ----------
Short-term investments................................     104,800       104,800        104,800
                                                        ----------    ----------     ----------
Total investments.....................................  $1,149,151    $1,165,698     $1,165,698
                                                        ==========    ==========     ==========