Form 10-Q
period 1999-03-31
MIIX GROUP INC
filed 1999-05-17
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

    [ ]  Transition report pursuant to Section 13 or 15(d) of
         the Securities Exchange Act of 1934 For the Period From _________ to
         __________.

                        Commission File Number: 001-14593
                          THE MIIX GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                                   22-3586492
(State or other jurisdiction of incorporation or                (I.R.S. employer identification number)
                 organization)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X NO

         No securities are held by non-affiliates of the Registrant.

         As of May 17, 1999, the number of outstanding shares of the Registrant's Common Stock was 10.

TABLE OF CONTENTS
-----------------


PART I         FINANCIAL INFORMATION..........................................    4


ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS..............................    4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................   10

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK.........................................   18

PART II        OTHER INFORMATION..............................................   19


ITEM 1.        LEGAL PROCEEDINGS..............................................   19

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS......................   20

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES................................   20

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   20

ITEM 5.        OTHER INFORMATION..............................................   20

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K...............................   20


SIGNATURES     ...............................................................   21

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Stockholders, any Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-Q) include, but are not limited to: (i) the Company having sufficient liquidity and working capital; (ii) the Company's strategy to seek consistent profitable growth; (iii) the Company's ability to increase its market share;
(iv) the Company's ability to diversify its product lines; (v) the Company's ability to expand into additional states; (vi) the Company's avoidance of any material loss on collection of reinsurance recoverables; (vii) the continued adequacy of the Company's loss and LAE reserves; and (viii) the Company's ability to consummate the underwritten Public Offering described in its Registration Statement on Form S-1 (Registration Number 333-64707). The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Governors
Medical Inter-Insurance Exchange

We have reviewed the accompanying consolidated balance sheet of Medical Inter-Insurance Exchange and subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998 and the consolidated statement of equity for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Medical Inter-Insurance Exchange and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1998, not presented herein, and in our report dated March 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                               ERNST & YOUNG LLP



New York, New York
May 12, 1999

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS AT MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                        MEDICAL INTER-INSURANCE EXCHANGE

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   MARCH 31,           DECEMBER 31,
                                                                                                  ----------           ------------
                                                                                                     1999                 1998
                                                                                                     ----                 ----
                                                                                                  (unaudited)
                                    ASSETS
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 1999 -
     $1,162,378; 1998 - $1,041,192) ....................................................            $1,163,435            $1,057,739
   Equity investments, at fair value (cost: 1999 - $3,543; 1998 - $3,159) ..............                 3,543                 3,159
   Short-term investments, at cost which approximates fair value .......................               117,118               104,800
                                                                                                    ----------            ----------
         Total investments .............................................................             1,284,096             1,165,698

Cash ...................................................................................                   855                 1,408
Accrued investment income ..............................................................                13,343                13,563
Premium receivable, net ................................................................                17,858                23,876
Reinsurance recoverable on unpaid losses ...............................................               336,921               325,795
Prepaid reinsurance premiums ...........................................................                20,137                26,921
Reinsurance recoverable on paid losses, net ............................................                   337                   724
Deferred policy acquisition costs ......................................................                 6,583                 2,810
Due from Attorney-in-Fact ..............................................................                 5,539                 3,949
Deferred income taxes ..................................................................                41,227                34,731
Receivable for securities ..............................................................                16,803                 3,414
Other assets ...........................................................................                80,003                71,373
                                                                                                    ----------            ----------
         Total assets ..................................................................            $1,823,702            $1,674,262
                                                                                                    ==========            ==========

                            LIABILITIES AND EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses .............................................            $  972,630            $  951,659
Unearned premiums ......................................................................               142,144                54,139
Premium deposits .......................................................................                    --                28,392
Funds held under reinsurance treaties ..................................................               233,644               228,148
Payable for securities .................................................................               109,725                34,115
Other liabilities ......................................................................                48,179                54,966
                                                                                                    ----------            ----------
         Total liabilities .............................................................            $1,506,322            $1,351,419
                                                                                                    ==========            ==========

Commitments and contingencies (Note 3)

EQUITY
Surplus ................................................................................               316,693               312,087
Accumulated other comprehensive income .................................................                   687                10,756
                                                                                                    ----------            ----------
         Total equity ..................................................................               317,380               322,843
                                                                                                    ----------            ----------
         Total liabilities and equity ..................................................            $1,823,702            $1,674,262
                                                                                                    ==========            ==========


See accompanying notes

    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) FOR THE THREE MONTHS ENDED
                            MARCH 31, 1999 AND 1998

                        MEDICAL INTER-INSURANCE EXCHANGE

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                                      THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                ---------------------------------
                                                                                                1999                         1998
                                                                                                ----                         ----
                                                                                                           (unaudited)
REVENUES
Net premiums earned .....................................................                     $ 45,581                      $ 35,817
Net investment income ...................................................                       17,387                        14,803
Realized investment gains, net ..........................................                         (504)                        1,441
Other revenue ...........................................................                          159                           307
                                                                                              --------                      --------
     Total revenues .....................................................                       62,623                        52,368

EXPENSES
Losses and loss adjustment expenses .....................................                       43,043                        36,050
Underwriting expenses ...................................................                        9,319                         8,194
Funds held charges ......................................................                        4,256                         4,125
                                                                                              --------                      --------
     Total expenses .....................................................                       56,618                        48,369

Income before income taxes ..............................................                        6,005                         3,999
Provision for income taxes ..............................................                        1,399                           538
                                                                                              --------                      --------
     Net income .........................................................                     $  4,606                      $  3,461
                                                                                              ========                      ========

Earnings per share (pro forma) ..........................................                     $   0.38
                                                                                              ========


See accompanying notes

         CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) AT MARCH 31, 1999

                        MEDICAL INTER-INSURANCE EXCHANGE

                        CONSOLIDATED STATEMENTS OF EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)



                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                                                 COMPREHENSIVE
                                                                              SURPLUS                INCOME            TOTAL EQUITY
                                                                              -------                ------            ------------
                                                                            (unaudited)           (unaudited)           (unaudited)
Balance at January 1, 1999 .....................................             $ 312,087              $  10,756             $ 322,843
     Net income ................................................                 4,606                                        4,606
     Other comprehensive income, net of tax:
     Unrealized depreciation on securities
        available-for-sale, net of deferred taxes ..............                                      (10,069)              (10,069)
                                                                             ---------              ---------             ---------
Balance at March 31, 1999 ......................................             $ 316,693              $     687             $ 317,380
                                                                             =========              =========             =========


See accompanying notes

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS
                         ENDED MARCH 31, 1999 AND 1998

                        MEDICAL INTER-INSURANCE EXCHANGE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              --------------------------
                                                                                                 1999             1998
                                                                                              ---------        ---------
                                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................................       $   4,606        $   3,461
Adjustments to reconcile net income to net cash provided by
    operating activities:
Unpaid losses and loss adjustment expenses ............................................          20,971           14,591
Unearned premiums .....................................................................          88,005           99,557
Premium deposits ......................................................................         (28,392)         (21,024)
Premium receivable, net ...............................................................           6,018          (49,407)
Reinsurance balances, net .............................................................           1,541           (3,897)
Deferred policy acquisition costs .....................................................          (3,773)          (5,083)
Realized (gains) losses ...............................................................             504           (1,441)
Depreciation, accretion and amortization ..............................................              52              564
Deferred income tax provision .........................................................          (1,074)             133
Due from Attorney-in-Fact .............................................................          (1,590)           7,396
Accrued investment income .............................................................             220             (690)
Other assets ..........................................................................          (8,630)             672
Other liabilities .....................................................................          (6,787)          10,163
                                                                                              ---------        ---------
Net cash provided by operating activities .............................................          71,671           54,995
                                                                                              =========        =========

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity  investment sales ........................................         236,999           91,434
Proceeds from fixed-maturity investments matured, called, or prepaid ..................          26,945           25,989
Proceeds from equity investment sales .................................................              --            1,942
Cost of investments acquired ..........................................................        (386,069)        (137,780)
Change in short-term investments, net .................................................         (12,320)         (43,845)
Net Payable for securities ............................................................          62,221            5,356
                                                                                              ---------        ---------
Net cash used in investing activities .................................................         (72,224)         (56,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities .................................................              --               --

Net change in cash ....................................................................            (553)          (1,909)
Cash at beginning of period ...........................................................           1,408            4,877
                                                                                              ---------        ---------
Cash at end of period .................................................................       $     855        $   2,968
                                                                                              =========        =========


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements for the interim periods included herein, which include the accounts of Medical Inter-Insurance Exchange (the "Exchange"), and its wholly owned subsidiaries Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Co., Inc. ("LP&C"), MIIX Insurance Company of New York ("MIIX New York"), The MIIX Group Incorporated ("The MIIX Group") and MIIX Insurance Company (collectively, "the Company"), are unaudited. However, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in the opinion of management, such information reflects all adjustments considered necessary for a fair presentation. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 1998 which were filed with the Securities and Exchange Commission on Form 10-K.

2. COMPREHENSIVE INCOME

The Company considers its investment portfolio as available-for-sale and had unrealized gains at each balance sheet date that are reflected as comprehensive income in the Consolidated Statements of Equity.

The components of comprehensive income, net of related tax, for the periods ended March 31, 1999 and 1998 were as follows:


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      ------------------------
                                                                                        1999            1998
                                                                                      --------        --------
                                                                                           (in thousands)
Net income ....................................................................       $  4,606        $  3,461
Other comprehensive income:
  Unrealized holding gains (losses) arising during period
     (net of tax of $5,598 and $622, respectively) ............................        (10,397)         (1,156)
  Reclassification adjustment for gains (losses) realized in net income
     (net of tax of $176 and $505, respectively) ..............................            328            (936)
                                                                                      --------        --------

  Net unrealized gains (losses), (net of tax of $5,421 and $1,127,
     respectively) ............................................................        (10,069)         (2,092)
                                                                                      --------        --------

Comprehensive income (loss) ...................................................       $ (5,463)       $  1,369
                                                                                      ========        ========




3. COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

On January 13, 1998, the Company implemented an "equity collar" (the "Collar") with a notional value of $85 million around the Company's equity portfolio. The purpose of the Collar was to reduce equity market volatility and to stabilize unassigned surplus. The Collar was constructed using European-style S&P 500 options and at March 31, 1998, had an unrealized loss, net of tax, of $6,814,000 which is included in the unrealized depreciation of investments in other comprehensive income as of March 31, 1998. The Collar expired on July 13, 1998. To minimize loss exposure due to credit risk, the Company utilizes only those intermediaries that are approved by the Securities Valuation Office of the National Association of Insurance Commissioners.

4. DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the three months ended March 31, 1999 and 1998.

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1999           1998
                                                                                 -------        -------
                                                                                    (in thousands)
Balance at beginning of period ...........................................       $ 2,810        $   100
Cost deferred during the period ..........................................         6,884          5,538
Amortization expense .....................................................        (3,111)          (455)
                                                                                 -------        -------
Balance at end of period .................................................       $ 6,583        $ 5,183
                                                                                 =======        =======



5. INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income expense for the periods ended March 31 is as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                          ----------------------------------------------------------------------------
                                                         1999                                      1998
                                          ----------------------------------       -----------------------------------
                                                                % OF INCOME                               % OF INCOME
                                           INCOME TAX          BEFORE INCOME         INCOME TAX          BEFORE INCOME
                                             EXPENSE               TAXES               EXPENSE               TAXES
                                          (in thousands)                           (in thousands)
Expected annual effective federal
 income tax at 35%....................      $2,102                 35.0%               $1,400                 35.0%
Decrease in taxes resulting from:
     Tax-exempt interest .............        (670)               (11.2%)                (745)               (18.6%)
     Other ...........................         (33)                (0.5%)                (117)                (2.9%)
                                            ------               ------                ------                 ----
         Total income taxes ..........      $1,399                 23.3%               $  538                 13.5%
                                            ======               ======                ======                 ====



6. PRO FORMA EARNINGS PER SHARE

The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect to the assumed aggregate issuance of approximately 12,000,000 shares of Common Stock to eligible MIIX Members upon the consummation of the Plan of Reorganization. The calculation does not give effect to the issuance of shares of Common Stock in the anticipated underwritten Public Offering, the issuance of shares of Common Stock to certain officers of the Company on the anticipated underwritten Public Offering date pursuant to Stock Purchase and Loan Agreements between such officers and the Company, or to the issuance of shares of Common Stock to the Medical Society of New Jersey in connection with the purchase of New Jersey State Medical Underwriters Inc.

7. RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 1999 presentation.

8. SEGMENT REPORTING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Direct premiums written. Direct premiums written were $141.5 million for the three months ended March 31, 1999, a decrease of $2.0 million, or 1.4%, from direct premiums written of $143.5 million for the three months ended March 31, 1998. This net decrease in direct premiums written was composed of an increase of $7.5 million in direct premiums written in New Jersey and $1.2 million in other states, offset by decreases in Ohio, Kentucky and Pennsylvania of $4.2 million, $3.3 million and $3.2 million, respectively. The increase in New Jersey direct premiums written is the net effect of a rate increase taken as of January 1, 1999 as well as a net increase in new physician group business. The net decreases in Ohio and Kentucky occurred primarily because policies written in the three months ended March 31, 1998 with effective dates prior to January 1, 1998 were renewed in the third and fourth quarters of 1998. The net decrease in Pennsylvania resulted from the loss of $1.7 million of business with physicians and surgeons following a rate increase which is applicable for policies renewing after January 1, 1999, and the non-renewal of a large institutional account, and was partially offset by new physician business written during the quarter. A substantial portion of the Company's policies are written with effective dates commencing January 1. Direct written premiums for the three months ended March 31, 1998, constituted 62.3% of total direct written premiums in 1998. A similar, but somewhat lower ratio is expected for 1999 as the proportion of business with effective dates other than January 1, principally written outside of New Jersey and Pennsylvania, continues to rise.

Net premiums earned. Net premiums earned increased approximately $9.8 million, or 27.3% to $45.6 million, for the three months ended March 31, 1999 from $35.8 million for the three months ended March 31, 1998. This increase is mainly attributable to increased direct premiums written during the latter half of 1998 that are being earned during 1999, including, particularly, several new large institutional policies written in Pennsylvania and Connecticut during the third quarter of 1998.

Net investment income. Net investment income increased approximately $2.6 million or 17.5% to $17.4 million for the three months ended March 31, 1999 from $14.8 million for the same period in 1998. Average invested assets increased to approximately $1.2 billion during the three months ended March 31, 1999 compared to approximately $1.0 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 5.77% for the three months ended March 31, 1999 from 5.71% for the same period in 1998 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities.

Realized investment gains (losses). Net realized investment gains (losses) decreased approximately $1.9 million to a $0.5 million net realized loss for the three months ended March 31, 1999 compared to a $1.4 million net realized gain for the same period in 1998. In 1999, the losses are due to bond sales in a slightly increasing interest rate environment. In 1998, substantially all of the gains resulted from the sale of bonds in a generally falling interest rate environment.

Other revenue. Other revenue decreased approximately $0.1 million or 48.2%, to $0.2 million for the three months ended March 31, 1999 from $0.3 million for the same period last year and is composed primarily of finance charge income associated with the Company's financing of policyholder premiums, which declined as the Company outsourced its installment payment plans in the second quarter of 1998.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE increased $6.9 million, or 19.4%, to $43.0 million for the three months ended March 31, 1999 from $36.1 million for the three months ended March 31, 1998. The provision for losses and LAE is net of ceded losses and LAE of $12.7 million and $15.5 million for the three months ended March 31, 1999 and 1998, respectively. The ratio of net losses and LAE to net earned premiums declined to 94.4% for the three months ended March 31, 1999 from 100.7% for the same period in 1998. This decrease in loss and LAE ratio is principally attributable to a net reduction in the gross loss and ALAE ratio on the Company's occurrence business for 1999, combined with an increasing portion of the Company's expansion business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. Changes in loss and LAE reserves held on 1994 and prior accident years also impacted the provision for loss and LAE and the ratio of net loss and LAE to earned premium for the three months ended March 31, 1999. The changes in loss and LAE reserves held on 1994 and prior accident years were as follows: gross loss and LAE reserves were reduced by $0.8 million, ceded loss and LAE reserves were reduced by $1.6 million, and ceded earned premiums were reduced by $0.4 million for the three months ended March 31, 1999.

There were no adjustments made to loss and LAE reserves held on prior accident years for the three months ended March 31, 1998.

Underwriting expenses. Underwriting expenses increased $1.1 million or 13.7% to $9.3 million for the three months ended March 31, 1999, from $8.2 million for the three months ended March 31, 1998. The expense ratio was 20.4% for the three months ended March 31, 1999 compared to 22.9% for the same period in 1998. The increase in expenses was attributable to the cost of acquiring new business, primarily through a broker distribution network, and to the increased cost of facilities and staff necessary to service the increased volume of business activity in 1999. The expense ratio declined in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily as the result of greater economies of scale present with the larger premium in 1999.

Funds held charges. Funds held charges increased $0.2 million, or 3.2%, to $4.3 million for the three months ended March 31, 1999, from $4.1 million for the three months ended March 31, 1998. Although there was an increase from March 31, 1998 to March 31, 1999 charges, the ratio of funds held charges to balances at December 31, 1997 and December 31, 1998 decreased from 2.3% to 1.9%. The decrease in the ratio of funds held charges to the beginning funds held balance is the result of three principal factors: an adjustment to funds held charges of $0.2 million related to the 1994 aggregate reinsurance contract as the result of a reduction in ceded losses for the three months ended March 31, 1999; reduced funds held charges resulting from adjustments to ceded losses made during the fourth quarter of 1998; and a lower contractual funds held charge rate applicable to the 1998 and 1999 aggregate reinsurance contracts. Funds held charges are calculated based upon beginning of quarter funds held balances.

Income taxes. Income taxes increased approximately $0.9 million to $1.4 million for the three months ended March 31, 1999, resulting in an effective tax rate of 23.3%, compared to $0.5 million and an effective tax rate of 13.5% for the same period in 1998. This increase was primarily attributable to an increase in pre-tax income in 1999 of $2.0 million resulting in additional tax of $0.7 million at a 35% rate, and an increase in taxes of $0.2 million associated with a reduction in tax-exempt interest and other items in 1999.

Net income. Net income was $4.6 million for the three months ended March 31, 1999, an increase of 33.1% from net income of $3.5 million for the three months ended March 31, 1998. This net increase was the result of increased earned premiums and investment income, somewhat offset by less than proportional increases in incurred losses and LAE and in underwriting expenses, and also somewhat offset by a $1.9 million reduction in realized gains.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets, including cash and short term investments, were $1,285.0 million at March 31, 1999 and $1,167.1 million at December 31, 1998. The increase in invested assets between December 31, 1998 and March 31, 1999 resulted primarily from cash flow from operations generated during the period.

Fixed maturities available for sale, including short-term investments, aggregated approximately $1.3 billion, or 99.7% of the investment portfolio of the Company as of March 31, 1999. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (including short-term investments) was 5.24 years.

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

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $972.6 million at March 31, 1999 and $951.7 million at December 31, 1998. Reinsurance recoverable on unpaid losses and LAE was $336.9 million at March 31, 1999 and $325.8 million at December 31, 1998. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $233.6 million at March 31, 1999, and $228.1 million at December 31, 1998. The increases in these amounts were consistent with the continued growth in the Company's book of business.

Equity. Total equity was $317.4 million at March 31, 1999 and $322.8 million at December 31, 1998. The net decrease was attributable to net income of $4.6 million offset by changes in unrealized net depreciation on investments of $10.0 million included in accumulated other comprehensive income.

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

MIIX Insurance. The primary sources of MIIX Insurance's liquidity, on both a short- and long-term basis, will be funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was approximately $71.7 million and $55.0 million for the three months ended March 31, 1999 and 1998 and $90.1 million for the year ended 1998. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

The Company held collateral of $233.6 million at March 31, 1999 and $228.1 at December 31, 1998, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $20 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

The Company invests its positive cash flow from operations in fixed maturity securities. The current investment strategy, which will be continued by MIIX Insurance immediately after the Reorganization, seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity.

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

The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they will appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems have been reviewed to identify those requiring upgrading or replacement to improve current computing capabilities and to ensure that they are Year 2000 compliant. In the course of evaluating the Year 2000 readiness of its internal systems, the Company determined that its claims administration system is not Year 2000 compliant. The Company has purchased a replacement system that the vendor has represented to be Year 2000 compliant and is expected to be operational in 1999. The Company has also determined that its telephone equipment is not Year 2000 compliant and is currently upgrading its telephone equipment to make it Year 2000 compliant. The new telephone equipment is expected to be operational in 1999.

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

Remediation costs to date (including expenditures associated with replacement systems) have been approximately $441,000 and are estimated to be less than $1 million through the completion of remediation, which is expected in 1999. These costs have been considered in preparing the Company's capital and operating budgets. There can be no assurance, however, that remediation efforts will be completed within these estimated costs and time periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

The description of legal proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference. As disclosed in such Form 10-K, the appellants filed a motion with the Supreme Court of New Jersey seeking to enjoin the Plan of Reorganization. That motion has been denied. Other pending actions described in such Form 10-K remain pending.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits

                      The following exhibits are filed herewith:

                      10.31 Draft Excess Cession Contract and Excess Event Protection, effective January 1, 1999, among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; American Re-Insurance Company; and Hannover Ruckversicherungs.

                      10.33 Draft Addendum No. 3 to Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1998, among Medical Inter-Insurance Exchange and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance Company (Ireland) Inc.; Underwriters Reinsurance Company (Barbados) Inc., and European Reinsurance Company of Zurich.

                      27.1    Financial Data Schedules.

                  b.  Reports on Form 8-K

                      No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE MIIX GROUP, INCORPORATED

                 By:      /s/ DANIEL GOLDBERG
                      ---------------------------------------
                                   Daniel Goldberg
                      President and Chief Executive Officer
                      (principal executive officer)


                 By:      /s/ KENNETH KOREYVA
                      ---------------------------------------
                                   Kenneth Koreyva
                      Executive Vice President and Chief Financial Officer (principal financial and accounting officer)


                 DATED:   MAY 17, 1999
                          -----------------------------------