Form 10-K/A
period 1998-12-31
MIIX GROUP INC
filed 1999-07-27
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A-1


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

PART I

ITEM 1.  BUSINESS

OVERVIEW


The MIIX Group, Incorporated ("The MIIX Group") was organized as a Delaware corporation in October 1997 and is currently a wholly owned subsidiary of the Medical Inter-Insurance Exchange of New Jersey, a New Jersey reciprocal insurer (the "Exchange"). The Exchange has adopted a plan of reorganization (the "Plan of Reorganization," and together with the transactions contemplated thereby, the "Reorganization"), pursuant to which the Exchange will reorganize as a stock insurer and become a wholly owned subsidiary of The MIIX Group. In connection with the Reorganization, up to 12,025,000 shares of Common Stock (the "Reorganization Shares") of The MIIX Group will be distributed to eligible current and former members of the Exchange ("Distributees").


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


Based on direct premiums written in 1998, the Company is the leading provider of medical professional liability insurance in New Jersey and is ranked 8th among medical professional liability insurers in the United States. The Company currently insures approximately 16,500 physicians and other medical professionals who practice alone, in medical groups, clinics or in other health care organizations. The Company also insures more than 198 hospitals, extended care facilities, HMOs and other managed care organizations. The Company's business has historically been concentrated in New Jersey but has expanded to other states in recent years. The Company currently writes policies in 20 states and the District of Columbia. In 1998, approximately 50% of the Company's total direct premiums written were generated outside of New Jersey. In addition to the Company's medical malpractice insurance operations, the Company also offers a broad range of complementary insurance products to its insureds and operates several fee-based consulting and other businesses.

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


In 1998, total medical professional liability direct premiums written in the United States were approximately $6.0 billion, according to data compiled by A.M. Best, an insurance rating agency and in New Jersey were approximately $273.4 million, according to data compiled by OneSource Information Services, Inc. ("OneSource"), an online data service. The Company's market share of such direct premiums written was 3.8% in the United States according to data compiled by A.M. Best and 41% in New Jersey according to data compiled by OneSource. In 1998, medical malpractice insurance accounted for approximately 97% of the Company's direct premiums written.


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

THE REORGANIZATION AND DISTRIBUTION


The Exchange is currently organized as a New Jersey reciprocal insurer, and accordingly has no stockholders. Since the Exchange's inception, the business of the Exchange has been managed by the Attorney-in Fact, which is a wholly owned subsidiary of the Medical Society, under the supervision of the Board of Governors. On October 15, 1997, the Board of Governors adopted the Plan of Reorganization. A special meeting for members of the Exchange was held March 17, 1999 to vote on the Plan of Reorganization. The Plan of Reorganization was approved by members of the Exchange at a special meeting held on March 17, 1999. The key components of the Plan of Reorganization are set forth below.


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


                  - Each Distributee will be allocated approximately .0341 Reorganization Shares for each dollar of direct premiums, less return premiums, paid by such Distributee to the Exchange during the three years prior to October 15, 1997.


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


                  - To the extent that a Distributee receives cash in lieu of Common Stock, the Common Stock otherwise distributable to such Distributee will not be distributed to other Distributees. Thus, fewer than 12,025,000 shares of Common Stock will be distributed to the Distributees pursuant to the Reorganization. The Company currently estimates that approximately 11,917,000 shares of Common Stock will be distributed to the Distributees pursuant to the Reorganization. Cash payments will be made from the Company's existing cash reserves.

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


Pursuant to the Plan of Reorganization, MIIX Insurance is to assume all the assets of the Exchange (except for the Common Stock and cash to be distributed in the Reorganization). However, insurance licenses cannot be transferred. Accordingly, MIIX Insurance must obtain regulatory approval to become an admitted carrier in each of the eight states other than New Jersey in which the Exchange is currently licensed. These states are Connecticut, Delaware, Kentucky, Maryland, Michigan, Pennsylvania, Vermont and West Virginia. MIIX Insurance has obtained such approval in Pennsylvania, Delaware, Vermont and Michigan. These states must also approve MIIX Insurance's rates, rules and policy forms, which the Company expects initially will be a continuation of those currently used by the Exchange. Pennsylvania and Delaware have approved MIIX Insurance's policy forms. In addition, Virginia, which is LP&C's state of domicile, must approve the change in LP&C's ultimate parent from the Exchange to The MIIX Group, and New York, which is MIIX New York's state of domicile, must approve the change in the ultimate parent of MIIX New York from the Exchange to The MIIX Group. Such approval has been obtained in Virginia. See "Business -- Regulation." Finally, Connecticut, Delaware and West Virginia approvals and the consent of the reinsurers will be required in connection with the assignment to MIIX Insurance of the various reinsurance agreements under which the Exchange cedes risk. All necessary reinsurer consents have been obtained. Other miscellaneous approvals may be required in a number of states.


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


Traditional claims made coverage is offered to institutions in New Jersey. In Pennsylvania traditional occurrence coverage is primarily offered to physicians and traditional claims made coverage is primarily offered to institutions. In other states, the Company issues policies primarily on a claims made coverage basis to physicians and institutions. Tail coverage may be offered as an endorsement to those accounts written on a pure claims made basis to extend the period when losses could be reported to the Company. Additional premium is collected at the time such endorsement is purchased by the insured. In a number of states, the Company offers policy limits up to $10,000,000 per incident and $12,000,000 in the aggregate for individual physicians. Policy limits of up to $75,000,000 per incident and in the aggregate are offered to institutions and medical groups.


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


Outside New Jersey, the Company markets its products exclusively through independent brokers and agents. In 1998, 107 independent brokers and agents actively marketed the Company's products in 20 states and the District of Columbia and produced approximately 63% of the Company's direct premiums written on a national basis. No national broker or regional agency accounted for more than 11% of the Company's year-end direct premiums written. The Company selects brokers and agents that it believes have demonstrated growth and stability in the medical malpractice insurance industry, strong sales and marketing capabilities, and a focus on selling medical professional liability insurance. Brokers and agents receive market rate commissions and other incentives based on the business they produce. The Company strives to maintain relationships with those brokers and agents who are committed to promoting the Company's products and are successful in producing business for the Company. See "Business-- Business Strategy -- Expand Distribution Capabilities."


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


Specific factors noted in management's actuarial analyses that gave rise to the accident year development in 1998 included the following: reserves held on accident years 1988 and prior were increased to reflect greater, but slower, reserve development than had previously been projected. Reserves held on accident years 1989 through 1992 were decreased to reflect lower than anticipated loss severities somewhat offset by higher than anticipated LAE and the longer expected development period. Reserves held on the 1993 accident year were substantially reduced, reflecting lower than previously projected loss frequency and severities on the occurrence-like PPP book. With six years of loss experience with respect to the 1993 accident year, management believes there is now sufficient actuarial confidence to adjust these very slowly developing reserves. Reserves held on accident years 1994 through 1996 were increased, primarily as a result of higher than anticipated losses on the hospital claims made book of business. Reserves held on accident year 1997 were increased to reflect higher than anticipated claim frequency on claims made business written in certain expansion states, primarily Ohio and Texas. In addition, included in the development for all accident years was $2.6 million of additional ULAE reserves to reflect the anticipated longer development period in the PPP occurrence-like book.

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


The Company experienced favorable development on gross financial statement reserves held at each year-end in the table except 1997, largely in reserves first recorded in 1992 and prior years. The Company believes that this favorable development has resulted from (i) the disciplined approach to establishing reserves for medical malpractice insurance losses and LAE; and (ii) the improvements made to the internal claims settlement process. These internal claims settlement process improvements resulted from: key staffing additions, including a new Vice President of Claims, in 1990; the building of a detailed claims database over a 20-year period, which enables the Company's claims professionals to better evaluate and resolve claims; the addition of staff counsel in 1993 to defend certain malpractice cases and to control legal costs; and the expansion and enhancement of the risk management department in 1993 to provide support to insureds in controlling and reducing their exposure to claims. It is not possible to quantify the impact that these changes have had on development of loss reserves. Most of the favorable reserve development evidenced in the table was recognized during 1993 ($13.0 million) and 1994 ($43.2 million). Favorable development was recognized at that time because major trends in loss experience were first credibly apparent then. The loss experience in the early 1990's, to some extent resulting from the then recently introduced internal changes discussed above, suggested that the very conservative reserving posture maintained by the Company since its inception during the medical malpractice crisis of the late 1970's was no longer appropriate. Earlier projections of loss frequencies and severities no longer appeared likely, and financial statement loss and LAE reserves were adjusted accordingly. Financial statement loss and LAE reserves established since 1994 have been set based upon this new understanding. Development of reserves since 1994 has been modest, primarily consisting of: favorable and adverse adjustments pertaining to specific accident years on the occurrence-like PPP policy book; adverse development on hospital claims made reserves; and adverse development on claims made policies written in certain expansion states.

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


The aggregate excess reinsurance contracts, in place since 1993, provide coverage above aggregate retentions for losses and ALAE occurring in 1993 and after, other than losses and ALAE retained by LP&C and losses and ALAE reinsured under other insignificant reinsurance contracts. LP&C's retention is $200,000 per loss. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE, other than losses and ALAE retained by LP&C and losses and ALAE reinsured under other insignificant reinsurance contracts, at a constant level as long as such losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits. Ceded losses and ALAE have remained within coverage limits in each year since 1993. The adjustment to net reserves in 1998 relates to losses and LAE not covered by the aggregate reinsurance contracts, including losses and ALAE for accident years 1992 and prior, losses and ALAE for accident years 1997 and 1998 retained by LP&C, and ULAE.


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

REINSURANCE


Reinsurance Ceded. The Company follows customary industry practice by reinsuring some of its business. The Company typically cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies so subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide aggregate loss and LAE protection. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full extent of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company reviews its reinsurance needs annually and makes changes in its reinsurance arrangements as necessary. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers, and market conditions, including the availability and pricing of reinsurance. The Company's reinsurance arrangements have generally been placed through Pegasus Advisors, Inc., a reinsurance broker wholly owned by the Attorney-in-Fact and to be acquired by the Company as part of the acquisition of the Attorney-in-Fact and its subsidiaries.


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


The Aggregate Contract provides several coverages on an aggregate excess of loss, specific excess of loss, and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured on an underwriting year basis as a 75% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that just described since 1993. See "Business -- Loss and LAE Reserves -- Table II -- Loss and LAE Reserves Development -- Net."


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


Reinsurance Assumed. The Company assumed reinsurance under three programs, with assumed premiums of $1.5 million, $4.6 million and $2.2 million in 1998, 1997 and 1996, respectively. The Company provides medical professional liability reinsurance coverage to AMM under a quota share contract and two excess of loss contracts. AMM is also managed by the Attorney-in-Fact and in 1998 had $1.3 million of premiums written. The Company participated in the IRM Services, Inc. property pool the ("Pool") with a 5% share in 1996 and 1997. The Pool was discontinued and placed into runoff on November 30, 1996. Only minimal further activity beyond 1998 is expected under this arrangement. The Company was also a participant in quota share reinsurance contracts in 1996 and 1997 with Underwriters Reinsurance Company, whereby the Company reinsured up to $250,000 per risk on business identified by Underwriters Reinsurance Company as casualty facultative business. The contract was discontinued on March 1, 1998.


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


The tables below provide, as of December 31, 1998 and December 31, 1997, information about the Company's fixed maturity investments (which are sensitive to changes in interest rates), showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.



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






At December 31, 1997:


                                                     Expected Maturity Date
                           ---------------------------------------------------------------------------       Total
                                                         (in thousands)                                    Principal
                             1998        1999         2000         2001         2002       Thereafter       Amounts      Fair Value
                           -------      -------      -------      -------     --------     -----------    ----------    -----------
Government & Agency.....   $    --      $23,005      $ 9,770      $25,101      $38,800      $ 92,835        $189,511      $193,007
  - Average Yield.......        --         6.21%        5.96%        6.44%        5.76%         6.35%           6.19%
Corporate...............   $ 7,150      $10,563      $    --      $ 6,000      $    --      $111,000        $134,713      $133,339
  - Average Yield ......      6.36%        6.73%          --         8.00%          --          6.80%           6.83%
Mortgage-Backed ........   $11,652      $16,396      $42,835      $19,154      $13,638      $169,841        $273,516      $278,574
  - Average Yield ......     8.15%        7.37%        7.17%        6.92%        6.77%         7.09%           7.14%
Asset-Backed ...........   $    --      $    --      $ 1,906      $ 9,500      $ 4,853      $ 21,601        $ 37,860      $ 38,221
  - Average Yield ......        --           --         6.98%        6.75%        7.30%         7.06%           7.01%
Municipal...............   $    --      $   500      $    --      $12,980      $ 8,045      $171,140        $192,665      $209,605
  - Average Yield.......        --         3.89%          --         5.04%        5.14%         5.12%           5.11%
                           -------      -------      -------      -------      -------      ----------    ----------    -----------
TOTALS                     $18,802      $50,464      $54,511      $72,735      $65,336      $566,417        $828,265      $852,746

In addition to interest rate risk, fixed income securities like those comprised by the Company's investment portfolio involve other risks, such as default or credit risk. For example, the corporate bonds that make up the largest portion of the Company's investment portfolio, based on fair value at December 31, 1998, are subject to non-payment if the issuer defaults and is unable to meet its financial obligations as they become due. The Company manages this risk by limiting the amount of higher risk corporate obligations (determined by credit rating assigned by private rating agencies) in which it invests.


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

COMPETITION


The physician professional liability insurance market in the United States is highly competitive. According to A.M. Best, in 1997 there were 357 companies nationally that wrote medical professional liability insurance. In New Jersey, where approximately 50% of the Company's 1998 premiums were written for the year ended December 31, 1998, the Company's principal competitor is Princeton Insurance Companies. In New Jersey and other states, the Company's principal competitors include CNA Insurance Group, Frontier Insurance Group, Inc., PHICO Insurance Company and St. Paul Companies. Substantially all of these companies rank among the top 20 medical malpractice insurers nationally and are actively engaged in soliciting insureds in the states in which the Company writes insurance. In addition, as the Company expands into new states, it may face strong competition from local carriers that are closely focused on narrow geographic markets. The Company expects to encounter such competition from doctor-owned insurance companies and commercial companies in other states as it carries out its expansion plans. Many of the Company's current and potential competitors may have greater financial resources than the Company and may seek to acquire market share by decreasing pricing for their products below prevailing market rates, thereby reducing profitability. The Company believes that several insurance companies that have greater financial resources than the Company are writing medical malpractice insurance in New Jersey and Pennsylvania that provides the same coverage as the Company's products at prices much lower than the Company's prices. This price competition could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that the principal competitive factors, in addition to pricing, include financial stability and A.M. Best ratings, breadth and flexibility of coverage, and the quality and level of services provided.


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


Holding Company Regulation. As part of a holding company system, the Exchange, MIIX Insurance, LP&C and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. The Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments, are deemed "material" and require prior approval by New Jersey, Virginia and/or New York insurance regulators. In New Jersey and Virginia, transactions with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees, or other contingent obligations which within any 12 month period aggregate at least 3% of the insurance company's admitted assets or 25% of its capital and surplus, whichever is lesser, require prior approval. In New York, such transactions which within any 12 month period aggregate to more than 1% of the insurance company's admitted assets as of the end of such company's last fiscal year require the prior approval of the New York Insurance Department. Prior approval is also required for all management agreements, service contracts, and cost-sharing arrangements between affiliates. Certain reinsurance agreements or modifications also require prior approval.


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


Examination of Insurance Companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last completed periodic financial examination of the Exchange, based on December 31, 1993 financial statements, was completed on March 5, 1995, and a report was issued on June 21, 1995. The Exchange currently is undergoing another periodic examination that began on November 24, 1997. The last periodic financial examination of LP&C, based on December 31, 1996 financial statements, was completed on April 25, 1997, and a report was issued on August 4, 1997. Various states also conduct "market conduct examinations" which are unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms and company operations in general. The Company has not undergone a market conduct examination.


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

NAIC-IRIS Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. In 1998 the Exchange had one ratio (change in net writings) slightly outside the usual range as a result of growth in business presented by opportunities in a dynamic marketplace. In 1996 the Exchange had one ratio (investment yield ratio) fall outside of the usual range, which resulted from the lower pre-tax yields provided by the tax exempt securities in its investment portfolio. In 1997 LP&C had two ratios (change in net writings and change in surplus), and in 1998 LP&C had two ratios (change in net writings and two-year overall operating ratio), outside the usual range. These ratios reflect the increase in premiums written and the initial high cost of expanding LP&C's business, as LP&C was acquired in 1996 and had no business at that time. IRIS ratio results for MIIX Insurance and MIIX New York are not applicable due to no business written in these companies in 1998.


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


Medical Malpractice Tort Reform. Major revisions to New Jersey's statutory scheme governing medical malpractice took effect in 1995. These revisions included raising joint and several liability standards, requiring certificates of merit, eliminating strict liability of health care providers due to defective products used in their practices, and capping punitive damages at the greater of five times compensatory damages or $350,000. The Company believes that these changes are bringing stability to the medical malpractice insurance business in New Jersey by making it more feasible for insurers to assess certain risks. Legislation passed in 1996 in Pennsylvania provides, among other things, that plaintiffs must prove causation in informed consent cases, that punitive damages assessed against individual defendants be capped at twice the compensatory damages, and that the Pennsylvania Medical Professional Liability Catastrophe Loss Fund (the "Cat Fund") be responsible for delay damages and post-judgment interest. Texas tort reform applicable to cases accruing on or after September 1, 1996, bars plaintiffs from recovery if their own negligence is more than 50% responsible for their injuries, while defendants shall generally be jointly and severally liable only if found to be more than 50% responsible. Exemplary damages shall not exceed the greater of $200,000, or two times the economic damage plus the non-economic damage, not to exceed $750,000.


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


Catastrophe Funds. In two states in which the Company write insurance, its liability is capped at a level below the Company's typical policyholder limits of coverage. Pennsylvania's Cat Fund provides coverage for medical malpractice claims exceeding $400,000 per claim and $1.2 million aggregate per year. The Cat Fund coverage is limited to $800,000 per claim and $2.4 million in the aggregate. Similarly, effective July 1, 1999 physicians in Indiana are required to purchase insurance limits of $250,000 per claim and $750,000 in the aggregate. Effective July 1, 1999 the Indiana Patient Compensation Fund provides an additional $1 million of coverage per claim for an insured. A plaintiff's maximum total recovery for medical malpractice occurring after June 30, 1999 causing injury or death is $1.25 million in Indiana.

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

ITEM 6.   SELECTED FINANCIAL DATA

SUMMARY FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company. The income statement data set forth below for each of the four years in the period ended December 31, 1998 and the balance sheet data as of December 31, 1998, 1997, and 1996 are derived from the consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. The income statement data for the year ended 1994 and the balance sheet data as of December 31, 1994 and 1995 are derived from unaudited consolidated financial statements of the Company which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition and results of operations for such periods. All selected financial data are presented in accordance with GAAP, except for the item entitled "statutory surplus," which is presented in accordance with Statutory Accounting Principles ("SAP"). The statutory surplus amounts are derived from the audited statutory financial statements of the Company and, in the opinion of management, fairly reflect the specified data for the periods presented. The information set forth below should be read in conjunction with, and is qualified by reference to, the Company's financial statements and related notes thereto included elsewhere herein.


                                                                 (in thousands, except per share amounts)
                                                                     For the Year Ended December 31,
                                           -------------------------------------------------------------------------------
                                             1998               1997            1996              1995           1994
                                           -----------      -----------      -----------      -----------      -----------
INCOME STATEMENT DATA:
  Direct premiums written ...........      $   230,314      $   162,430      $   143,218      $   137,291      $   127,647
                                           ===========      ===========      ===========      ===========      ===========
   Net premiums earned ...............     $   162,501      $   123,330      $   107,887      $   105,256      $    85,992
   Net investment income .............          65,107           53,892           49,135           51,896           47,765
   Realized investment gains (losses)           36,390           10,296            5,832           13,149          (11,030)
   Other revenue .....................             891            2,884            3,164            2,807            2,385
                                           -----------      -----------      -----------      -----------      -----------
       Total revenues ................         264,889          190,402          166,018          173,108          125,112
                                           -----------      -----------      -----------      -----------      -----------
Losses and loss adjustment expenses ..         155,868          120,496          110,593          107,889           55,687
Underwriting expenses ................          42,063           25,415           17,553           14,743           12,777
Funds held charges ...................          13,420           13,361           10,273            6,996            4,669
Impairment of capitalized system
  development costs ..................          12,656               --               --               --               --
                                           -----------      -----------      -----------      -----------      -----------
       Total expenses ................         224,007          159,272          138,419          129,628           73,133
                                           -----------      -----------      -----------      -----------      -----------
Income before income taxes ...........          40,882           31,130           27,599           43,480           51,979
Income tax expense ...................          11,154            2,006           10,004           11,402           16,327
                                           -----------      -----------      -----------      -----------      -----------
       Net income ....................     $    29,728      $    29,124      $    17,595      $    32,078      $    35,652
                                           ===========      ===========      ===========      ===========      ===========

BALANCE SHEET DATA (AT END OF PERIOD):
   Total investments .................     $ 1,165,698      $ 1,026,971      $   916,330      $   895,146      $   788,465
   Total assets ......................       1,674,262        1,446,559        1,295,441        1,173,681        1,014,664
   Total liabilities .................       1,351,419        1,136,585        1,033,129          919,050          827,659
   Total equity ......................         322,843          309,974          262,312          254,631          187,005
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio ........................            95.9%            97.7%           102.5%           102.5%            64.8%
   Expense ratio .....................            25.9%            20.6%            16.3%            14.0%            14.9%
                                           -----------      -----------      -----------      -----------      -----------
   Combined ratio ....................           121.8%           118.3%           118.8%           116.5%            79.7%
                                           ===========      ===========      ===========      ===========      ===========

Statutory surplus ....................     $   253,166      $   242,395      $   208,478      $   184,651      $   156,246
                                           ===========      ===========      ===========      ===========      ===========
Earnings per share (pro forma) (1) ...     $      2.47
                                           ===========
Book value per share (pro forma) (1) .     $     26.85
                                           ===========



(1) Gives effect to the assumed aggregate issuance of approximately 12,025,000 shares of Common Stock to Distributees. Does not give effect to the sale of Common Stock in the anticipated Public Offering, to the issuance of Common Stock to the Medical Society in connection with the acquisition of the Attorney-in-Fact, or to the sale of Common Stock to certain officers of the Company pursuant to the Stock Purchase and Loan Agreements between such officers and The MIIX Group. See "Executive Compensation -- Stock Purchase and Loan Agreements."


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


The aggregate reserves reported in the financial statements represent management's best estimate of the remaining costs of settling all incurred claims. The Company increased prior year gross reserves by $0.2 million and $3.8 million during 1997 and 1998, respectively. No adjustment to prior year aggregate reserves was made in 1996.


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


Underwriting Expenses. The Company's continued expansion into other states and markets will most likely increase underwriting expenses. The Company believes that its plan of expansion through broker and agent distribution channels will increase its marketing expenses, but it also believes that this relationship will reduce the need to make other significant expenditures in order to expand into other states. Commissions for policies sold on a brokerage basis typically range from 2.0% to 12.5% of premiums, whereas the Company does not incur commissions on products it sells directly. To the extent that brokered business represents an increased percentage of the Company's business in the future, expense ratios will continue to increase.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997


Direct premiums written. Direct premiums written were $230.3 million for the year ended December 31, 1998, a $67.9 million or 41.8% increase over the $162.4 million written during 1997. Of this $67.9 million increase, approximately $16 million is attributable to policies effective toward the end of 1997 that were issued in 1998. An increase of $29.9 million of premiums written in Connecticut and Pennsylvania was primarily a result of successful marketing efforts directed at large medical institutions in these states during the third quarter of 1998. Individual physician and surgeon premiums written in Ohio and Kentucky increased by $19.4 million primarily due to successful marketing efforts directed at former policyholders of PIE Mutual Insurance Company ("PIE Mutual"), an insurer which ceased writing business in these states during 1997. Additional premium written increases of $21.5 million primarily occurred in Maryland, Texas, Massachusetts, Michigan and Illinois as a result of successful marketing efforts to physicians, surgeons and institutions in these targeted expansion states. This increase in business written outside of New Jersey more than offset a net $2.9 million decrease in New Jersey direct premiums written for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The net decrease in New Jersey business during 1998 was composed of an increase of $1.6 million in 1998 policy year premiums and a decrease of $4.5 million relating to policies that normally would have renewed January 1, 1998, but which were accelerated to November, 1997 as part of the Company's competitive strategy. The Company's decision to accelerate the renewal of such policies reduced the concentration of premium renewals, which substantially exposed the Company's book of business to market competition in one time period. Additional direct premiums written were therefore recognized in 1997 which would have otherwise been recognized in 1998 but for this change. The acceleration of premiums written had no impact on net premiums earned in 1997 or 1998. The Company's geographic expansion is continuing to reduce the concentration of business in New Jersey which comprised 50% of direct premiums written for the year ended December 31, 1998, as compared to approximately 73% in 1997 and 89% in 1996.


Net premiums earned. Net premiums earned increased approximately $39.2 million, or 31.8% to $162.5 million, for the year ended December 31, 1998 from $123.3 million for the same period in 1997. This increase is generally consistent with the increase in direct premiums written.


Net investment income. Net investment income increased approximately $11.2 million or 20.8% to $65.1 million for the year ended December 31, 1998 from $53.9 million for the same period in 1997. Average invested assets increased to approximately $1.1 billion during the year ended December 31, 1998 compared to approximately $1.0 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 5.88% for the year ended December 31, 1998 from 5.61% for the same period in 1997, primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities and a corresponding decrease in government and tax exempt security holdings.


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


Losses and loss adjustment expenses (LAE). The provision for losses and LAE increased $35.4 million or 29.4% to $155.9 million for the year ended December 31, 1998 from $120.5 million for the same period in 1997. As a percentage of earned premiums, however, incurred losses and LAE decreased to 95.9% for the year ended December 31, 1998 from 97.7% for the same period in 1997. The decrease in the loss ratio is principally attributable to an increasing portion of the Company's business being written on a claims made basis which resulted from the Company's geographic expansion. The provision for losses and LAE for the year ended December 31, 1998 included favorable reserve development of $2.1 million relating to prior years, the net result of adverse gross reserve development of $3.8 million offset by favorable development of ceded reserves of $5.9 million. The provision for losses and LAE for the year ended December 31, 1997 included no development relating to prior years. At December 31, 1998 and 1997, reserves for gross losses and allocated loss adjustment expenses on incurred but not reported claims amounted to $623.8 million and $591.2 million respectively, of which $436.3 million and $430.3 million related to prior years. While certain individual cases were settled during the years ended 1998 and 1997 at values more or less than specific case reserve amounts established in prior years, there were no overall indications that prior established aggregate reserves, including the significant portion of reserves for incurred but not reported claims, should be adjusted beyond the amounts recorded. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and as a rule, take several years to adjust, settle or litigate. The provision for losses and LAE is net of $62.4 million and $68.9 million for the years ended December 31, 1998 and 1997, respectively, of incurred losses and LAE ceded to reinsurers, primarily on a funds withheld basis.


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


Net investment income. Net investment income was $53.9 million for the year ended December 31, 1997, an increase of 9.7% over the $49.1 million for the year ended December 31, 1996. Cash flow from operations of $64.0 million for the year ended December 31, 1997 provided the majority of the increase in the Company's invested asset base which totaled approximately $1 billion at December 31, 1997. Although the invested asset base increased, the pre-tax book yield on invested assets remained comparable at approximately 5.6%.


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


Losses and loss adjustment expenses (LAE). The provision for losses and LAE was $120.5 million for the year ended December 31, 1997, an increase of 9.0% over the $110.6 million for the year ended December 31, 1996. The loss and LAE ratio was 97.7% for the year ended December 31, 1997 compared to 102.5% for 1996. The decrease in the loss and LAE ratio is primarily attributed to changes in the Company's business mix with an increasing amount of policies being issued on a claims made basis. The provision for net losses and LAE for the years ended December 31, 1997 and 1996 included no development relating to prior years. Gross loss and loss adjustment expenses incurred related to prior years increased by $0.2 million for the year ended December 31, 1997 and did not change for the year ended December 31, 1996. Reviews of gross losses and loss adjustment expenses conducted as of December 31, 1996 and 1997 did not indicate a basis to further revise prior estimates at December 31, 1997 or December 31, 1996. At December 31, 1996 and 1997, reserves for gross losses and allocated loss adjustment expenses on incurred but not reported claims amounted to $500.0 million and $591.2 million, respectively, of which $350.9 million and $430.3 million related to prior years. While certain individual cases were settled during 1996 and 1997 at values more or less than specific case reserve amounts established in prior years, there were no overall indications that prior established financial reserves, including the significant portion of reserves for incurred but not reported claims, should be adjusted. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and as a rule, take several years to adjust, settle or litigate. The provision for losses and LAE is net of $68.9 million for the year ended December 31, 1997 and $56.8 million for the year ended December 31, 1996 of incurred losses and LAE ceded to reinsurers.

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


Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $951.7 million and 876.7 million at December 31, 1998 and 1997, respectively. Reinsurance recoverable on unpaid losses and LAE was $325.8 million and 270.7 million at December 31, 1998 and 1997, respectively. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $228.1 million and $182.6 million at December 31, 1998 and 1997, respectively. The increases in these amounts were consistent with the continued growth in the Company's book of business.



Equity. Total equity was $322.8 million and $310.0 million at December 31, 1998 and 1997, respectively. The increases were attributable to net income and changes in unrealized net appreciation of investments.


LIQUIDITY AND CAPITAL RESOURCES


The MIIX Group, Incorporated. The MIIX Group is a holding company whose only material assets immediately after the Reorganization will be the capital stock of MIIX Insurance and the Attorney-in-Fact. The net proceeds of the anticipated Public Offering will be used for general corporate purposes, which may include, without limitation, capitalizing The MIIX Group's subsidiaries in order to support their continued growth and for financing potential acquisitions. The MIIX Group's ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries. The MIIX Group will depend upon such payments for funds for general corporate purposes and for the payment of dividends on the Common Stock.


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


The Company held collateral of $228.1 million and $182.6 million at December 31, 1998 and 1997 respectively, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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


The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they will appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems have been reviewed to identify those requiring upgrading or replacement to improve current computing capabilities and to ensure that they are Year 2000 compliant. In the course of evaluating the Year 2000 readiness of its internal systems, the Company determined that its claims administration system is not Year 2000 compliant. The Company has purchased a replacement system that the vendor has represented to be Year 2000 compliant and is expected to be operational in 1999. The Company has determined that its telephone equipment is not Year 2000 compliant. The Company is currently choosing among different methods of making its telephone equipment Year 2000 compliant. The new telephone equipment is expected to be operational in 1999.


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

SUMMARY COMPENSATION TABLE

                                                                                                       All Other
Name and Principal Positions(s)                   Year           Salary             Bonus           Compensation(1)
                                               -----------    --------------     -------------    --------------------
Daniel Goldberg                                   1998           $479,583(2)       $475,000               $123,331(3)
   President and Chief Executive Officer          1997            421,335(2)         76,000                113,132(3)
Joseph J. Hudson                                  1998            232,500           215,000                 14,542(4)
   Executive Vice President, Marketing            1997            200,000            33,000                 13,117(4)
     And Business Development
Kenneth Koreyva                                   1998            258,667           320,000                 30,997(5)
   Executive Vice President,                      1997            225,000            49,500                 34,421(5)
     Chief Financial Office and Treasurer
Richard J. Gergasko(6)                            1998             83,846            37,600                  2,068(7)
   Vice President, Underwriting and
     Actuarial Services                           1997                 --                --                     --
Lisa Kramer                                       1998            225,000            33,750                 20,562(8)
   Vice President, Claims                         1997            225,000            24,000                 25,604(8)
Ronald Wade(9)                                    1998            188,370            18,900                 14,751(10)
   Vice President, Western Region                 1997            172,500            26,000                  7,750(10)


(1) The value of certain perquisites or personal benefits is not included in the amounts disclosed because it did not exceed for any Named Executive Officer the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(2) Includes $78,750 of deferred compensation paid in each of 1997 and 1998.

(3) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $10,429 and $3,840 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; $87,000 in premiums paid by the Company in each of 1997 and 1998 in respect of a supplemental executive retirement program; $16,538 in lieu of vacation days not taken in 1998; and $10,953 in respect of a Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under this Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Mr. Goldberg of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $10,953. See "Employment Agreements."


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


(5) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $7,113 and $5,411 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; $17,308 and $15,336 in lieu of vacation days not taken in 1997 and 1998, respectively; and $5,250 in respect of a Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under such Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Mr. Koreyva of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $5,250. See "Employment Agreements."


(6)      Mr. Gergasko was not employed by the Company in 1997.

(7)      Consists of supplemental health and disability insurance premiums.


(8) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $5,000 and $4,035 in supplemental health and disability insurance premiums in 1997 and 1998, respectively; $8,654 and $4,327 in lieu of vacation days not taken in 1997 and 1998 respectively; and $7,200 in respect of a Split Dollar Life Insurance Agreement in each of 1997 and 1998. Under such Agreement, the Company did not pay any amount attributable to term life insurance coverage in 1997 or 1998, and the dollar value to Ms. Kramer of the remainder of the premiums paid by the Company during each of 1997 and 1998 is $7,200. See "Employment Agreements."


(9)      Reported pursuant to Item 402(a)(3)(iii) of Regulation S-K.


(10) Represents 401(k) contributions of $4,750 and $5,000 in 1997 and 1998, respectively; $3,000 and $6,128 in supplemental health insurance premiums in 1997 and 1998, respectively; and $3,623 in lieu of vacation days not taken in 1998.


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


The Attorney-in-Fact provides Mr. Goldberg with a supplemental executive retirement program through a Restricted Split Dollar Life Insurance Agreement and a related Collateral Assignment of Split-Dollar Policy dated September 12, 1996. Under the terms of these agreements, the Attorney-in-Fact is responsible for the payment of all premiums due under a life insurance policy on the life of Mr. Goldberg with a total face value of $1.4 million. The annual premium under such policy is $87,000. Mr. Goldberg owns such policy, but upon Mr. Goldberg's death, the Attorney-in-Fact is entitled to receive (i) if the Attorney-in-Fact or the Exchange has been declared insolvent, an amount equal to the lesser of the cash surrender value of the policy or the sum of the premiums paid by the Attorney-in-Fact, net of previous withdrawals or policy loans made to the Attorney-in-Fact, and if the Attorney-in-Fact and the Exchange have not been declared insolvent, zero (the "Insolvency Payment") and (ii) an amount equal to the proceeds of the policy less the sum of $900,000 and the Insolvency Payment. If the policy is paid under circumstances other than Mr. Goldberg's death, the Attorney-in-Fact is entitled to receive the Insolvency Payment. Mr. Goldberg's Employment Agreement requires The MIIX Group to maintain this or an equally favorable arrangement on behalf of Mr. Goldberg.



The Attorney-in-Fact is party to Split Dollar Life Insurance Agreements and related Collateral Assignments of Split-Dollar Policy with each of Mr. Goldberg, Mr. Hudson, Mr. Koreyva and Ms. Kramer. Under the terms of such agreements, the Named Executive Officer owns a life insurance policy, and the Attorney-in-Fact and the applicable Named Executive Officer share the cost of such policy's premiums. Upon payment of the proceeds or cash value of each such policy, the Attorney-in-Fact is entitled to receive the excess of such proceeds or cash value over the greater of (i) the excess of the proceeds or cash value of the policy over the sum of total premiums paid by the Attorney-in-Fact, or (ii) the sum of the applicable Named Executive Officer's premium payments, plus interest at 5% per annum, compounded annually on the anniversary date of the applicable policy.


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

                                                  July 26, 1999







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



                Name                                             Title                                    Date
                ----                                             -----                                    ----
/s/ DANIEL GOLDBERG                           President, Chief Executive Officer and
-------------------------------------         and Director (principal executive officer)                  July 26, 1999
          Daniel Goldberg

/s/ KENNETH KOREYVA                           Executive Vice President and Chief Financial Officer
-------------------------------------         (principal financial and accounting officer)                July 26, 1999
          Kenneth Koreyva

                *                             Director
-------------------------------------
        Angelo S. Agro, M.D.                                                                              July 26, 1999

                *                             Director
-------------------------------------
       Harry M. Carnes, M.D.                                                                              July 26, 1999


                *                             Director
-------------------------------------
         Paul Hirsch, M.D.                                                                                July 26, 1999


                *                             Director
-------------------------------------
      Arganey Lucas, Jr., M.D.                                                                            July 26, 1999


                *                             Director
-------------------------------------
      Vincent A. Maressa, Esq.                                                                            July 26, 1999






               *                              Director
-------------------------------------
     Gabriel F. Sciallis, M.D.                                                                             July 26, 1999


               *                              Director
-------------------------------------
      Bessie M. Sullivan, M.D.                                                                             July 26, 1999


*By: /s/ Daniel Goldberg
-------------------------------------
     Daniel Goldberg
     Attorney-in-Fact

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
                                                              ==========    ==========

                             See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
REVENUES
Net premiums earned........................................  $162,501    $123,330    $107,887
Net investment income......................................    65,107      53,892      49,135
Realized investment gains, net.............................    36,390      10,296       5,832
Other revenue..............................................       891       2,884       3,164
                                                             --------    --------    --------
          Total revenues...................................   264,889     190,402     166,018
EXPENSES
Losses and loss adjustment expenses........................   155,868     120,496     110,593
Underwriting expenses......................................    42,063      25,415      17,553
Funds held charges.........................................    13,420      13,361      10,273
Impairment of capitalized system development costs.........    12,656          --          --
                                                             --------    --------    --------
          Total expenses...................................   224,007     159,272     138,419
Income before income taxes.................................    40,882      31,130      27,599
Provision for income taxes.................................    11,154       2,006      10,004
                                                             --------    --------    --------
Net income.................................................  $ 29,728    $ 29,124    $ 17,595
                                                             ========    ========    ========
Earnings per share (pro forma).............................  $   2.47
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

  Pro forma Earnings per Share


     The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect in 1998 to the assumed aggregate issuance of approximately 12,025,000 shares of Common Stock to eligible MIIX Members upon consummation of the Plan of Reorganization (see Note
15). The calculation does not give effect to the issuance of shares of Common Stock in the anticipated underwritten Public Offering, the issuance of shares of Common Stock to certain officers of the Company on the anticipated underwritten Public Offering date pursuant to Stock Purchase and Loan Agreements between such officers and the Company, or to the issuance of shares of Common Stock to the Medical Society of New Jersey in connection with the purchase of New Jersey State Medical Underwriters Inc.


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


     There were no pending legal proceedings beyond the ordinary course of business at December 31, 1998, except that three individual insured physicians filed an appeal of the order issued by the Commissioner of the New Jersey Department of Banking and Insurance approving the Company's Plan of Reorganization. The plaintiffs are seeking a remand of the matter to the Department for reconsideration. The court has denied plaintiffs' request for a stay of the order; the appeal remains pending. Additional court challenges to the reorganization were filed in 1999. (See Note 15)

                        MEDICAL INTER-INSURANCE EXCHANGE

9.  STATUTORY ACCOUNTING PRACTICES

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
                                                              ========    =======    =======

14.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following is a summary of unaudited quarterly results of operations for 1998 and 1997:


                                                                       1998
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (IN THOUSANDS)
Direct written premiums............................  $143,521    $15,129    $40,184    $31,480
Net premiums earned................................    35,817     38,563     40,286     47,835
Net investment income..............................    14,803     16,051     16,769     17,484
Realized investment gains..........................     1,441      2,805     29,317      2,827
Losses and loss adjustment expenses................    36,050     36,902     40,098     42,818
Underwriting expenses..............................     8,194      9,125     10,419     14,325
Impairment of capitalized system development
  costs............................................        --     12,656         --         --
Net income.........................................  $  3,461    $(1,530)   $21,497    $ 6,300
Earnings per share (pro forma).....................  $   0.29    $ (0.13)   $  1.79    $  0.52


                                                                       1997
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (IN THOUSANDS)
Direct written premiums............................  $126,689    $ 8,114    $19,904    $ 7,723
Net premiums earned................................    27,035     30,724     34,411     31,160
Net investment income..............................    13,163     12,875     14,628     13,226
Realized investment gains (losses).................       195       (491)     1,169      9,423
Losses and loss adjustment expenses................    27,708     30,842     34,159     27,787
Underwriting expenses..............................     5,330      5,641      8,748      5,696
Net income.........................................  $  4,233    $ 3,928    $ 3,305    $17,658


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


      Under the Plan of Reorganization: The MIIX Group will issue shares (the "Reorganization Shares") to the Exchange solely in consideration of the contemplated asset and liability transfers between the Exchange and MIIX Insurance; MIIX Insurance will assume the assets and liabilities of the Exchange (except for the Reorganization Shares and certain cash amounts to be distributed pursuant to the Reorganization), The MIIX Group will acquire the Attorney-in-Fact from the Medical Society for $11 million worth of Common Stock and $100,000 in cash; the Reorganization Shares and certain cash amounts will be distributed to the distributees by the Exchange and the Exchange dissolved; and, thereby, The MIIX Group will be the holding company for MIIX Insurance, the other subsidiaries of the Exchange and the Attorney-in-Fact.



      The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect in 1998 to the assumed aggregate issuance of approximately 12,025,000 shares of Common stock to eligible MIIX members upon consummation of the Plan of Reorganization, and does not give effect to the sale of Common Stock in the anticipated Public Offering or to the issuance of Common Stock to the Medical Society in connection with the purchase of the Attorneys-in-Fact.

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