Form 10-Q/A
period 1999-03-31
MIIX GROUP INC
filed 1999-07-27
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                      A-1


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
                                            ======               ======                ======                 ====



6. PRO FORMA EARNINGS PER SHARE


The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect to the assumed aggregate issuance of approximately 12,025,000 shares of Common Stock to eligible MIIX Members upon the consummation of the Plan of Reorganization. The calculation does not give effect to the issuance of shares of Common Stock in the anticipated underwritten Public Offering, the issuance of shares of Common Stock to certain officers of the Company on the anticipated underwritten Public Offering date pursuant to Stock Purchase and Loan Agreements between such officers and the Company, or to the issuance of shares of Common Stock to the Medical Society of New Jersey in connection with the purchase of New Jersey State Medical Underwriters Inc.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998


Direct premiums written. Direct premiums written were $141.5 million for the three months ended March 31, 1999, a decrease of $2.0 million, or 1.4%, from direct premiums written of $143.5 million for the three months ended March 31, 1998. This net decrease in direct premiums written was composed of an increase of $7.5 million in direct premiums written in New Jersey and a net increase of $1.2 million in other states, offset by decreases in Ohio, Kentucky and Pennsylvania of $4.2 million, $3.3 million and $3.2 million, respectively. The increase in New Jersey direct premiums written is the net effect of a rate increase taken as of January 1, 1999 as well as a net increase in new physician group business. The net decreases in Ohio and Kentucky occurred primarily because policies written in the three months ended March 31, 1998 with effective dates prior to January 1, 1998 were renewed in the third and fourth quarters of 1998. The net decrease in Pennsylvania resulted from the loss of $1.7 million of business with physicians and surgeons following a rate increase which is applicable for policies renewing after January 1, 1999, and the non-renewal of a large institutional account, and was partially offset by new physician business written during the quarter. A substantial portion of the Company's policies are written with effective dates commencing January 1. Direct written premiums for the three months ended March 31, 1998, constituted 62.3% of total direct written premiums in 1998. A similar, but somewhat lower ratio is expected for 1999 as the proportion of business with effective dates other than January 1, principally written outside of New Jersey and Pennsylvania, continues to rise.


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

Net investment income. Net investment income increased approximately $2.6 million or 17.5% to $17.4 million for the three months ended March 31, 1999 from $14.8 million for the same period in 1998. Average invested assets increased to approximately $1.2 billion during the three months ended March 31, 1999 compared to approximately $1.0 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 5.72% for the three months ended March 31, 1999 from 5.71% for the same period in 1998 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities.


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


Fixed maturities available for sale, including short-term investments, aggregated approximately $1,280.6 million, or 99.7% of the investment portfolio of the Company as of March 31, 1999. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (including short-term investments) was 5.24 years.


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

Equity. Total equity was $317.4 million at March 31, 1999 and $322.8 million at December 31, 1998. The net decrease was attributable to net income of $4.6 million offset by changes in unrealized net depreciation on investments net of taxes of $10.0 million included in accumulated other comprehensive income.

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



                 DATED:   JULY 26, 1999
                          -----------------------------------