Form 10-Q
period 1999-06-30
MIIX GROUP INC
filed 1999-08-16
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              (Mark One)
                 [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                        FOR THE QUARTER ENDED JUNE 30, 1999

                 [ ]    Transition report pursuant to Section 13 or 15(d) of
         the Securities Exchange Act of 1934
     For the Period From _________ to __________.

                        Commission File Number: 001-14593

                          THE MIIX GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       22-3586492
(State or other jurisdiction of                (I.R.S. employer identification
incorporation or organization)                 number)

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

                                    YES X NO

     As of August 13, 1999, the number of outstanding shares of the Registrant's Common Stock was 16,470,098.

TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION..............................................................................4

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS..................................................................4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................17


PART II        OTHER INFORMATION.................................................................................18

ITEM 1.        LEGAL PROCEEDINGS.................................................................................18

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................18

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES...................................................................18

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................18

ITEM 5.        OTHER INFORMATION.................................................................................18

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K..................................................................18

SIGNATURES     --------------------------------------------------------------------------------------------------19

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Stockholders, any Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to: (i) the Company having sufficient liquidity and working capital; (ii) the Company's strategy to seek consistent profitable growth; (iii) the Company's ability to increase its market share; (iv) the Company's ability to diversify its product lines; (v) the Company's ability to expand into additional states; (vi) the Company's avoidance of any material loss on collection of reinsurance recoverables; and (vii) the continued adequacy of the Company's loss and LAE reserves. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Governors
Medical Inter-Insurance Exchange

We have reviewed the accompanying consolidated balance sheet of Medical Inter-Insurance Exchange and subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three and six-month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 and the consolidated statement of equity for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Medical Inter-Insurance Exchange and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1998, not presented herein, and in our report dated March 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   ERNST & YOUNG LLP

New York, New York
August 13, 1999

PART I            FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                        MEDICAL INTER-INSURANCE EXCHANGE

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                    JUNE 30,           DECEMBER 31,
                                                                                 ----------------------------------

                                                                                      1999                 1998
                                                                                      ----                 ----
                                                                                   (Unaudited)
                                    ASSETS

Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 1999 -
     $1,058,706; 1998 - $1,041,192)........................................          $ 1,034,188         $ 1,057,739
   Equity investments, at fair value (cost: 1999 - $3,543; 1998 - $3,159)                  3,543               3,159
   Short-term investments, at cost which approximates fair value...........              109,651             104,800
                                                                                 ----------------    -----------------
         Total investments.................................................            1,147,382           1,165,698

Cash.......................................................................                  330               1,408
Accrued investment income..................................................               12,620              13,563
Premium receivable, net....................................................               14,341              23,876
Reinsurance recoverable on unpaid losses...................................              346,896             325,795
Prepaid reinsurance premiums ..............................................               12,101              26,921
Reinsurance recoverable on paid losses, net................................                1,703                 724
Deferred policy acquisition costs..........................................                5,055               2,810
Due from Attorney-in-Fact..................................................                4,888               3,949
Deferred income taxes......................................................               50,863              34,731
Receivable for securities..................................................               76,299               3,414
Other assets...............................................................               76,998              71,373
                                                                                 ----------------    -----------------
         Total assets......................................................          $ 1,749,476         $ 1,674,262
                                                                                 ================    =================

                            LIABILITIES AND EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses.................................           $  978,743          $  951,659
Unearned premiums..........................................................              100,581              54,139
Premium deposits...........................................................                    0              28,392
Funds held under reinsurance treaties......................................              236,233             228,148
Payable for securities.....................................................               84,011              34,115
Other liabilities..........................................................               46,264              54,966
                                                                                 ----------------    -----------------
         Total liabilities.................................................            1,445,832           1,351,419
                                                                                 ----------------    -----------------

Commitments and contingencies (Note 3)

EQUITY
Surplus  ..................................................................              319,587             312,087
Accumulated other comprehensive income (loss)..............................              (15,943)             10,756
                                                                                 ----------------    -----------------
         Total equity......................................................              303,644             322,843
                                                                                 ----------------    -----------------
         Total liabilities and equity......................................          $ 1,749,476         $ 1,674,262
                                                                                 ================    =================


See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                         -------------------------------------    ---------------------------------

                                                              1999                 1998                1999                1998
                                                         ----------------    -----------------    ---------------     -------------
REVENUES
Net premiums earned.................................       $   45,906          $   38,563           $   91,487          $   74,380
Net investment income...............................           18,348              16,051               35,735              30,854
Realized investment gains/(losses)..................           (2,928)              2,805               (3,432)              4,246
Other revenue.......................................              114               1,039                  273               1,346
                                                         ----------------    -----------------    ---------------     -------------
     Total revenues.................................           61,440              58,458              124,063             110,826

EXPENSES
Losses and loss adjustment expenses.................           43,176              36,902               86,219              72,952
Underwriting expenses...............................           10,260               9,125               19,579              17,319
Funds held charges..................................            2,405               3,675                6,661               7,800
Restructuring charge................................            2,409                                    2,409
Impairment of capitalized system development costs..                               12,656                                   12,656
                                                         ----------------    -----------------    ---------------     -------------
     Total expenses.................................           58,250              62,358              114,868             110,727
                                                         ----------------    -----------------    ---------------     -------------

Income (loss) before income taxes...................            3,190              (3,900)               9,195                  99
Provision (benefit) for income taxes................              296              (2,370)               1,695              (1,832)
                                                         ================    =================    ===============     =============
     Net income.....................................       $    2,894           $  (1,530)          $    7,500           $   1,931
                                                         ================    =================    ===============     =============

Earnings per share  (pro forma).....................         $   0.24           $   (0.13)          $     0.62           $    0.16

                                                        ================    =================    ===============     ==============


See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                        CONSOLIDATED STATEMENT OF EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    ACCUMULATED OTHER
                                                                                      COMPREHENSIVE
                                                                                      INCOME (LOSS)        TOTAL EQUITY
                                                                    SURPLUS
                                                                ----------------    -------------------    --------------

Balance at January 1, 1999                                        $   312,087             $    10,756       $   322,843
     Net income...........................................              7,500                                     7,500
     Other comprehensive income, net of tax:
     Unrealized depreciation on securities
       available-for-sale, net of deferred taxes..........                                    (26,699)          (26,699)

                                                                ================    ===================    ==============
Balance at June 30, 1999..................................        $   319,587             $   (15,943)      $   303,644
                                                                ================    ===================    ==============


See accompanying notes

                        MEDICAL INTER-INSURANCE EXCHANGE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   -----------------------------------

                                                                                        1999                1998
                                                                                   ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................................         $    7,500         $    1,931
Adjustments to reconcile net income to net cash provided by
  operating activities:
Unpaid losses and loss adjustment expenses...................................             27,084             34,302
Unearned premiums............................................................             46,442             68,253
Premium deposits.............................................................            (28,392)           (21,024)
Premium receivable, net......................................................              9,535             (1,362)
Reinsurance balances, net....................................................                825              8,743
Deferred policy acquisition costs............................................             (2,245)            (4,507)
Realized (gains) losses......................................................              3,432             (4,246)
Depreciation, accretion and amortization.....................................               (291)            (1,386)
Deferred income tax provision................................................             (1,756)            (3,422)
Due from Attorney-in-Fact....................................................               (939)            (2,104)
Impairment of capitalized system development costs...........................                                12,656
Accrued investment income....................................................                943             (1,427)
Other assets.................................................................             (5,625)            (7,695)
Other liabilities............................................................             (8,702)             5,995
                                                                                   ===============     ===============
Net cash provided by operating activities....................................         $   47,811         $   84,707
                                                                                   ===============     ===============

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales................................         $  658,879         $  256,601
Proceeds from fixed-maturity investments matured, called, or prepaid.........             53,028             53,447
Proceeds from equity investment sales........................................                                (9,609)
Cost of investments acquired.................................................           (732,945)          (378,081)
Change in short-term investments, net........................................             (4,854)           (51,418)
Net receivable/payable for securities........................................            (22,989)            41,488
                                                                                   ----------------    ---------------
Net cash used in investing activities........................................            (48,881)           (87,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Subordinated loan certificates redeemed......................................                 (8)                   0
                                                                                   ---------------     ---------------
Net cash used in financing activities........................................                 (8)                   0

Net change in cash...........................................................             (1,078)            (2,865)
Cash at beginning of period..................................................              1,408              4,877
                                                                                   ---------------     ---------------
Cash at end of period........................................................          $     330         $    2,012
                                                                                   ===============     ===============


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

2.       COMPREHENSIVE INCOME
The Company considers its investment portfolio as available-for-sale and had unrealized gains (losses) at each balance sheet date that are reflected as accumulated comprehensive income (loss) in the Consolidated Statement of Equity.

The components of comprehensive income (loss), net of related tax, for the periods ended June 30, 1999 and 1998 were as follows:


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                     ------------------------------    -----------------------------

                                                         1999             1998            1999             1998
                                                     -------------     ------------    ------------    -------------

                                                            (in thousands)                    (in thousands)
Net income (loss)..................................    $   2,894       $  (1,530)       $   7,500       $   1,931
Other comprehensive income:
  Unrealized holding gains (losses) arising
     during period (net of tax of $9,979, ($2,867)
     $15,578 and ($2,245) respectively)...........       (18,533)          5,324          (28,930)          4,169

  Reclassification adjustment for (gains) losses
     realized in net income (net of tax of
     ($1,025), $982, ($1,201), and $1,486
     respectively).................................        1,903          (1,823)           2,231          (2,760)
                                                     -------------     ------------    ------------    -------------

  Net unrealized gains (losses), arising during
     the period (net of tax of $8,954, ($1,885),
     $14,376, and ($759) respectively).............      (16,630)          3,501          (26,699)          1,409

                                                     =============     ============    ============    =============
Comprehensive income (loss)........................    $ (13,736)      $   1,971        $ (19,199)      $   3,340
                                                     =============     ============    ============    =============


3.       COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

On January 13, 1998, the Company implemented an "equity collar" (the "Collar") with a notional value of $85 million around the Company's equity portfolio. The purpose of the Collar was to reduce equity market volatility and to stabilize unassigned surplus. The Collar was constructed using European-style S&P 500 options and at June 30, 1998, had an unrealized loss, net of tax, of $6,814,000 which is included in the unrealized depreciation of investments in other comprehensive income as of June 30, 1998. The Collar expired on July 13, 1998. To minimize loss exposure due to credit risk, the Company utilizes only those intermediaries that are approved by the Securities Valuation Office of the National Association of Insurance Commissioners.

4.       DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the six months ended June 30, 1999 and 1998.



                                                                                      SIX MONTHS ENDED JUNE 30,

                                                                                     1999                 1998
                                                                                           (in thousands)
Balance at beginning of period............................................       $      2,810        $       100
Cost deferred during the period...........................................              8,195              9,086
Amortization expense......................................................             (5,950)            (4,579)
                                                                                ----------------    ------------------
Balance at end of period..................................................       $      5,055         $    4,607
                                                                                ================    ==================

5. RESTRUCTURING CHARGE

The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. Management believes that the restructuring will allow the Company to operate with greater efficiency and cost-effectiveness as the Company's growth continues. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million.

6. INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income expense for the periods ended June 30 is as follows:



                                                                   SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------
                                                         1999                                      1998
                                        --------------------------------------------------------------------------------

                                                                % OF INCOME                               % OF INCOME
                                           INCOME TAX          BEFORE INCOME         INCOME TAX          BEFORE INCOME
                                             EXPENSE               TAXES               EXPENSE               TAXES
                                        ------------------    -----------------    ----------------     ----------------
                                        (in thousands)                             (in thousands)
Expected annual effective federal
 income tax at 35%.................         $     3,218              35.0%            $         35              35.0%
Decrease in taxes resulting from:
     Tax-exempt interest...........              (1,262)            (13.7%)                 (1,450)         (1,464.6%)
     Other.........................                (261)             (2.8%)                   (417)           (421.2%)
                                        ==================    =================    ================     ================
         Total income taxes........          $    1,695              18.5%            $     (1,832)          1,850.8%
                                        ==================    =================    ================     ================



7. PRO FORMA EARNINGS PER SHARE

The earnings per share reflected on the consolidated statements of income is calculated on a pro forma basis and gives effect to the assumed aggregate issuance of approximately 12,025,000 shares of Common Stock to eligible MIIX Members upon the consummation of the Plan of Reorganization. The calculation does not give effect to the issuance of 3,450,000 shares of Common Stock in the Company's underwritten Public Offering on August 4 and August 11, 1999, the issuance of shares of Common Stock to certain officers of the Company on August 4, 1999 pursuant to Stock Purchase and Loan Agreements between such officers and the Company, or to the issuance of shares of Common Stock to the Medical Society of New Jersey in connection with the purchase of New Jersey State Medical Underwriters, Inc. As of August 13, 1999, 16,470,098 shares were outstanding following consummation of the above transactions.

8. RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 1999 presentation.

9.   SEGMENT REPORTING

The Company's operations are classified into one reportable segment: providing professional liability and related insurance coverage to the healthcare industry. In connection therewith the Company generally offers three products, occurrence policies, claims made policies with prepaid tail coverage and claims made policies in each of its markets. The Company distributes its products both directly to the insureds and through intermediaries. The Company does not currently prepare discrete financial information for any individual component of the Company's operations that are regularly reviewed by the chief operating decision-maker and utilized to allocate resources and assess performance.

10.      SUBSEQUENT EVENTS

The reorganization of the Exchange from a reciprocal to a stock insurer was consummated on August 4, 1999. In consummating the reorganization, the Exchange distributed common stock of The MIIX Group and cash to distributees, and the remaining assets and liabilities of the Exchange were assumed by MIIX Insurance Company, after which the Exchange was dissolved. In addition, simultaneously with the reorganization, The MIIX Group acquired New Jersey State Medical Underwriters, Inc. and its subsidiaries for 814,815 shares of The MIIX Group common stock and $100,000 in cash.

The MIIX Group sold 3 million shares of its common stock in an underwritten public offering (the Offering) that closed on August 4, 1999. Of the offered shares, 90,000 shares were reserved for sale, and subsequently sold at the Offering Price ($13.50 per share), to officers and employees of the Company. On August 11, 1999, an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the Offering underwriting agreement. Net proceeds from the Offering (excluding expenses) to The MIIX Group were $43.3 million.

Pursuant to stock purchase and loan agreements, The MIIX Group loaned certain officers of the Company approximately $3,895,000, which the officers used to purchase unregistered shares of The MIIX Group common stock at the Offering Price. In addition, certain executive officers have been granted a total of 345,000 options to purchase shares of The MIIX Group common stock at the Offering Price, of which 86,250 options were immediately exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Net premiums earned. Net premiums earned increased approximately $7.3 million, or 19.0% to $45.9 million, for the three months ended June 30, 1999 from $38.6 million for the three months ended June 30, 1998. This increase is mainly attributable to increased direct premiums written during the latter half of 1998 that are being earned during 1999, including, particularly, several new large institutional policies written in Pennsylvania and Connecticut during the third quarter of 1998.

Total premiums written were $12.6 million for the three months ended June 30, 1999, a decrease of $2.5 million, or 16.6% from total premiums written of $15.1 million for the three months ended June 30, 1998. This net decrease in total premiums written was composed of net increases in total premiums written by state of $4.7 million offset by net decreases in total premiums written by state of $7.2 million. The net increases in total written premiums by state are the result of strong broker relationships and increased marketing efforts. The net decreases resulted from the loss of approximately $1.3 million of physicians and surgeons business in Pennsylvania following a rate increase applicable to policies renewing on or after January 1, 1999. The net decreases in other states occurred primarily because policies written during the three months ended June 30, 1998 were renewed in the third and fourth quarters of 1998 and will not again renew until the third and fourth quarters of 1999.

Net investment income. Net investment income increased approximately $2.3 million or 14.3% to $18.3 million for the three months ended June 30, 1999 from $16.0 million for the same period in 1998. Average invested assets increased to approximately $1.2 billion during the three months ended June 30, 1999 compared to approximately $1.1 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.05% for the three months ended June 30, 1999 from 5.68% for the same period in 1998 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in an increasing market yield environment.

Realized investment gains (losses). Net realized investment losses were $2.9 million for the three months ended June 30, 1999 compared to $2.8 million of net realized gains for the same period in 1998. In 1999, the losses are principally due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield environment. In 1998, the gains primarily resulted from the sale of fixed-maturity investments in a generally falling market yield environment.

Other revenue. Other revenue decreased approximately $0.9 million or 89.0%, to $0.1 million for the three months ended June 30, 1999 from $1.0 million for the same period last year and is composed primarily of finance charge income associated with the Company's financing of policyholder premiums, which declined as the Company outsourced its installment payment plans in the second quarter of 1998.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE increased $6.3 million, or 17.0%, to $43.2 million for the three months ended June 30, 1999 from $36.9 million for the three months ended June 30, 1998. The provision for losses and LAE is net of ceded losses and LAE of $12.2 million and $15.2 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of earned premiums, incurred losses and LAE improved to 94.1% for the three months ended June 30, 1999 from 95.7% for the same period in 1998. This improvement in loss and LAE ratio is principally attributable to a reduction in the gross loss and a LAE ratio on the Company's occurrence business written in 1999, combined with an increasing portion of the Company's expansion business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio.

Underwriting expenses. Underwriting expenses increased $1.1 million or 12.4% to $10.3 million for the three months ended June 30, 1999, from $9.1 million for the three months ended June 30, 1998. The expense ratio was 22.4% for the three months ended June 30, 1999 compared to 23.7% for the same period in 1998 representing a 5.5% improvement. This improvement was primarily the result of greater economies of scale present with the larger premium in 1999. The increase in expenses was attributable to the cost of acquiring new business, primarily through a broker distribution network, and to the increased cost of facilities and staff necessary to service the increased volume of business activity in 1999.

Funds held charges. Funds held charges relate to the Company's aggregate reinsurance contracts and decreased $1.3 million, or 34.6%, to $2.4 million for the three months ended June 30, 1999, from $3.7 million for the three months ended June 30, 1998. The ratio of funds held charges to beginning of quarter funds held balances also declined, to 1.0% for the three months ended June 30, 1999 from 1.9% for the three months ended June 30, 1998. This decrease in the ratio of funds held charges to beginning funds held balance is the result of three principal factors: profit sharing recognized on the 1993 aggregate reinsurance contract associated with a $2 million reduction in 1993 accident year gross and ceded loss and LAE reserves; reduced funds held charges resulting from adjustments to ceded losses made during the fourth quarter of 1998; and a lower contractual funds held charge rate applicable to the 1998 and 1999 aggregate reinsurance contracts. Funds held charges are calculated based upon the beginning of quarter funds held balances.

Restructuring charge. The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. Management believes that the restructuring will allow the Company to operate with greater efficiency and cost-effectiveness as the Company's growth continues. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No similar event occurred during the second quarter ended June 30, 1998.

Impairment of capitalized system development costs. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset exceeding the sum of the expected future cash flow associated with the asset. During 1998 management replaced its policy administration system and accordingly recognized a $12.7 million pre-tax charge which represents the net book value of capitalized costs associated with the old computer system which is no longer being used for the Company's operations. No similar event occurred during the second quarter ended June 30, 1999.

Income taxes. Income taxes were $0.3 million for the three months ended June 30, 1999, resulting in an effective tax rate of 9.3%, compared to ($2.4) million and an effective tax rate of (60.8%) for the same period in 1998. This increase of $2.7 million was primarily attributable to an increase in pre-tax income in 1999 of $7.1 million resulting in additional tax of $2.5 million at a 35% rate, and an increase in taxes of $0.2 million associated with a reduction in tax exempt interest and other items in 1999.

Net income. Net income increased by $4.4 million to $2.9 million for the three months ended June 30, 1999, from a net loss of $1.5 million for the three months ended June 30, 1998. This net increase was the result of an increase in total revenues, less than proportional increases in incurred losses and LAE and in underwriting expenses, a reduction in funds held charges, a restructuring charge recorded in the second quarter of 1999, impairment of capitalized system development costs during the second quarter of 1998, and an increase in the provision for income taxes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Net premiums earned. Net premiums earned increased approximately $17.1 million, or 23.0% to $91.5 million, for the six months ended June 30, 1999 from $74.4 million for the six months ended June 30, 1998. This increase is mainly attributable to increased direct premiums written during the latter half of 1998 that are being earned during 1999, including, particularly, several new large institutional policies written in Pennsylvania and Connecticut during the third quarter of 1998.

Total premiums written were $154.1 million for the six months ended June 30, 1999, a decrease of $4.5 million, or 3%, from total premiums written of $158.6 million for the six months ended June 30, 1998. The net decrease in total premiums written was composed of net increases in total premiums written by state of $12.7 million principally in New Jersey offset by net decreases in total premiums written by state of $17.2 million. The net increases consisted of a rise in New Jersey total premiums written as the result of a rate increase taken as of January 1, 1999, as well as a net increase in new physician group business and increases in other states resulting from strong broker relationships and increased marketing efforts. The net decreases resulted from the loss of approximately $4.4 million of physicians and surgeons business in Pennsylvania following a rate increase applicable to policies renewing after January 1, 1999. The net decreases in other states occurred primarily because policies written during the six months ended June 30, 1998 were renewed in the third and fourth quarters of 1998 and will not again renew until the third and fourth quarters of 1999.

Net investment income. Net investment income increased approximately $4.8 million or 15.8% to $35.7 million for the six months ended June 30, 1999 from $30.9 million for the same period in 1998. The increase in investment income resulted from an increase in invested assets during the latter half of 1998 and the first half of 1999 as well as an increase in available market yields. Average invested assets increased to approximately $1.2 billion during the six months ended June 30, 1999 compared to approximately $1.1 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.01% for the six months ended June 30, 1999 from 5.73% for the same period in 1998 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities.

Realized investment gains (losses). Net realized investment gains (losses) decreased approximately $7.7 million to a $3.4 million net realized loss for the six months ended June 30, 1999 compared to a $4.2 million net realized gain for the same period in 1998. In 1999, substantially all of the losses are due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield environment. In 1998, the gains primarily resulted from the sale of fixed-maturity investments in a generally falling market yield environment and from the sale of stocks.

Other revenue. Other revenue decreased approximately $1.0 million or 79.7%, to $0.3 million for the six months ended June 30, 1999 from $1.3 million for the same period last year and is composed primarily of finance charge income associated with the Company's financing of policyholder premiums, which declined as the Company outsourced its installment payment plans in the second quarter of 1998.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE increased $13.2 million, or 18.2%, to $86.2 million for the six months ended June 30, 1999 from $73.0 million for the six months ended June 30, 1998. The provision for losses and LAE is net of ceded losses and LAE of $24.9 million and $32.9 million for the six months ended June 30, 1999 and 1998, respectively. The ratio of net losses and LAE to net earned premiums improved to 94.2% for the six months ended June 30, 1999 from 98.1% for the same period in 1998. This improvement in loss and LAE ratio is principally attributable to a reduction in the gross loss and ALAE ratio on the Company's occurrence business written in 1999, combined with an increasing portion of the Company's expansion business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. Changes in loss and LAE reserves held on 1994 and prior accident years also impacted the provision for loss and LAE and the ratio of net loss and LAE to earned premium for the six months ended June 30, 1999. The changes in loss and LAE reserves held on 1994 and prior accident years were as follows: gross loss and LAE reserves were reduced by $2.8 million, ceded loss and LAE reserves were reduced by $3.6 million, and ceded earned premiums were reduced by $0.4 million for the six months ended June 30, 1999, for a net unfavorable impact of $0.4 million. There were no adjustments made to loss and LAE reserves held on prior accident years for the six months ended June 30, 1998.

Underwriting expenses. Underwriting expenses increased $2.3 million or 13.0% to $19.6 million for the six months ended June 30, 1999, from $17.3 million for the six months ended June 30, 1998. The expense ratio was 21.4% for the six months ended June 30, 1999 compared to 23.3% for the same period in 1998 representing an 8.2% improvement. This improvement was primarily as the result of greater economies of scale present with larger net premiums earned in 1999. The increase in expenses was attributable to the cost of acquiring new business, primarily through a broker distribution network, and to the increased cost of facilities and staff necessary to service the increased volume of business activity in 1999.

Funds held charges. Funds held charges decreased $1.1 million, or 14.6%, to $6.7 million for the six months ended June 30, 1999, from $7.8 million for the six months ended June 30, 1998. The ratio of funds held charges to beginning of period funds held balances also declined, to 2.9% for the six months ended June 30, 1999 from 4.3% for the six months ended June 30, 1998. The decrease in the ratio of funds held charges to beginning funds held balance is the result of three principal factors: profit sharing recognized on the 1993 aggregate reinsurance contract associated with a $2.0 million reduction in 1993 accident year gross and ceded loss and LAE reserves; reduced funds held charges resulting from adjustments to ceded losses made during the fourth quarter of 1999; and a lower contractual funds held charge rate applicable to the 1998 and 1999 aggregate reinsurance contracts. Funds held charges are calculated based upon the beginning of quarter funds held balances.

Restructuring charge. The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. Management believes that the restructuring will allow the Company to operate with greater efficiency and cost-effectiveness as the Company's growth continues. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No such event occurred during the six months ended June 30, 1998.

Impairment of capitalized system development costs. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset to exceed the sum of the expected future cash flow associated with the asset. During 1998 management replaced its policy administration system and accordingly recognized a $12.7 million pre-tax charge which represents the net book value of capitalized costs associated with the old computer system which is no longer being used for the Company's operations. No similar event occurred during the six months ended June 30, 1999.

Income taxes. Income taxes increased approximately $3.5 million to $1.7 million for the six months ended June 30, 1999, resulting in an effective tax rate of 18.4%, compared to ($1.8) million and an effective tax rate of (1850.5%) for the same period in 1998. This increase was primarily attributable to an increase in pre-tax income in 1999 of $9.1 million resulting in additional tax of $3.2 million at a 35% rate, and an increase in taxes of $0.3 million associated with a reduction in tax exempt interest and other items in 1999.

Net income. Net income was $7.5 million for the six months ended June 30, 1999; an increase of $5.6 million from net income of $1.9 million for the six months ended June 30, 1998. This net increase was the result of an increase in total revenues, less than proportional increases in incurred losses and LAE and in underwriting expenses, reduced funds held charges, a restructuring charge recorded in the second quarter of 1999, impairment of capitalized system development costs during the second quarter of 1998, and an increase in the provision for income taxes.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets, including cash and short term investments, were $1,147.7 million at June 30, 1999 and $1,167.1 million at December 31, 1998. The decrease resulted primarily from unrealized net depreciation on investments offset by cash flow from operations generated during the period.

Fixed maturities available for sale, including short-term investments, aggregated approximately $1.1 billion, or 99.7% of the investment portfolio of the Company as of June 30, 1999. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (including short-term investments) was 4.94 years.

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

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $978.7 million at June 30, 1999 and $951.7 million at December 31, 1998. Reinsurance recoverable on unpaid losses and LAE was $346.9 million at June 30, 1999 and $325.8 million at December 31, 1998. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $236.2 million at June 30, 1999, and $228.1 million at December 31, 1998. The increases in these amounts were consistent with the continued growth in the Company's book of business.

Equity. Total equity was $303.6 million at June 30, 1999 and $322.8 million at December 31, 1998. The net decrease was attributable to net income of $7.5 million offset by changes in unrealized net depreciation on investments of $26.7 million included in accumulated other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group, Incorporated. The MIIX Group is a holding company whose only material assets immediately after the reorganization of the Exchange and the underwritten public offering are the capital stock of MIIX Insurance Company, a New Jersey stock insurer ("MIIX Insurance"), and New Jersey State Medical Underwriters, Inc., a New Jersey corporation (the "Attorney-in-Fact"), and the net proceeds of the public offering. See "Recent Developments." The net proceeds of the public offering, conducted on July 30, 1999, will be used for general corporate purposes, which may include, without limitation, increasing the capitalization of The MIIX Group's insurance subsidiaries in order to support their continued growth and for financing potential acquisitions. The MIIX Group's ongoing cash flow will consist primarily of dividends and other permissible payments from its subsidiaries. The MIIX Group will depend upon such payments for funds for general corporate purposes and for the payment of dividends on the Common Stock.

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

MIIX Insurance. The primary sources of MIIX Insurance's liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was approximately $47.8 million and $84.7 million for the six months ended June 30, 1999 and 1998 and $90.1 million for the year ended 1998. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $236.2 million at June 30, 1999 and $228.1 at December 31, 1998, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

The Company invests its positive cash flow from operations in fixed maturity securities. The current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity.

Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market, and regulatory conditions may change, there can be no assurance that the Company's funds will be sufficient to meet these liquidity needs.

The Attorney-in-Fact currently leases the Company's headquarters in Lawrenceville, New Jersey from the Medical Society of New Jersey, a related party. The Company is considering purchasing this building. An independent appraisal firm has been retained by the Company to determine the fair market value of the property to assist both parties in negotiating the transaction.

RECENT DEVELOPMENTS

The MIIX Group is currently negotiating the terms of a $35 million unsecured credit facility with First Union National Bank, a wholly owned subsidiary of First Union Corporation and an affiliate of First Union Capital Markets Corp. There can be no assurance that The MIIX Group will obtain a commitment for or enter into such credit facility.

The Company currently has 44 insurance policies with the Manufacturers Life Insurance Company ("Manufacturers Life"). Manufacturers Life has notified the Company of its intention to demutualize. On July 29, 1999, Manufacturers Life's policyholders approved the demutualization plan. Based on preliminary valuations supplied by Manufacturers Life, the Company expects to receive between $3.5 and $4.7 million in Common Stock and/or cash. The closing of such demutualization is scheduled to occur in late 1999. The Company will record a gain equal to the fair value of any cash or stock received, if any, upon receipt. There can be no assurance that such closing will take place.

The reorganization of the Exchange from a reciprocal to a stock insurer was consummated on August 4, 1999. In consummating the reorganization, the Exchange distributed common stock of the MIIX Group and cash to distributees, and the remaining assets and liabilities of the Exchange were assumed by MIIX Insurance Company, after which the Exchange was dissolved. In addition, simultaneously with the reorganization, The MIIX Group acquired The Attorney-in-Fact and its subsidiaries for 814,815 shares of The MIIX Group common stock and $100,000 in cash. The Company's underwritten public offering of 3 million shares of its common stock was consummated on August 4, 1999, and an additional 450,000 shares were sold to the underwriters on August 11, 1999. Following the distribution of common stock and the offering, The MIIX Group has approximately 16.5 million shares outstanding. A complete discussion of the plan of reorganization of the Exchange is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, under the heading "Business -- The Reorganization and Distribution", which is incorporated herein by reference. The information presented here is qualified by reference to such discussion.

YEAR 2000

Because certain computer software programs have historically been designed to use a two-digit code to identify the year for date-sensitive material, such programs may not properly recognize post twentieth century dates. This could result in system failures and improper information processing that could disrupt the Company's business operations.

The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they will appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems have been reviewed to identify those requiring upgrading or replacement to improve current computing capabilities and to ensure that they are Year 2000 compliant. In the course of evaluating the Year 2000 readiness of its internal systems, the Company determined that its claims administration system is not Year 2000 compliant. The Company has purchased a replacement system that the vendor has represented to be Year 2000 compliant and is expected to be operational by the end of 1999. The Company has also determined that its telephone equipment is not Year 2000 compliant and is currently upgrading its telephone equipment to make it Year 2000 compliant.
The new telephone equipment is expected to be operational in 1999.

During 1997 and 1998 the Company upgraded all its I/T systems to improve their performance and efficiency. As part of this process, the Company obtained certifications from the vendors of such new systems that such systems would be Year 2000 compliant. The Company has conducted internal tests of its new systems to ensure that they are Year 2000 compliant and continues to conduct such tests. To date, such tests have not revealed any Year 2000 issues other than in connection with the claims administration system discussed above. However, the Company has retained an outside expert to independently evaluate the Year 2000 readiness of the Company's internal systems. The Company may also be adversely affected if Year 2000 issues result in additional claims being made against the Company's insureds. The Company's liability for such claims, if any, is not clearly established. A number of companies who underwrite liability coverage in the healthcare industry have submitted applications to various state regulators requesting that policy exclusions for such liability, if any, be approved. Other carriers have advised their clients of their intent to deny coverage in certain circumstances. The Company has not yet taken a formal position on the matter.

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

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


ACTIONS OPPOSING THE PLAN OF REORGANIZATION

The descriptions of Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended, are incorporated herein by reference. After the Appellate Court denied Plaintiffs' motion seeking leave to appeal the dismissal of claims related to the Plan of Reorganization and their motion to enjoin the vote of the Members, the Company renewed its motion to dismiss Plaintiffs' remaining claim on the grounds that they failed to state a claim for which relief may be granted and for lack of subject matter jurisdiction. This motion was granted by the Court, and these remaining claims were dismissed. While this motion was pending, Plaintiffs filed a third amended complaint that asserts six additional claims and joins Salomon Smith Barney Inc. as a defendant. The additional claims allege that the prospectus sent to Members in connection with the special meeting to vote on the Plan of Reorganization omitted material facts concerning the Company's reserves and assumption of the Attorney-in-Fact's liabilities, the compensation and benefits of certain key executives are unreasonable, the Salomon Smith Barney Inc. fairness opinion is misleading and Plaintiffs did not have an adequate opportunity to express their views to the Members prior to the vote on the Plan. These additional claims seek to invalidate the vote of the Members, prevent implementation of the Plan and unspecified compensatory and punitive damages. The Company's motion to dismiss these additional claims is currently pending. The Plaintiffs have filed a motion to stay the Public Offering and the motion remains pending. The Company intends to vigorously defend against the action.

Other pending actions described in such Form 10-K, as amended, and the Form 10-Q for the quarter ended March 31, 1999, as amended, remain pending.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 30, 1999, the Company commenced the Offering at an offering price of $13.50 per share. The registration statement relating to the Offering (Reg. No. 333-64707) and registering 3,450,000 shares of Common Stock in connection therewith became effective on July 29, 1999. First Union Capital Markets Corp., Friedman, Billings, Ramsey & Co., Inc. and Hoefer & Arnett Incorporated (the "Underwriters") were the underwriters of the Offering, which was consummated on August 4, 1999. The Company initially sold 3,000,000 shares of Common Stock in the Offering, which resulted in gross proceeds to the Company of $40.5 million, $2.84 million of which was applied to the underwriting discount and approximately $1.0 million of which was applied to related expenses. On August 10, 1999, the Underwriters exercised an overallotment option to purchase an additional 450,000 shares of Common Stock at $13.50 per share, resulting in additional gross proceeds and net proceeds to the Company of $6.08 million and $5.65 million, respectively. None of the net proceeds of the Offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons earning 10% or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The MIIX Group's annual meeting of stockholders was held on June 10, 1999, at which time the following directors were unanimously elected by the Exchange as the sole stockholder of The MIIX Group to serve as Class I directors for a term expiring at the Annual Meeting of stockholders to be held in 2002: Daniel Goldberg, Angelo S. Agro, M.D. and Carl Restivo, Jr., M.D. The terms of the following directors continued after such meeting: Vincent A. Maressa, Esquire, Paul J. Hirsch, M.D., Harry M. Carnes, M.D., Robert S. Maurer, D.O., A. Richard Miskoff, D.O., Charles J. Moloney, M.D., Eileen Marie Moynihan, M.D., Fred M. Palace, M.D., Gabriel F. Sciallis, M.D., Martin L. Sorger, M.D., and Bessie M. Sullivan, M.D.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.     Exhibits
                         The following exhibits are filed herewith:

                         3.1 Restated Certificate of Incorporation of The MIIX Group, Incorporated, (incorporated by reference to the same numbered exhibit in the Registrant's Registration Statement on Form S-1 (Reg. No. 333-59371)).

                         3.2 Bylaws of the MIIX Group, Incorporated, (incorporated by reference to the same numbered exhibit in the Registrant's Registration Statement on Form S-1 (Reg. No. 333-59371)).

                         10.1 Underwriting Agreement dated July 29, 1999, with First Union Capital Markets Corp., Friedman, Billings, Ramsey & Co., Inc., and Hoefer & Arnett Incorporated.

                         15       Acknowledgement of Independent Accountants.

                         27.1     Financial Data Schedule

                  b.     Reports on Form 8-K

                         No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE MIIX GROUP, INCORPORATED

                        By: /s/ Daniel Goldberg
                           -------------------------------------
                           President and Chief Executive Officer
                           (principal executive officer)


                        By: /s/ Kenneth Koreyva
                           -------------------------------------
                           Executive Vice President and Chief Financial Officer (principal financial and accounting officer)


                        DATED:   AUGUST 16, 1999