Form 10-Q
period 1999-09-30
MIIX GROUP INC
filed 1999-11-15
CIK 1064063

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From _________ to __________.

                        Commission File Number: 001-14593
                          THE MIIX GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                      22-3586492
        (State or other jurisdiction          (I.R.S. employer
             of incorporation or            identification number)
                organization)


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

                                YES[X]  NO [ ]

         As of November 11, 1999, the number of outstanding shares of the Registrant's Common Stock was 15,452,735.

================================================================================

TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION..............................................................................5

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS..................................................................5

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............13

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................19

PART II        OTHER INFORMATION.................................................................................20

ITEM 1.        LEGAL PROCEEDINGS.................................................................................20

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................20

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES...................................................................20

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................21

ITEM 5.        OTHER INFORMATION.................................................................................21

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K..................................................................21

SIGNATURES     ..................................................................................................22

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of September 30, 1999, and the related consolidated statements of income for the three and nine-month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 and the consolidated statement of equity for the nine-month period ended September 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries (formerly the Medical Inter-Insurance Exchange and subsidiaries) as of December 31, 1998 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1998, not presented herein, and in our report dated March 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                            ERNST & YOUNG LLP

New York, New York
November 12, 1999

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          THE MIIX GROUP, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                                   ------------         ------------

                                                                                                       1999                 1998
                                                                                                    ----------           ----------
                                    ASSETS                                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 1999 -
     $1,116,114; 1998 - $1,041,192) .......................................................         $ 1,080,157          $ 1,057,739
   Equity investments, at fair value (cost: 1999 - $10,988; 1998 - $3,159) ................              10,710                3,159
   Short-term investments, at cost which approximates fair value ..........................             110,514              104,800
                                                                                                    -----------          -----------
         Total investments ................................................................           1,201,381            1,165,698

Cash ......................................................................................               2,346                1,408
Accrued investment income .................................................................              13,404               13,563
Premium receivable, net ...................................................................              22,317               23,876
Reinsurance recoverable on unpaid losses ..................................................             352,107              325,795
Prepaid reinsurance premiums ..............................................................              17,931               26,921
Reinsurance recoverable on paid losses, net ...............................................                 301                  724
Deferred policy acquisition costs .........................................................               5,270                2,810
Due from Attorney-in-Fact .................................................................                  --                3,949
Deferred income taxes .....................................................................              61,512               34,731
Receivable for securities .................................................................                  19                3,414
Net investment in direct financing leases .................................................              24,955                   --
Other assets ..............................................................................              85,962               71,373
                                                                                                    -----------          -----------
         Total assets .....................................................................         $ 1,787,505          $ 1,674,262
                                                                                                    ===========          ===========

                            LIABILITIES AND EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses ................................................         $ 1,009,988          $   951,659
Unearned premiums .........................................................................             103,249               54,139
Premium deposits ..........................................................................                  --               28,392
Funds held under reinsurance treaties .....................................................             239,026              228,148
Payable for securities ....................................................................               2,287               34,115
Notes payable and other borrowings ........................................................              19,528                   --
Other liabilities .........................................................................              75,091               54,966
                                                                                                    -----------          -----------
         Total liabilities ................................................................         $ 1,449,169          $ 1,351,419
                                                                                                    -----------          -----------

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized, 16,445,933 shares
   issued, 15,850,333 shares outstanding...................................................                 164
Additional paid-in capital ................................................................              52,930
Surplus/retained earnings .................................................................             323,228              312,087
Treasury stock, at cost (1999 - 595,600 shares) ...........................................              (9,863)                  --
Stock purchase loans and unearned stock compensation ......................................              (4,457)
Accumulated other comprehensive income (loss) .............................................             (23,666)              10,756
                                                                                                    -----------          -----------
         Total stockholders' equity .......................................................             338,336              322,843
                                                                                                    -----------          -----------
         Total liabilities and stockholders' equity .......................................         $ 1,787,505          $ 1,674,262
                                                                                                    ===========          ===========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                      ---------------------------        ---------------------------
                                                                         1999             1998             1999              1998
                                                                      ---------         ---------        ---------         ---------
REVENUES
Net premiums earned ..........................................        $  58,798         $  40,286        $ 150,285         $ 114,666
Net investment income ........................................           19,479            16,769           55,214            47,623
Realized investment gains (losses) ...........................           (1,668)           29,317           (5,100)           33,563
Other revenue ................................................            2,838               180            3,111             1,526
                                                                      ---------         ---------        ---------         ---------
     Total revenues ..........................................           79,447            86,552          203,510           197,378
                                                                      ---------         ---------        ---------         ---------

EXPENSES
Losses and loss adjustment expenses ..........................           54,318            40,098          140,537           113,050
Underwriting expenses ........................................           12,037            10,419           31,616            27,738
Funds held charges ...........................................            3,342             4,085           10,003            11,885
Other expenses ...............................................            1,168                --            1,168                --
Restructuring charge .........................................               --                --            2,409                --
Impairment of capitalized system development costs ...........               --                --               --            12,656
                                                                      ---------         ---------        ---------         ---------
     Total expenses ..........................................           70,865            54,602          185,733           165,329
                                                                      ---------         ---------        ---------         ---------

Income before income taxes ...................................            8,582            31,950           17,777            32,049
Provision for income taxes ...................................            2,140            10,453            3,835             8,621
                                                                      ---------         ---------        ---------         ---------
     Net income ..............................................        $   6,442         $  21,497        $  13,942         $  23,428
                                                                      =========         =========        =========         =========

Basic earnings per share of common stock .....................        $     .44         $    1.79        $    1.09         $    1.95
                                                                      =========         =========        =========         =========

Diluted earnings per share of common stock ...................        $     .44         $    1.79        $    1.08         $    1.95
                                                                      =========         =========        =========         =========

Dividend per share of common stock ...........................        $     .05                --        $     .05                --
                                                                      =========                          =========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                            STOCK
                                                                                           PURCHASE
                                 NUMBER                                                             LOANS AND     ACCUMULATED
                                   OF       COMMON    ADDITIONAL                           UNEARNED        OTHER           TOTAL
                                 SHARES     STOCK      PAID-IN      RETAINED   TREASURY      STOCK      COMPREHENSIVE  STOCKHOLDER'S
                             OUTSTANDING    ISSUED     CAPITAL      EARNINGS    STOCK     COMPENSATION   INCOME (LOSS)     EQUITY
                             ------------   ------    ----------    --------   --------   ------------  -------------- -------------
Balance at January 1, 1999...                                       $312,087                             $ 10,756       $322,843
 Net income..................                                         13,942                                              13,942

 Other comprehensive income,
  net of tax:

  Unrealized depreciation on
   securities available-for-
   sale, net of deferred
   taxes.....................                                                                             (34,422)       (34,422)
 Shares issued to
  distributees...............  11,846,731   118                         (118)

 Proceeds from initial public
  offering, net of offering
  and reorganization costs...   3,450,000    35      37,315                                                               37,350
 Acquisition of NJSMU........     814,815     8      10,992                                                               11,000

 Shares issued for execution
  of stock purchase and loan
  agreements.................     288,518     3       3,892                                  (3,928)                         (33)
 Purchase of treasury stock..    (595,600)                                       (9,863)                                  (9,863)
 Cash dividends to
  stockholders...............                                           (797)                                               (797)

 Cash issued to distributees,
  in lieu of common stock....                                         (1,886)                                             (1,886)

 Restricted stock grants and
  unearned stock
  compensation...............      45,869               731                                    (529)                         202
                               ----------   -----   -------         --------    -------     -------      --------       --------
Balance at
 September 30, 1999..........  15,850,333   $164    $52,930         $323,228    $(9,863)    $(4,457)     $(23,666)      $338,336
                               ==========   =====   =======         ========    =======     =======      ========       ========


See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                                               SEPTEMBER 30,
                                                                                                       ----------------------------
                                                                                                         1999               1998
                                                                                                       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................................         $  13,942          $  23,428
Adjustments to reconcile net income to net cash provided by
  operating activities (net of balances acquired):
Unpaid losses and loss adjustment expenses ...................................................            30,044             60,351
Unearned premiums ............................................................................            49,088             56,691
Premium deposits .............................................................................           (28,392)           (21,024)
Premium receivable, net ......................................................................             1,559              2,439
Reinsurance balances, net ....................................................................            (6,021)           (24,825)
Deferred policy acquisition costs ............................................................            (2,460)            (4,259)
Realized (gains) losses ......................................................................             5,100            (33,563)
Depreciation, accretion and amortization .....................................................            (1,092)              (149)
Deferred income tax provision ................................................................            (5,236)            (5,246)
Due from Attorney-in-Fact ....................................................................              (594)            (3,013)
Impairment of capitalized system development costs ...........................................                --             12,656
Accrued investment income ....................................................................               207             (2,170)
Net investment in direct financing leases ....................................................             1,521                 --
Other assets .................................................................................            26,573             19,036
Other liabilities ............................................................................             6,704             16,799
                                                                                                       ---------          ---------
Net cash provided by operating activities ....................................................         $  90,943          $  97,151
                                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales ................................................           839,573            546,041
Proceeds from fixed-maturity investments matured, called, or prepaid .........................            77,033             80,321
Proceeds from equity investment sales ........................................................                --            102,789
Cost of investments acquired .................................................................          (998,346)          (834,366)
Purchase of NJSMU (net of cash acquired) .....................................................              (198)                --
Realized loss on equity collar termination ...................................................                --            (14,000)
Change in short-term investments, net ........................................................            (4,693)           (24,223)
Net receivable/payable for securities ........................................................           (28,433)            41,910
                                                                                                       ---------          ---------
Net cash used in investing activities ........................................................          (115,064)          (101,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of offering and reorganization costs ..............            37,350                 --
Proceeds from notes payable and other borrowings .............................................            16,228                 --
Repayment of notes payable ...................................................................           (15,965)                --
Purchase of treasury stock ...................................................................            (9,863)                --
Cash dividends to stockholders ...............................................................              (797)                --
Cash in lieu of stock paid to distributees ...................................................            (1,886)                --
Subordinated loan certificates redeemed ......................................................                (8)                --
                                                                                                       ---------          ---------
Net cash provided by financing activities ....................................................         $  25,059                 --

Net change in cash ...........................................................................               938             (4,377)
Cash at beginning of period ..................................................................             1,408              4,739
                                                                                                       ---------          ---------
Cash at end of period ........................................................................         $   2,346          $     362
                                                                                                       =========          =========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION
The consolidated financial statements for the interim periods included herein, which include the accounts of The MIIX Group Incorporated ("The MIIX Group"), MIIX Insurance Company and its wholly owned subsidiaries Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York"), and, from August 4, 1999, New Jersey State Medical Underwriters, Inc. ("NJSMU"), and its wholly owned subsidiaries, Medical Brokers, Inc., Pegasus Advisors, Inc., Hamilton National Leasing Corporation, MIIX Healthcare Group, Inc., Medical Group Management, Inc., Healthcare Reinsurance Management Services, Inc. (HRMS), and Lawrenceville Re., Ltd., (collectively, "the Company"), are unaudited. However, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in the opinion of management, such information reflects all adjustments considered necessary for a fair presentation. Such adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 1998 which were filed with the Securities and Exchange Commission on Form 10-K.

2.       PLAN OF REORGANIZATION AND INITIAL PUBLIC OFFERING

The reorganization of the Medical Inter-Insurance Exchange (Exchange) from a reciprocal to a stock insurer was consummated on August 4, 1999. In consummating the reorganization, the Exchange distributed common stock of The MIIX Group and cash to distributees, and the remaining assets and liabilities of the Exchange were assumed by MIIX Insurance Company, after which the Exchange was dissolved. The assumption of assets and liabilities of MIIX Insurance Company was accounted for at historical cost as the transfers were between entities under common control. In addition, simultaneously with the reorganization, The MIIX Group acquired New Jersey State Medical Underwriters, Inc. and its subsidiaries for 814,815 shares of The MIIX Group common stock and $100,000 in cash. The acquisition was accounted for using the purchase method and gave rise to $7.8 million of goodwill to be amortized on a straight line basis over a 15-year period. The accompanying consolidated statements of income reflect NJSMU's results of operations from the date of purchase, August 4, 1999, to September 30, 1999.

The MIIX Group sold 3 million shares of its common stock in an underwritten public offering (the Offering) that closed on August 4, 1999. Of the offered shares, 90,000 shares were reserved for sale, and subsequently sold at the Offering Price ($13.50 per share), to officers and employees of the Company. On August 11, 1999, an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the Offering underwriting agreement. Proceeds from the Offering and related expenses are summarized as follows:

                                                                     (in thousands)
               Gross proceeds from the offering....................    $ 46,575
               Less: Offering and reorganization costs.............       9,225
                                                                       --------
               Net proceeds........................................    $ 37,350
                                                                       ========

3.       STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. Certain executive officers, directors, and employees have been granted a total of 483,750 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $13.50 to $16.0625, of which 123,750 options were immediately exercisable. Pursuant to stock purchase and loan agreements, The MIIX Group loaned certain officers of the Company approximately $3,895,000, which the officers used to purchase unregistered shares of The MIIX Group common stock at the Offering Price. On September 15, 1999, 45,515 restricted shares of The MIIX Group common stock, having a per share market value of $16.0625, were granted to certain officers and directors, of which 12,597 shares were immediately vested.

4.       EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings per Share. Earnings per share for the three and nine month periods ended September 30, 1999 is computed using the weighted-average number of common shares outstanding during those periods of 14,483,000 and 12,844,000, respectively. Earnings per share for the periods ended September 30, 1998, gives effect to the reorganization and the allocation of approximately 12,025,000 shares of common stock distributed to MIIX members.

The following table sets for the computation of basic and diluted earnings per share:

                                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                                             -----------------------         -----------------------
                                                                              1999            1998            1999            1998
                                                                             -------         -------         -------         -------
                                                                                 (in thousands)                   (in thousands)
Numerator:
     Net income ....................................................         $ 6,442         $21,497         $13,942         $23,428

Numerator for:
     Basic earnings per share of common stock ......................         $ 6,442         $21,497         $13,942         $23,428
     Diluted earnings per share of common stock ....................         $ 6,442         $21,497         $13,942         $23,428

Denominator:
     Denominator for basic earnings per share of
     common stock - weighted-average shares of
     outstanding ...................................................          14,483          12,025          12,844          12,025

     Effect of dilutive securities:
        Stock options ..............................................              47               0              47               0
                                                                             -------         -------         -------         -------

        Denominator for diluted earnings per share of
        common stock adjusted - weighted - average .................          14,530          12,025          12,891          12,025

Basic earnings per share of common stock ...........................         $   .44         $  1.79         $  1.09         $  1.95
                                                                             =======         =======         =======         =======

Diluted earnings per share of common stock .........................         $   .44         $  1.79         $  1.08         $  1.95
                                                                             =======         =======         =======         =======

5.       COMPREHENSIVE INCOME
The Company considers its investment portfolio as available-for-sale and had unrealized gains (losses) at each balance sheet date that are reflected as accumulated comprehensive income (loss) in the Consolidated Statement of Equity.

The components of comprehensive income (loss), net of related tax, for the periods ended September 30, 1999 and 1998 were as follows:

                                                                        Three Months Ended                   Nine Months Ended
                                                                           September 30,                        September 30,
                                                                     --------------------------          --------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------          --------
                                                                           (in thousands)                       (in thousands)
Net income .................................................         $  6,442          $ 21,497          $ 13,942          $ 23,428
Other comprehensive income:
  Unrealized holding gains (losses) arising during
  period [net of tax of $4,742, ($6,156), $20,319
  and ($8,401) respectively] ...............................           (8,806)           11,432           (37,737)           15,601

  Reclassification adjustment for (gains) losses
  realized in net income [net of tax of ($584),
  $10,261, ($1,785), and $11,747 respectively] .............            1,084           (19,056)            3,315           (21,816)
                                                                     --------          --------          --------          --------

  Net unrealized gains (losses), arising during
  the period [net of tax of $4,158, $4,105,
  $18,534 and $3,347 respectively] .........................           (7,722)           (7,624)          (34,422)           (6,215)
                                                                     --------          --------          --------          --------

Comprehensive income (loss) ................................         $ (1,280)         $ 13,873          $(20,480)         $ 17,213
                                                                     ========          ========          ========          ========

6.       COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK
On January 13, 1998, the Company implemented an "equity collar" (the "Collar") with a notional value of $85 million around the Company's equity portfolio. The purpose of the Collar was to reduce equity market volatility and to stabilize unassigned surplus. The Collar was constructed using European-style S&P 500 options and expired on July 13, 1998 with a net realized loss of $14.0 million. This loss offset gains on the related hedged equity securities liquidated in the third quarter of 1998. To minimize loss exposure due to credit risk, the Company utilizes only those intermediaries that are approved by the Securities Valuation Office of the National Association of Insurance Commissioners.


7.       DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the nine months ended September 30, 1999 and 1998.

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                               1999                          1998
                                                                                             --------                      --------
                                                                                                        (in thousands)
Balance at beginning of period .........................................                     $  2,810                      $    100
Cost deferred during the period ........................................                       11,133                        11,018
Amortization expense ...................................................                       (8,673)                       (6,759)
                                                                                             --------                      --------
Balance at end of period ...............................................                     $  5,270                      $  4,359
                                                                                             ========                      ========

8.       RESTRUCTURING CHARGE

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

9.       INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income expense for the periods ended September 30 is as follows:

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------------------------------------------
                                                                              1999                                   1998
                                                                ---------------------------------      -----------------------------
                                                                                     % OF INCOME                        % OF INCOME
                                                                  INCOME TAX        BEFORE INCOME        INCOME TAX    BEFORE INCOME
                                                                   EXPENSE             TAXES              EXPENSE          TAXES
                                                                --------------      -------------      --------------  -------------
                                                                (in thousands)                         (in thousands)
Expected annual effective federal
 .income tax at 35% ...................................            $  6,222             35.0%             $ 11,217         35.0%
Decrease in taxes resulting from:
Tax-exempt interest ..................................              (1,817)           (10.2)%              (2,135)        (6.7)%
Other ................................................                (570)            (3.2)%                (461)        (1.4)%
                                                                  --------             ----              --------         ----
Total income taxes ...................................            $  3,835             21.6%             $  8,621         26.9%
                                                                  ========             ====              ========         ====

10.      RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 1999 presentation.

11.      SEGMENT REPORTING

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

12.      SUBSEQUENT EVENTS

On October 1, 1999, the Company received 296,134 shares of Manulife Financial common stock valued at $3,461,066 as part of the demutualization benefit. The Company recorded a gain in other revenue equivalent to the fair value of the stock received in the amount of $3,461,066 during the fourth quarter of 1999.

On November 4, 1999, the Company amended its stock repurchase program to buy up to an additional two million shares of its common stock or $40 million on the open market. On October 27, 1999, the Company completed the repurchases under the initial stock repurchase program of up to one million shares or $20 million authorized on August 16, 1999. One million shares were repurchased under the previous authorization at a total cost of $16.3 million.

On November 8, 1999, Daniel Goldberg, President and Chief Executive Officer of the Company, was granted a leave of absence for reasons unrelated to his position with the Company. Kenneth M. Koreyva was appointed Acting Chief Executive Officer. Mr. Koreyva formerly served as Executive Vice President and Chief Financial Officer and has been with the Company since 1991.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net premiums earned. Net premiums earned increased approximately $18.5 million, or 46.0% to $58.8 million for the three months ended September 30, 1999 from $40.3 million for the three months ended September 30, 1998. This increase is mainly attributable to increased direct and assumed premiums written in the three months ended September 30, 1999, particularly a large assumed excess of loss reinsurance contract written on an institutional account and bound during the quarter with effect from January 1, 1999.

Total premiums written were $69.5 million for the three months ended September 30, 1999, an increase of $29.3 million, or 73.0% from total premiums written of $40.2 million for the three months ended September 30, 1998. This increase is composed of net increases in direct premiums written of $15.5 million and an increase in assumed premiums written of $13.8 million. The net increase in direct premiums written consisted of net increases in direct premiums written in certain states of $15.8 million offset by net decreases in direct premiums written in other states of $.3 million. The net increases resulted from new business of approximately $9.6 million along with approximately $5.9 million resulting from a significant rate increase on institutional accounts renewed on July, 1 1999. The net decreases were the result of normal turnover in business. The increase in assumed premiums written results from a single excess of loss reinsurance contract written on an institutional account.

Net investment income. Net investment income increased approximately $2.7 million or 16.2% to $19.5 million for the three months ended September 30, 1999 from $16.8 million for the same period in 1998. Average invested assets increased to approximately $1.2 billion for the three months ended September 30, 1999 compared to approximately $1.1 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.49% for the three months ended September 30, 1999 from 6.10% for the same period in 1998 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in an increasing market yield environment.

Realized investment gains (losses). Net realized investment losses were $1.7 million for the three months ended September 30, 1999 compared to net realized investment gains of $29.3 million for the same period in 1998. In 1999, the losses are principally due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield environment. In 1998, the net gain included net gains of approximately $37.4 million on disposition of the Company's equity portfolio, partially offset by a $14.0 million loss realized on the expiration of an equity collar position on July 13, 1998. The remaining net realized gains of $5.9 million in 1998 resulted from sale of fixed-maturity investments in a generally falling market yield environment.

Other revenue. Other revenue increased approximately $2.6 million to $2.8 million for the three months ended September 30, 1999 from $0.2 million for the same period last year. The increase in 1999 consists primarily of $1.4 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999, and death benefit income of $1.0 million received on a corporate owned life insurance policy.

Loss and loss adjustment expense (LAE). The provision for losses and LAE increased $14.2 million, or 35.5%, to $54.3 million for the three months ended September 30, 1999 from $40.1 million for the three months ended September 30, 1998. The provision for losses and LAE is net of ceded losses and LAE of $12.5 million and $26.5 million for the three months ended September 30, 1999 and 1998, respectively. The ratio of net losses and LAE to net premiums earned improved to 92.4% for the three months ended September 30, 1999 from 99.5% for the same period in 1998. This improvement is principally attributable to a reduction in the gross loss and LAE ratio on the Company's occurrence business written in 1999, combined with an increasing portion of the Company's expansion business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. Changes in loss and LAE reserves held on 1994 and prior accident years also impacted the ratio of net loss and LAE to net premiums earned for the three months ended September 30, 1999. The changes in loss and LAE reserves were as follows: gross loss and LAE reserves were reduced by $3.2 million, ceded loss and LAE reserves were reduced by $3.7 million, and ceded premiums earned were reduced by $1.9 million. There were no adjustments made to loss and LAE reserves held on prior accident years for the three months ended September 30, 1998.

Underwriting expenses. Underwriting expenses increased $1.6 million or 15.5% to $12.0 million for the three months ended September 30, 1999, from $10.4 million for the three months ended September 30, 1998. The increase in expenses was attributable to the cost of acquiring new business, primarily through a broker distribution network, and to the increased infrastructure costs necessary to service the increased volume of business activity in 1999. The ratio of underwriting expenses to net premiums earned, however, declined to 20.5% for the three months ended September 30, 1999 from 25.9% for the same period in 1998. This improvement was primarily the result of greater economies of scale present with the larger premium in 1999 combined with the impact of the Company's cost reduction restructuring undertaken in June 1999.

Funds held charges. Funds held charges relate to the Company's aggregate reinsurance contracts and decreased $0.8 million or 18.2% to $3.3 million for the three months ended September 30, 1999, from $4.1 million for the three months ended September 30, 1998. The ratio of funds held charges to beginning of quarter funds held balances also declined, to 1.4% for the three months ended September 30, 1999 from 2.3% for the three months ended September 30, 1998. This decrease in the ratio of funds held charges to beginning funds held balance is the result of three principal factors: profit sharing recognized on the 1993 aggregate reinsurance contract associated with a reduction in 1993 accident year ceded loss and LAE reserves made in the second quarter of 1999; reduced funds held charges resulting from net reductions to ceded losses pertaining to other accident years made during the fourth quarter of 1998 and the first and third quarters of 1999; and a lower contractual funds held charge rate applicable to the 1998 and 1999 aggregate reinsurance contracts. Funds held charges are calculated based upon beginning of quarter funds held balances.

Other expenses. Other expenses amounted to $1.2 million for the three months ended September 30, 1999 and consist of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Income taxes. Income taxes were $2.1 million for the three months ended September 30, 1999, resulting in an effective tax rate of 24.9%, compared to $10.5 million and an effective tax rate of 32.7% for the same period in 1998. This decrease of $8.4 million was primarily attributable to a decrease in pre-tax income in 1999 of $23.4 million resulting in reduced tax of $8.2 million at a 35% rate, and a decrease in taxes of $0.2 million associated with an increase in tax exempt interest and other items in 1999.

Net income. Net income decreased by $15.1 million to $6.4 million for the three months ended September 30, 1999, from a net income of $21.5 million for the three months ended September 30, 1998. This net decrease was primarily the result of a $31.0 million reduction in realized investment gains offset in part by all of the following: an increase in premiums earned net of loss and loss adjustment expenses and underwriting expenses of $2.7 million; an increase of investment income of $2.7 million; an increase in other revenue net of other expense of $1.5 million, including death benefit income of $1.0 million; a reduction of funds held charges of $0.7 million; and a reduction in the provision for taxes of $8.3 million.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Net premiums earned. Net premiums earned increased approximately $35.6 million or 31.1% to $150.3 million for the nine months ended September 30, 1999 from $114.7 million for the nine months ended September 30, 1998. This increase is mainly attributable to increased direct and assumed business written in the three months ended September 30, 1999, particularly a large assumed excess of loss reinsurance contract written on an institutional account bound during the quarter with effect from January 1, 1999, and increased direct premiums written during the latter half of 1998 that are being earned during 1999.

Total premiums written were $223.7 million for the nine months ended September 30, 1999, an increase of $23.5 million or 11.7% from total premiums written of $200.2 million for the nine months ended September 30, 1998. This increase consisted of a net increase in direct premiums written of $10.9 million and an increase in assumed premiums written of $12.6 million. The net increase in direct premiums written was composed of net increases in direct premiums in certain states of $20.2 million offset by net decreases in other states of $9.3 million. The net increases resulted primarily from a rate increase on New Jersey physicians and surgeons business taken as of January 1, 1999, a rate increase taken on institutional accounts effective July 1, 1999, and new business generated in New Jersey and other states resulting from increased marketing efforts and strong broker relationships. The net decreases resulted primarily from a loss of Pennsylvania physicians and surgeons business following a rate increase taken as of January 1, 1999, and because policies written in certain expansion states written during the nine months ended September 30, 1998 were renewed in the fourth quarter of 1998 and will not again renew until the fourth quarter of 1999. The increase in assumed premiums written results from a single excess of loss reinsurance contract written on an institutional account during the three months ended September 30, 1999 in the amount of $13.8 million, offset by reduced assumed premium of $1.2 million resulting from discontinued assumed reinsurance programs.

Net investment income. Net investment income increased $7.6 million or 15.9% to $55.2 million for the nine months ended September 30, 1999 from $47.6 million for the same period in 1998. The increase in investment income resulted from an increase in invested assets during the first nine months of 1999 as well as an increase in available market yields. Average invested assets increased to approximately $1.2 billion during the nine months ended September 30, 1999 compared to approximately $1.1 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.25% for the nine months ended September 30, 1999 from 6.00% for the same period in 1998 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in an increasing market yield environment.

Realized investment gains (losses). Net realized investment gains(losses) decreased approximately $38.7 million to net realized losses of $5.1 million for the nine months ended September 30, 1999 compared to net realized gains of $33.6 million for the same period in 1998. In 1999, substantially all of the losses are due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield environment. In 1998 the net gain was composed of net gains of approximately $38.4 million on the disposition of the Company's equity portfolio, partially offset by a $14.0 million loss realized on the expiration of an equity collar position on July 13, 1998. The remaining gains of $9.2 million resulted from sale of fixed-maturity investments in a generally falling market yield environment.

Other revenue. Other revenue increased approximately $1.6 million or 103.9% to $3.1 million for the nine months ended September 30, 1999 from $1.5 million for the same period last year. The increase in 1999 consists primarily of $1.4 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999, and death benefit income of $1.0 million received on a corporate owned life insurance policy, somewhat offset by a reduction in finance charge income, which declined as the Company outsourced its installment payment plans in the second quarter of 1998.

Loss and loss adjustment expenses (LAE). The provision for losses and LAE increased $27.4 million or 24.3% to $140.5 million for the nine months ended September 30, 1999 from $113.1 million for the nine months ended September 30, 1998. The provision for losses and LAE is net of ceded losses and LAE of $37.5 million and $59.4 million for the nine months ended September 30, 1999 and 1998 respectively. The ratio of net losses and LAE to net premiums earned improved to 93.5% for the nine months ended September 30, 1999 from 98.6% for the same period in 1998. This improvement is principally attributable to a reduction in the gross loss and LAE ratio on the Company's occurrence business written in 1999, combined with an increasing portion of the Company's expansion business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. Changes in loss and LAE reserves held on 1994 and prior accident years also impacted the ratio of net loss and LAE to net premiums earned for the nine months ended September 30, 1999. The changes in loss and LAE reserves were as follows: gross loss and LAE reserves were reduced by $6.0 million, ceded loss and LAE reserves were reduced by $7.3 million, and ceded premiums earned were reduced by $2.3 million. There were no adjustments to loss and LAE reserves held on prior accident years for the nine months ended September 30, 1998.

Underwriting expenses. Underwriting expenses increased $3.9 million or 14.0% to $31.6 million for the nine months ended September 30, 1999 from $27.7 million for the nine months ended September 30, 1998. The increase in expenses was attributable to the costs of acquiring new business, primarily through a broker distribution network, and to the increased infrastructure costs necessary to service the increased volume of business activity in 1999. The ratio of underwriting expense to net premiums earned, however, declined to 21.0% for the nine months ended September 30, 1999 from 24.2% for the nine months ended September 30, 1998. This improvement was primarily the result of greater economies of scale present with the larger premium in 1999 combined with the impact of the Company's cost reduction restructuring undertaken in June 1999.

Funds held charges. Funds held charges decreased $1.9 million or 15.8% to $10.0 million for the nine months ended September 30, 1999 from $11.9 million for the nine months ended September 30, 1998. The ratio of funds held charges to beginning of period funds held balances also declined, to 4.4% for the nine months ended September 30, 1999 from 6.5% for the nine months ended September 30, 1998. This decrease in the ratio of funds held charges to beginning funds held balance is the result of three principal factors: profit sharing recognized on the 1993 aggregate reinsurance contract associated with a reduction in 1993 accident year ceded loss and LAE reserves made in the second quarter of 1999; reduced funds held charges resulting from net reductions to ceded losses pertaining to other accident years made during the fourth quarter of 1998 and the first and third quarters of 1999; and a lower contractual funds held charge rate applicable to the 1998 and 1999 aggregate reinsurance contracts. Funds held charges are calculated based upon beginning of quarter funds held balances.

Other expenses. Other expenses amounted to $1.2 million for the nine months ended September 30, 1999 and primarily consist of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Restructuring charge. The Company undertook a restructuring during the second quarter of 1999 and on June 23, 1999 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. Management believes that the restructuring will allow the Company to operate with greater efficiency and cost-effectiveness as the Company's growth continues. The Company recognized a pre-tax charge of $2.4 million related to this restructuring for the nine months ended September 30, 1999. No such event occurred during the nine months ended September 30, 1998.

Impairment of capitalized system development costs. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset to exceed the sum of the expected future cash flow associated with the asset. During the nine months ended September 30, 1998, management replaced its policy administration system and accordingly recognized a $12.7 million pre-tax charge which represents the net book value of capitalized costs associated with the old computer system which is no longer being used for the Company's operations. No similar event occurred during the nine months ended September 30, 1999.

Income taxes. Income taxes were $3.8 million for the nine months ended September 30, 1999, resulting in an effective tax rate of 21.6%, compared to $8.6 million and an effective tax rate of 26.9% for the same period in 1998. This decrease of $4.8 million was primarily attributable to a decrease in pre-tax income in 1999 of $14.3 million resulting in reduced tax of $5.0 million at a 35% rate, and an increase in taxes of $0.2 million associated with a decrease in tax exempt interest and other items in 1999.

Net income. Net income decreased by $9.5 million to $13.9 million for the nine months ended September 30, 1999, from a net income of $23.4 million for the nine months ended September 30, 1999. This net decrease was primarily the result of a $38.7 million reduction in realized investment gains and a $2.4 million restructuring charge taken in 1999 offset in part by all of the following: an increase in premiums earned net of loss and loss adjustment expenses and underwriting expenses of $4.2 million; an increase in investment income of $7.6 million; an increase in other income net of other expense of $0.4 million, including death benefit income of $1.0 million; a reduction in funds held charges of $1.9 million; impairment of capitalized systems costs of $12.7 million recorded in 1998, and a reduction in the provision for taxes of $4.8 million.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets, including cash and short term investments, were $1,203.7 million at September 30, 1999 and $1,167.1 million at December 31, 1998. The net increase of $36.6 million largely resulted from the net effect of positive cash flows from operations and proceeds from the initial public offering net of purchased treasury stock, cash dividends to stockholders, and cash distributions to certain distributees in the reorganization, somewhat offset by unrealized net depreciation on investments during the period.

Fixed maturities available for sale, including short-term investments, aggregated approximately $1.2 billion, or 99.1% of the investment portfolio of the Company as of September 30, 1999. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (including short-term investments) was
5.13 years.

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

In 1998, another equity collar was implemented with a notional value of $85 million around the equity portfolio. Again, the purpose of the collar was to reduce equity market volatility and to stabilize unassigned surplus. The collar was constructed using European style S&P 500 options. The collar transaction was executed on January 13, 1998 and expired on July 13, 1998, with a net realized loss of $14 million. This loss offset gains on the related hedged equity securities liquidated in the third quarter of 1998.

Since the expiration of the equity collar mentioned above, the Company has not held any derivative investments.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,010 million at September 30, 1999 and $951.7 million at December 31, 1998. Reinsurance recoverable on unpaid losses and LAE was $352.1 million at September 30, 1999 and $325.8 million at December 31, 1998. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $239.0 million at September 30, 1999, and $228.1 million at December 31, 1998. The increases in these amounts were consistent with the continued growth in the Company's book of business.

Equity. Total equity was $338.3 million at September 30, 1999 and $322.8 million at December 31, 1998. The net increases were primarily attributable to net income of $13.9 million, net proceeds of $37.3 million from the initial public offering, and $11.0 million related to the NJSMU acquisition, offset in part by primary decreases: in unrealized net depreciation on investments of $34.4 million; the purchase of $11.0 million of treasury stock; and $0.8 million and $1.9 million of cash dividends paid to stockholders, and distributees, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group, Incorporated. The MIIX Group is a holding company whose only material assets are the capital stock of MIIX Insurance Company, a New Jersey stock insurer ("MIIX Insurance"), and the New Jersey State Medical Underwriters, Inc., a New Jersey corporation, and cash and investments resulting from the net proceeds of the public offering. The net proceeds of the public offering, conducted on July 30, 1999, will be used for general corporate purposes, which may include, without limitation, increasing the capitalization of The MIIX Group's insurance subsidiaries in order to support their continued growth and for financing potential acquisitions. The MIIX Group's ongoing cash flow will consist primarily of investment income on its holdings and dividends and other permissible payments from its subsidiaries. The MIIX Group will depend upon such payments for funds for general corporate purposes and for the payment of dividends on the Common Stock.

The payment of dividends to The MIIX Group by MIIX Insurance is subject to limitations imposed by the New Jersey Holding Company Act. Based upon these limitations, the maximum amount that will be available for payment of dividends to The MIIX Group by MIIX Insurance in any year without the prior approval of regulatory authorities is subject to restrictions related to surplus and net income. MIIX Insurance's future cash flow available to The MIIX Group may be influenced by a variety of factors, including cyclical changes in the medical malpractice insurance market, MIIX Insurance's financial results, insurance regulatory changes, including changes in the limitations imposed by the New Jersey Holding Company Act on the payment of dividends by MIIX Insurance, and changes in general economic conditions. The MIIX Group expects that the current limitations that will be imposed on MIIX Insurance should not affect its ability to declare and pay dividends sufficient to support The MIIX Group's initial dividend policy.

MIIX Insurance. The primary sources of MIIX Insurance's liquidity, on both a short- and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was approximately $91.0 million and $97.1 million for the nine months ended September 30, 1999 and 1998 and $90.1 million for the year ended 1998. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $239.0 million at September 30, 1999 and $228.1 at December 31, 1998, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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


RECENT DEVELOPMENTS

On October 1, 1999, the Company received 296,134 shares of Manulife Financial common stock valued at $3,461,066 as part of the demutualization benefit. The Company recorded a gain in other revenue equivalent to the fair value of the stock received in the amount of $3,461,066 during the fourth quarter of 1999.

On November 4, 1999, the Company amended its stock repurchase program to buy up to an additional two million shares of its common stock or $40 million on the open market. On October 27, 1999, the Company completed the repurchases under the initial stock repurchase program of up to one million shares or $20 million authorized on August 16, 1999. One million shares were repurchased under the previous authorization at a total cost of $16.3 million.

YEAR 2000

Because certain computer software programs have historically been designed to use a two-digit code to identify the year for date-sensitive material, such programs may not properly recognize post twentieth century dates. This could result in system failures and improper information processing that could disrupt the Company's business operations.

The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they will appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems have been reviewed to identify those requiring upgrading or replacement to improve current computing capabilities and to ensure that they are Year 2000 compliant. In the course of evaluating the Year 2000 readiness of its internal systems, the Company determined that its claims administration system was not Year 2000 compliant. The Company has purchased a replacement system that the vendor has represented to be Year 2000 compliant which is now in operation. The Company also determined that its telephone equipment was not Year 2000 compliant and has upgraded its telephone equipment to make it Year 2000 compliant.

During 1997 and 1998 the Company upgraded all its I/T systems to improve their performance and efficiency. As part of this process, the Company obtained certifications from the vendors of such new systems that such systems would be Year 2000 compliant. The Company has conducted internal tests of its new systems to ensure that they are Year 2000 compliant and continues to conduct such tests. To date, such tests have not revealed any Year 2000 issues other than in connection with the claims administration system discussed above. However, the Company has retained an outside expert to independently evaluate the Year 2000 readiness of the Company's internal systems. The Company may also be adversely affected if Year 2000 issues result in additional claims being made against the Company's insureds. The Company's liability for such claims, if any, is not clearly established. A number of companies who underwrite liability coverage in the healthcare industry have submitted applications to various state regulators requesting that policy exclusions for such liability, if any, be approved. Other carriers have advised their clients of their intent to deny coverage in certain circumstances. The Company has not yet taken a formal position.

The Company completed the process of sending inquiries to its service providers, brokers and other external business partners to determine whether they may experience Year 2000 problems that could affect the Company. Management has recently completed the evaluation of alternative contingency plans that could become necessary if its own or its significant external business partners' Year 2000 remediation efforts fail. Such alternatives will most likely involve the assignment of internal and external resources to process business manually during the duration of any non-compliance. Implementation of the contingency plans are scheduled for completion in the fourth quarter of 1999. It is not possible at this time to estimate the cost, if any, of such contingency plans or system failures.

Remediation costs to date (including expenditures associated with replacement systems) have been approximately $462,000 and are estimated to be less than $1 million through the completion of remediation, which is expected in 1999. These costs have been considered in preparing the Company's capital and operating budgets. There can be no assurance, however, that remediation efforts will be completed within these estimated costs and time periods.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


ACTIONS OPPOSING THE PLAN OF REORGANIZATION

The description of Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended, and for the quarter ended June 30, 1999, are incorporated herein by reference. Following the dismissal of all claims alleged by Plaintiffs in their second amended complaint, the Company filed a motion to dismiss the additional claims made by Plaintiffs in their third amended complaint on the grounds that they failed to state a claim on which relief may be granted and for lack of subject matter jurisdiction. The additional claims alleged that the prospectus sent to Members in connection with the special meeting to vote on the Plan of Reorganization omitted material facts concerning the Company's reserves and assumption of the Attorney-in-Fact's liabilities, that the compensation and benefits of certain key executives are unreasonable, that the Salomon Smith Barney Inc. fairness opinion is misleading and that Plaintiffs did not have an adequate opportunity to express their views to the Members prior to the vote on the Plan. These additional claims sought to invalidate the vote of the Members, prevent implementation of the Plan and unspecified compensatory and punitive damages. While the Company's motion to dismiss these additional claims was pending, Plaintiffs filed a motion to stay the Public Offering and for reconsideration of the dismissal of counts one (declaration of dividend) and six (IPO share price) of the second amended complaint. Following a hearing on the motions, the court entered an order granting the Company's motion to dismiss the additional claims, dismissing the action in its entirety and denying Plaintiffs' motion. Plaintiffs subsequently filed a notice of appeal of the court's orders to the Appellate Court. Plaintiffs also filed a motion to conduct discovery pending appeal, which was denied by the court. The Company intends to vigorously defend against the appeal.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 30, 1999, the Company commenced an Offering of shares of its common stock at an offering price of $13.50 per share. The registration statement relating to the Offering (Reg. No. 333-64707) and registering 3,450,000 shares of Common Stock in connection therewith became effective on July 29, 1999. First Union Capital Markets Corp., Friedman, Billings, Ramsey & Co., Inc. and Hoefer & Arnett Incorporated (the "Underwriters") were the underwriters of the Offering, which was consummated on August 4, 1999. The Company initially sold 3,000,000 shares of Common Stock in the Offering which resulted in gross proceeds to the Company of $40.5 million, $2.84 million of which was applied to the underwriting discount and approximately $1.0 million of which was applied to related expenses. On August 10, 1999, the Underwriters exercised an overallotment option to purchase an additional 450,000 shares of Common Stock at $13.50 per share, resulting in additional gross proceeds and net proceeds to the Company of $6.08 million and $5.65 million, respectively. From July 30, 1999, through November 8, 1999, approximately $16.3 million of the net proceeds of the company's initial public offering was used to purchase one million shares of treasury stock. The balance was invested in short-term, interest-bearing, and equity securities. None of the net proceeds of the Offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning 10% or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The MIIX Group's annual meeting of stockholders was held on June 10, 1999, at which time the following directors were elected by the Exchange then the sole stockholder of The MIIX Group to serve as Class I directors for a term expiring at the Annual Meeting of stockholders to be held in 2002: Daniel Goldberg, Angelo S. Agro, M.D. and Carl Restivo, Jr., M.D. The terms of the following directors continued after such meeting : Vincent A. Maressa, Esquire, Paul J. Hirsch, M.D., Harry M. Carnes, M.D., Robert S. Maurer, D.O., A. Richard Miskoff, D.O., Charles J. Moloney, M.D., Eileen Marie Moynihan, M.D., Fred M. Palace, M.D., Gabriel F. Sciallis, M.D., Martin L. Sorger, M.D., and Bessie M. Sullivan, M.D.

ITEM 5.           OTHER INFORMATION

                  On November 8, 1999, Daniel Goldberg, President and Chief Executive Officer of the Company, was granted a leave of absence for reasons unrelated to his position with the Company. Kenneth M. Koreyva was appointed Acting Chief Executive Officer. Mr. Koreyva, formerly served as Executive Vice President and Chief Financial Officer and has been with the Company since 1991.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.     Exhibits

                         The following exhibits are filed herewith:

                         10.35 Addendum No. 2 to the Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1998, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; London Life and Casualty Reinsurance Corporation; Lawrenceville Re, Ltd.; and European Reinsurance Company of Zurich.

                         10.36 Addendum No. 3 to the Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective January 1, 1999, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich.

                         10.37 Addendum No. 4 to the Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective January 1, 1999, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich.

                         10.38 Excess Cession and Event Reinsurance Contract, effective January 1, 1999, among Medical Inter-Insurance Exchange and Hannover Ruckversicherungs-Aktiengesellschaft; and Swiss
                                 Reinsurance Company.

                         10.39 Excess Cession and Event Reinsurance Contract, effective January 1, 1999, between Medical Inter-Insurance Exchange and American Re-Insurance Company.

                         15      Acknowledgement of Independent Accountants

                         27.1    Financial Data schedule.

                   b.    Reports on Form 8-K

                         No reports on Form 8-K were filed during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE MIIX GROUP, INCORPORATED


                           By:      /s/ Kenneth Koreyva
                              --------------------------------------------------
                              Acting President and Chief Executive Officer
                              (principal executive officer)


                           By:      /s/ Thomas M. Redman
                              --------------------------------------------------
                              Acting Chief Financial Officer
                              (principal financial and accounting officer)


                           DATED:   NOVEMBER 15, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE MIIX GROUP, INCORPORATED


                         By:
                            ----------------------------------------------------
                                           Kenneth Koreyva
                            Acting President and Chief Executive Officer
                            (principal executive officer)


                         By:
                            ----------------------------------------------------
                                          Thomas M. Redman
                            Acting Chief Financial Officer
                            (principal financial and accounting officer)


                         DATED:   NOVEMBER 15, 1999