Form 10-K
period 1999-12-31
MIIX GROUP INC
filed 2000-03-30
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value on March 22, 2000 of the voting stock held by non-affiliates of the registrant was $160,652,552.

         As of March 22, 2000, the number of outstanding shares of the Registrant's Common Stock was 14,512,083.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No proxy statement, annual report to security holders or prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference into this Report on Form 10-K.

THE MIIX GROUP, INCORPORATED
1999 FORM 10-K
TABLE OF CONTENTS

PART I   ........................................................................     2

ITEM 1.  BUSINESS................................................................     2
ITEM 2.  PROPERTIES..............................................................    21
ITEM 3.  LEGAL PROCEEDINGS.......................................................    22
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................    22

PART II  ........................................................................    22

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...    22
ITEM 6.  SELECTED FINANCIAL DATA.................................................    23
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................................    24
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............    33
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................    33
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE....................................................    33

PART III ........................................................................    33

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................    33
ITEM 11. EXECUTIVE COMPENSATION..................................................    37
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........    37
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................    37

PART IV  ........................................................................    37

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........    37

SIGNATURES ......................................................................    42

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES......................................   F-1

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to: (i) the Company having sufficient liquidity and working capital; (ii) the Company's ability to achieve consistent profitable growth; (iii) the Company's ability to diversify its product lines;
(iv) the continued adequacy of the Company's loss and loss adjustment expense reserves; and (v) the Company's avoidance of any material loss on collection of reinsurance recoverables. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

The MIIX Group, Incorporated ("The MIIX Group") was organized as a Delaware corporation in October 1997 and is the parent company of a group of insurance and insurance-related subsidiaries conducting business principally in New Jersey. The MIIX Group began operating as a publicly traded company on July 30, 1999. On August 4, 1999, the reorganization of the Medical Inter-Insurance Exchange of New Jersey (the "Exchange") was consummated according to a Plan of Reorganization. The Plan of Reorganization included several key components, including: formation of The MIIX Group to be the ultimate parent; the transfer of assets and liabilities held by the Exchange to MIIX Insurance Company (MIIX), formed for that purpose; acquisition of New Jersey State Medical Underwriters, Inc. and its wholly owned subsidiaries (the "Underwriter"); distribution of shares of common stock of The MIIX Group and/or cash to current and former members of the Exchange("distributees") as defined in the Plan of Reorganization; and dissolution of the Exchange. In connection with the reorganization, 11,854,033 shares of The MIIX Group Common Stock were issued to distributees and 814,815 shares of The MIIX Group Common Stock were issued to the Medical Society of New Jersey, plus $100,000 in cash, in exchange for all Common Stock of the Underwriter. The MIIX Group sold three million shares of its Common Stock in an underwritten public offering ("the Offering") that closed on August 4, 1999. Of the offered shares, 90,000 were reserved for sale and subsequently sold to officers and employees of the Company. On August 11, 1999 an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the Offering underwriting agreement. The Common Stock is listed on the New York Stock Exchange("NYSE") under the trading symbol "MHU."

For purposes of this Report on Form 10-K, the "Company" refers at all times prior to August, 4, 1999, the effective date of the Reorganization, to the Exchange and its subsidiaries, collectively, and at all times on or after such effective date, to The MIIX Group and its subsidiaries, collectively; the term "The MIIX Group" refers at all times to The MIIX Group, Incorporated, excluding its subsidiaries.

OVERVIEW

Based on direct premiums written in 1998, the Company is the leading provider of medical professional liability insurance in New Jersey and is ranked 8th among medical professional liability insurers in the United States. The Company currently insures approximately 16,000 physicians and other medical professionals who practice alone, in medical groups, clinics or in other health care organizations. The Company also insures more than 185 hospitals, extended care facilities, and other health care organizations. The Company's business has historically been concentrated in New Jersey but has expanded to other states in recent years. The Company currently writes policies in 23 states and the District of Columbia. In 1999, approximately 47% of the Company's total direct premiums written were generated outside of New Jersey. In addition to the Company's medical malpractice insurance operations, the Company also offers a broad range of complementary insurance products to its insureds and operates several fee-based consulting and other businesses.

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

In 1998, total medical professional liability direct premiums written in the United States were approximately $6.0 billion, according to data compiled by A.M. Best, an insurance rating agency, and in New Jersey were approximately $273.4 million, according to data compiled by OneSource Information Services, Inc. ("OneSource"), an online data service. The Company's market share of such direct premiums written was 3.8% in the United States according to data compiled by A.M. Best and 41% in New Jersey according to data compiled by OneSource. In 1999, medical malpractice insurance accounted for approximately 99% of the Company's direct premiums written.

The Company had total revenues and net income of $265.1 million and $20.8 million, respectively, for 1999 and $264.9 million and $29.7 million, respectively, for 1998. As of December 31, 1999, the Company had total assets of $1.8 billion and total equity of $318.7 million.

The Exchange was organized as a New Jersey reciprocal insurance exchange in 1977. A New Jersey reciprocal insurance exchange is an entity that may be formed by persons seeking a particular type of insurance coverage. In the case of the Exchange, medical and osteopathic physicians formed the Exchange to provide medical malpractice insurance. The Exchange had been operated to generate profits, and such profits were part of the Exchange's surplus account. Under New Jersey law, the business of a reciprocal insurance exchange must be conducted by a separate entity acting as the attorney-in-fact of such exchange. The Underwriter, a corporation that, prior to the reorganization, had been wholly owned by the Medical Society of New Jersey, served as attorney-in-fact for the Exchange.

State laws regulate the process of soliciting insurance, the underwriting of insurance, the rates charged, the nature of insurance products sold, the financial accounting methods of the insurer, the amount of money required to be maintained by the insurer to guard against insolvency and many other aspects of the day-to-day operations of the Company. See "Business -- Regulation."

BUSINESS STRATEGY

The Company has adopted a strategy which it believes will allow it to compete effectively and create long-term growth. To maximize the strategy's effectiveness, the Company completed the Plan of Reorganization to convert from a reciprocal insurer to a stock insurer, in order to provide the Company with greater flexibility and access to capital. The Company's strategy is to:

         - maintain the Company's historically close relationship with the medical community;

         - maintain underwriting discipline to seek to assure that profitability, rather than premium volume, is emphasized;

         - enhance product offerings to facilitate "one-stop shopping" for the Company's extensive customer base;

         - take advantage of strategic merger and acquisition opportunities;

         -        expand distribution channels; and

         -        continue to expand geographically.

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

Maintain Close Relationship with the Medical Community. Since its founding in 1977, the Company has maintained a close relationship with the medical community. In addition to the active involvement of practicing physicians on several of the Company's advisory committees, the Company and the medical professional liability insurance that it offers have the endorsements of different medical associations. The Company will continue to utilize practicing physicians on advisory committees to provide management with input on medical practice patterns, claims, customer needs and other relevant matters. In addition, the Company will endeavor to maintain the medical associations' endorsements.

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

Take Advantage of Strategic Merger and Acquisition Opportunities. The Company believes that the Reorganization has better positioned the Company to make strategic mergers and acquisitions by providing greater access to capital as a source of financing and creating an attractive stock acquisition currency. The Company believes that consolidation in the medical professional liability insurance industry will continue and that opportunities to make a strategic merger and acquisition may arise, thus providing an effective way to expand the Company's business, product offerings and geographic scope.

Expand Distribution Channels. The Company has traditionally written insurance on a direct basis in New Jersey. In connection with the Company's expansion outside New Jersey, the Company has increasingly utilized brokers and agents. In 1999, 68% of the Company's direct premiums written were generated through independent brokers and agents. By increasing its use of this distribution channel, the Company will be better positioned to achieve growth. In order to expand its distribution channels further, the Company intends to develop additional relationships with selected brokers and agents who have demonstrated expertise in the medical malpractice insurance market.

Expand Geographically. From its inception in 1977 through 1990, all of the Company's business was written in New Jersey. In 1991, the Company began to write business in Pennsylvania and in 1996 began its expansion to other states. Since 1996, the Company has expanded its operations significantly and currently writes policies in 23 states and the District of Columbia. As a result of this expansion, the proportion of the Company's business written in states other than New Jersey has grown from approximately 11% in 1996 to 47% in 1999. Over time, the Company intends to become licensed to write insurance in all 50 states, although the Company may choose not to write insurance in certain states based on market or regulatory conditions. In addition, the Company has three regional sales and customer support offices to assist its marketing efforts outside of New Jersey.

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

For premises liability and property exposures of medical offices, the Company offers the Medical Office Policy written on an occurrence basis. Commercial general liability coverage is offered on an occurrence basis only. Excess/umbrella liability provides coverage excess of underlying policies or self-insured retentions. Directors and officers coverage and errors and omissions coverage are offered on a claims made basis. The Company has also introduced the option for large health care institutions to purchase excess insurance coverage on a multi-year basis for a guaranteed prepaid premium. Such coverages are also available with reinstatement options, combined with the ability to pre-purchase such options at the inception of the policy. The Company underwrites most of these coverages, and the remaining coverages are marketed by the Company and underwritten by other insurance carriers with which the Company has developed strategic alliances.

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


                                                        For the Year Ended December 31,
                                    -------------------------------------------------------------------
                                            1999                    1998                    1997
                                    -------------------     -------------------     -------------------
                                                               (in thousands)
                                                 % of                    % of                    % of
                                        $        total          $        total         $         total
                                    --------    -------     --------    -------     --------    -------
Professional Liability Products
  Occurrence/Occurrence-like        $152,520       62%      $141,437      61%       $127,610      79%

  Claims Made                         89,253       37%        82,543      36%         31,195      19%

Other Products                         2,653        1%         6,334       3%          3,625       2%
                                    ========      ===       ========     ===        ========     ===
Direct Premiums Written             $244,426      100%      $230,314     100%       $162,430     100%
                                    ========      ===       ========     ===        ========     ===

The Company expects that the majority of new policies issued in states other than New Jersey and Pennsylvania will be on a claims made basis. As a result, the Company expects the profile of its direct written premiums to be different in the future. When claims made coverage is more significant as a percentage of the Company's business, loss reserves may develop more rapidly. See "Business -- Loss and LAE Reserves."

MARKETING AND POLICYHOLDER SERVICES

The Company employs various strategies for marketing its products and providing policyholder services. In New Jersey, the Company markets its products to physicians and physician groups principally through medical associations, referrals by existing policyholders, advertisements in medical journals, seminars on health care topics for physicians, and direct mail solicitation. The Company's professional liability program has the endorsement of different medical associations. In addition to these direct marketing channels, the Company sells its products through independent brokers and agents who currently produce approximately 40% of the Company's direct premiums written in New Jersey. Health care institutions frequently prefer brokers over direct solicitation when they purchase professional liability insurance, and the Company believes that its broker relationships in New Jersey are important to its ability to grow in that market segment. To provide localized marketing and policyholder services in New Jersey and nationally, the Company operates three regional offices. See "Business -- Business Strategy -- Maintain Close Relationship with the Medical Community."

Outside New Jersey, the Company markets its products exclusively through independent brokers and agents. In 1999, 128 independent brokers and agents actively marketed the Company's products in 23 states and the District of Columbia and produced approximately 68% of the Company's direct premiums written on a national basis. No national broker or regional agency accounted for more than 11% of the Company's year-end direct premiums written. The Company selects brokers and agents that it believes have demonstrated growth and stability in the medical malpractice insurance industry, strong sales and marketing capabilities, and a focus on selling medical professional liability insurance. Brokers and agents receive market rate commissions and other incentives based on the business they produce. The Company strives to maintain relationships with those brokers and agents who are committed to promoting the Company's products and are successful in producing business for the Company. See "Business -- Business Strategy -- Expand Distribution Capabilities."

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

The Underwriting Department meets periodically with the Underwriting Committee of the Company to review the guidelines for premium surcharges, cancellations and non-renewals and any candidate for cancellation or non-renewal. The Underwriting Committee is composed of senior officers of the Company.

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

PRICING

The Company establishes, through its own actuarial staff and independent consulting actuaries, rates and rating classifications for its insureds based on loss and loss adjustment expense ("LAE") experience it has developed and on other relevant information. The Company has various rating classifications based on practice location, medical specialty and other factors. The Company applies various discounts, including discounts for part-time practice, physicians just entering medical practice, large medical groups and claims experience. The Company has established its premium rates and ratings classifications for hospitals and managed care organizations using the Company's own loss and LAE data as well as data filed publicly by other insurers.

CLAIMS

The Company's Claims Department is responsible for claims investigation, establishment of appropriate case reserves for loss and allocated loss adjustment expenses ("ALAE"), defense planning and coordination, supervision of attorneys engaged by the Company to defend a claim, and negotiation of the settlement or other disposition of a claim. All of the Company's primary policies require it to defend its insureds. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries, and conflicting medical opinions. In almost all cases, the person bringing the claim against the insured is already represented by legal counsel when the claim is reported to the Company.

Litigation defense is provided almost exclusively by private law firms with lawyers whose primary focus is defending malpractice cases. The Company also maintains a staff counsel office located in New Jersey to defend malpractice cases.

The claims representatives at the Company have on average more than 10 years of experience handling medical professional liability cases. The Company limits the average number of cases handled per claims representative to ensure personal attention to each case.

The claims operation is assisted in its efforts by its technical unit, which is responsible for training and educating the claims staff. The technical unit manages the Company's relationship with defense counsel and helps control ALAE associated with claims administration. The unit also is responsible for tracking developments in case law and coordinating mass tort litigation.

A major resource for the Company's claims function is its database built over a 21-year period. The database provides comprehensive details on each claim, from incident to resolution, coupled with a document file relating to each claim. The database enables the Company's claims professionals to analyze trends in claims by specialty, type of injury, precipitating causes, frequency and severity, plaintiffs' counsel, expert witnesses, and other factors. The Company also uses the data to identify and analyze trends and to develop seminars to educate individual physicians, physician groups, hospital staff, and other insureds on risk management to control and reduce their exposure to claims.

LOSS AND LAE RESERVES

Loss reserves recorded by the Company include estimates of amounts owed for losses and for LAE. LAE consists of two types of costs, allocated loss adjustment expenses ("ALAE") and unallocated loss adjustment expenses ("ULAE"). ALAE are settlement costs that can be allocated to a specific claim such as attorney fees and court costs. ULAE consists of costs that are general in nature and cannot be allocated to any specific claim, primarily including salaries and overhead associated with the Company's claim department. ULAE reserves recorded by the Company represent management's best estimate of the internal costs necessary to settle all incurred claims, including incurred but not reported ("IBNR") claims.

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

The Company offered traditional occurrence coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. The Company's modified claims made policy is the PPP. See "Business-- Product Offerings." Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP includes "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period and thus is reserved on an occurrence basis. Loss and LAE reserves carried for PPP policies and traditional occurrence policies constitute approximately 80% of the gross loss and LAE reserves at December 31, 1999.

The following table provides a summary of gross loss and LAE reserves by policy type.

         Gross Loss and Loss Adjustment Expense Reserves by Policy Type
                                 (in thousands)


                                          Professional Liability
                              ----------------------------------------------
                                Occurrence/      % of      Claims     % of                 % of     Total Gross
                              Occurrence-Like    Total      Made      Total     Other      Total      Reserves
                              ---------------   -------   --------   -------   --------   -------   -----------
Gross Reserves Held as of:
December 31, 1997               $ 818,129        93.4%   $  42,423     4.8%   $ 16,169      1.8%   $   876,721
December 31, 1998                 825,636        86.8%     104,759    11.0%     21,264      2.2%       951,659
December 31, 1999                 837,724        79.5%     185,497    17.6%     30,376      2.9%     1,053,597


As displayed in the above table, the proportion of the gross loss and LAE reserves held on claims made professional liability policies has grown from 4.8% of total gross loss and LAE reserves held at December 31, 1997 to 17.6% at December 31,

1999. This is primarily the result of the Company's expansion into new states since 1997. The majority of policies sold in these new states have been claims made.

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


          Components of Gross Loss and Loss Adjustment Expense Reserves
                                 (in thousands)

                                 Loss and                  Loss and                                          Total
                                 ALAE Case      % of       ALAE IBNR      % of         ULAE        % of      Gross
                                 Reserves       Total      Reserves       Total      Reserves      Total    Reserves
                                 --------       -----      --------       -----      --------      -----   ----------
Gross Reserves Held as of:

December 31, 1997              $ 260,779        29.8%    $ 591,158        67.4%     $ 24,784        2.8%   $  876,721
December 31, 1998                299,178        31.4%      623,842        65.6%       28,639        3.0%      951,659
December 31, 1999                381,564        36.2%      640,096        60.8%       31,937        3.0%    1,053,597

The Company has issued occurrence policies since 1977 and occurrence-like policies since 1987. There is a significant lag in reporting of incidents or occurrences inherent in the medical malpractice insurance industry. As a result the Company continues to experience reported claims that are alleged to have occurred as far back as 1977.

The following table illustrates the amount and percentage of gross loss and LAE reserves held by the Company at December 31, 1999 categorized by accident year.

        Gross Loss and Loss Adjustment Expense Reserves By Accident Year
                             As of December 31, 1999
                                 (in thousands)

Accident Year                                       Gross Reserves     % of Total
----------------------------------------------      --------------     ----------
1977-89.....................................              23,795           2.3%
1990........................................               8,821            .8%
1991........................................              12,950           1.2%
1992........................................              17,859           1.7%
1993........................................              38,462           3.7%
1994........................................              52,928           5.0%
1995........................................             108,266          10.3%
1996........................................             136,254          12.9%
1997........................................             180,113          17.1%
1998........................................             224,201          21.3%
1999........................................             249,948          23.7%
                                                    ------------         ------
Total Gross Reserves held by the Company....        $  1,053,597         100.0%
                                                    ============         ======

As shown in the above tables, at December 31, 1999: approximately 80% of gross reserves are occurrence based; over 60% of gross reserves are IBNR reserves; and over 85% of gross reserves relate to the most recent five accident years, which are the most immature in terms of loss development.

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

Activity in the liability for unpaid losses and loss adjustment expenses gross of reinsurance is summarized as follows:

                                                             Year Ended December 31,
                                                     --------------------------------------
                                                       1999           1998           1997
                                                     --------       --------       --------
Balance as of January 1, gross of reinsurance
  recoverable...................................   $  951,659       $876,721       $795,449
Incurred related to:
     Current year...............................      254,570        214,413        189,163
     Prior years................................       16,514          3,822            205
                                                   ----------       --------       --------
Total incurred..................................      271,084        218,235        189,368
Paid related to:                                   ----------       --------       --------
     Current year...............................        4,622          1,343          6,879
     Prior years................................      164,524        141,954        101,217
                                                   ----------       --------       --------
Total paid......................................      169,146        143,297        108,096
                                                   ----------       --------       --------
Balance at end of period, gross of reinsurance
  recoverable...................................    1,053,597        951,659        876,721
Reinsurance recoverable.........................      406,409        325,795        270,731
                                                   ==========       ========       ========
Balance at end of period, net of reinsurance....   $  647,188       $625,864       $605,990
                                                   ==========       ========       ========

The aggregate reserves reported in the financial statements represent management's best estimate of the remaining costs of settling all incurred claims. The Company increased prior year gross reserves by $16.5 million, $3.8 million and $0.2 million during 1999, 1998 and 1997, respectively. Notwithstanding management's analysis and determination in setting its best estimate of aggregate reserves reported in the financial statements, which may or may not require adjustments to aggregate prior year reserves, management regularly evaluates, and adjusts when appropriate, its estimates of accident year ultimate losses and LAE (i) as part of its pricing analyses, (ii) as part of its evaluation of the effectiveness of its reinsurance programs and (iii) for reporting to regulatory authorities such as the Internal Revenue Service and the state insurance departments. Accordingly, reserves established for losses and LAE on individual accident years may experience greater volatility than aggregate reserves reported in the Company's financial statements. Individual accident year reserves cover a smaller amount of business over a shorter period of time than do the aggregate reserves, which are an accumulation of reserves pertaining to all accident years. Estimated ultimate losses and LAE associated with individual accident years were adjusted in 1999, 1998 and 1997. The following table presents the estimated ultimate losses and LAE gross of reinsurance (including changes in such estimates) by accident year:

                            Accident Year Development
                                 (in thousands)

                                                                                                      Changes in Estimated
                                                                                                     Ultimate Losses and LAE
                                                         Estimated Ultimate                             for the Year Ended
                                                 Losses and LAE as of December 31,                         December 31,
                                      ----------------------------------------------------  --------------------------------------
Accident Year                             1996         1997          1998          1999         1997          1998          1999
-------------                         ----------    ----------   ----------    ----------   ----------    ----------    ----------

1989 and Prior                        $  871,866    $  864,796   $  866,162    $  862,755   $   (7,070)   $    1,366    $   (3,407)

1990                                     116,637       119,545      119,428       119,855        2,908          (117)          427
1991                                     119,310       121,531      121,454       110,419        2,221           (77)      (11,035)
1992                                     114,116       113,610      112,404       112,488         (506)       (1,206)           84
1993                                     137,279       140,304      121,990       118,450        3,025       (18,314)       (3,540)
1994                                     150,519       150,613      154,063       144,513           94         3,450        (9,550)
1995                                     161,301       156,099      165,973       169,024       (5,202)        9,874         3,051
1996                                     167,406       172,141      174,681       178,048        4,735         2,540         3,367
1997                                                   189,163      195,469       213,762                      6,306        18,293
1998                                                                214,413       233,237                                   18,824
1999                                                                              254,570
                                      ----------    ----------    ---------    ----------    ----------      -------     ---------
Total Estimated Ultimate Losses
and LAE                               $1,838,434   $2,027,802    $2,246,037    $2,517,121    $      205    $   3,822     $  16,514
                                      ----------    ----------   ----------    ----------    ==========    =========     =========
Less:  Total Paid Loss and LAE        $1,042,985   $1,151,081    $1,294,378    $1,463,524
                                      ----------    ----------   ----------    ----------
Gross Loss and LAE Reserves as
of December 31                        $  795,449   $  876,721    $  951,659    $1,053,597
                                      ==========   ===========   ==========    ==========

The accident year reserve development detailed in the above table is indicative of the potential volatility of accident year reserve estimates. Management believes that the level of volatility experienced and reflected therein, which ranged up to plus or minus 10% of estimated accident year ultimate losses at December 31, 1999, is not unreasonable for the medical malpractice line of business.

Specific factors noted in management's actuarial analyses that gave rise to the accident year development in 1999 included the following. Reserves held on accident years 1989 and prior were decreased to reflect reduced reserve development on case reserves from that previously projected. Reserves on accident years 1991, 1993 and 1994 were substantially reduced, reflecting lower than previously projected loss frequencies and severities. Accident year 1994 reserves were adjusted for the first time from initial pricing-based estimates. With six years of loss experience, management believes there is now sufficient actuarial confidence to adjust these very slowly developing reserves held on the occurrence-like PPP book. Reserves held on accident years 1995 and 1996 were increased to reflect higher loss expectations for the occurrence Pennsylvania physician and claims made hospital books of business. Additional reserves were recorded for accident year 1997 to reflect greater loss expectations for the Pennsylvania physicians, hospital and expansion state physician books of business. Reserves held on accident year 1998 were increased to reflect higher than anticipated claim frequencies, primarily on the expansion state physician book of business.

Specific factors noted in management's actuarial analyses that gave rise to accident year development in 1998 and 1997 included the following. During 1998: reserves on 1989 and prior accident years were increased modestly to recognize slower than previously projected development of the occurrence-like reserves; reserves for accident years 1990 through 1992 were reduced, reflecting generally lower frequencies and severities than previously projected; reserves for accident year 1993 were adjusted for the first time from initial pricing-based estimates in 1998; reserves held on accident years 1994 through 1996 were increased, primarily relating to the claims made hospital book; and reserves for accident year 1997 were increased, primarily reflecting higher claim frequencies on claims made business written in certain states than previously projected. During 1997: reserves held on accident years 1989 and prior were reduced, primarily as the result of lower loss costs associated with improvements in the internal claims settlement process; reserves held on accident years 1990 and 1991 were increased, reflecting higher than anticipated claims frequencies relating primarily to insured physicians practicing obstetrics and gynecology and internal medicine specialties; and reserves held on accident years 1995 and 1996 were adjusted, largely as the result of development on a specific medical professional liability program with a large hospital group and development on the claims made hospital book of business.

As previously discussed, approximately 80% of the Company's December 31, 1999 gross loss and LAE reserves are related to occurrence or occurrence-like policies, which is down from 87% at December 31, 1998 and 93% at December 31, 1997. Management initially establishes its best estimate of reserves based on the underlying pricing assumptions and adjusts those estimates over time as significant developments in the legal environment or significant changes in expected patterns of claim frequency and/or severity become apparent. However, the Company is continuing to expand its operations into a number of states, and the Company expects that the majority of the policies issued in such states will be on a claims made basis. As a result, the Company believes that as claims made reserves continue to comprise a greater percentage of aggregate reserves it is likely that more frequent adjustments to aggregate reserves recorded in the financial statements will become necessary because the reporting period for claims made policies is shorter, which facilitates the ability of the Company to more quickly determine ultimate losses.

On a net of reinsurance basis, the activity in the liability for unpaid losses and LAE is summarized as follows:

                                                               Year Ended December 31,
                                                   ---------------------------------------------
                                                      1999              1998             1997
                                                   -----------      -----------      -----------
Balance as of January 1, net of
  reinsurance recoverable ....................     $   625,864      $   605,990      $   573,700

Net reserves acquired in acquisition
 of the Underwriter ..........................           8,286

Incurred related to:
     Current year ............................         189,000          157,952          120,496
     Prior years .............................         (14,014)          (2,084)               0
                                                   -----------      -----------      -----------
Total incurred ...............................         174,986          155,868          120,496
                                                   -----------      -----------      -----------
Paid related to:
     Current year ............................           4,589            1,328            3,930
     Prior years .............................         157,359          134,666           84,276
                                                   -----------      -----------      -----------
Total paid ...................................         161,948          135,994           88,206
                                                   -----------      -----------      -----------
Balance at end of period, net of
  reinsurance recoverable ....................         647,188          625,864          605,990
Reinsurance recoverable ......................         406,409          325,795          270,731
                                                   -----------      -----------      -----------
Balance at end of period, gross of reinsurance     $ 1,053,597      $   951,659      $   876,721
                                                   -----------      -----------      -----------

Net loss and LAE reserves reported in accordance with statutory accounting principles were $103.3 million and $167.8 million lower than the net loss and LAE reserves displayed above at December 31, 1998 and 1997, respectively. The differences relate to a 1992 contract accounted for using deposit accounting for GAAP reporting. The Company commuted this contract on September 30, 1999, and there was no difference at December 31, 1999 between net loss and LAE reserves reported on a GAAP basis and those reported in accordance with statutory accounting principles.

The following tables reflect the development of reserves for unpaid losses and LAE, including reserves on assumed reinsurance, for the periods indicated at the end of that year and each subsequent year. The first line shows the reserves as originally reported at the end of the stated year. Reserves at each calendar year-end include the estimated unpaid liabilities for that report or accident year and for all prior report or accident years. The section under the caption "Liability reestimated as of" shows the originally reported reserves as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each year. The line "Cumulative redundancy (deficiency)" reflects the difference between the latest reestimated reserves and the reserves as originally established. The section under the caption "Cumulative amount of liability paid through" shows the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end.

The tables reflect the effect of all changes in amounts of prior periods. For example, if a loss determined in 1995 to be $100,000 was first reserved in 1989 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1989 through 1994 shown below. The tables present development data by calendar year and do not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

TABLE I.  LOSS AND LAE RESERVES DEVELOPMENT - GROSS

                          1989       1990       1991       1992       1993       1994       1995       1996       1997       1998
                          ----       ----       ----       ----       ----       ----       ----       ----       ----       ----
                                                                        (in thousands)
LOSS AND LAE RESERVES   $502,928   $554,076   $593,828   $629,064   $667,200   $688,455   $748,660   $795,449   $876,721   $951,659

LIABILITY REESTIMATED
AS OF:
   One year later        516,113    541,778    583,133    616,042    623,988    688,455    748,660    795,654    880,543    968,173
   Two years later       503,199    529,531    570,108    572,831    623,986    688,450    744,130    793,170    878,233
   Three years later     495,663    516,501    532,877    572,831    623,989    689,122    739,106    772,567
   Four years later      482,667    487,918    532,878    572,871    624,567    674,224    715,136
   Five years later      463,784    487,921    540,067    570,424    606,219    647,203
   Six years later       463,788    490,398    538,126    570,390    588,748
   Seven years later     456,563    486,236    539,298    556,459
   Eight years later     449,493    487,485    525,283
   Nine years later      450,859    484,505
   Ten years later       447,452
CUMULATIVE REDUNDANCY
(DEFICIENCY)              55,476     69,571     68,545     72,605     78,452     41,252     33,524     22,882     (1,512)   (16,514)

                           1989       1990       1991       1992       1993       1994       1995       1996      1997       1998
                           ----       ----       ----       ----       ----       ----       ----       ----      ----       ----
                                                                        (in thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID
THROUGH:
   One year later       $ 80,959   $ 67,483   $ 79,239   $ 83,837   $ 83,522   $ 98,053   $116,532   $101,217   $141,954   $164,524
   Two years later       146,137    144,987    161,532    165,737    179,714    212,284    214,484    231,755    298,785
   Three years later     218,676    221,931    238,998    256,860    284,828    293,323    332,920    373,232
   Four years later      286,181    288,463    318,934    348,868    343,563    407,357    452,055
   Five years later      335,723    339,121    389,638    395,242    436,921    492,388
   Six years later       370,225    390,991    413,413    462,920    486,861
   Seven years later     391,596    401,626    459,668    493,034
   Eight years later     396,442    437,768    479,717
   Nine years later      414,288    451,889
   Ten years later       423,657

The Company experienced favorable development on gross financial statement reserves held at each year-end in the table except 1997 and 1998, largely in reserves first recorded in 1994 and prior years. The Company believes that this favorable development has resulted from (i) the disciplined approach to establishing reserves for medical malpractice insurance losses and LAE; and (ii) the improvements made to the internal claims settlement process. These internal claims settlement process improvements resulted from: key staffing additions, including a new Vice President of Claims, in 1990; the building of a detailed claims database over a 20-year period, which enables the Company's claims professionals to better evaluate and resolve claims; the addition of staff counsel in 1993 to defend certain malpractice cases and to control legal costs; and the expansion and enhancement of the risk management department in 1993 to provide support to insureds in controlling and reducing their exposure to claims. It is not possible to quantify the impact that these changes have had on development of loss reserves. Most of the favorable reserve development evidenced in the table was recognized during 1993 ($13.0 million) and 1994 ($43.2 million). Favorable development was recognized at that time because major trends in loss experience were first credibly apparent then. The loss experience in the early 1990's, to some extent resulting from the then recently introduced internal changes discussed above, suggested that the very conservative reserving posture maintained by the Company since its inception during the medical malpractice crisis of the late 1970's was no longer appropriate. Earlier projections of loss frequencies and severities no longer appeared likely, and financial statement loss and LAE reserves were adjusted accordingly. Financial statement loss and LAE reserves established since 1994 have been set based upon this new understanding. Development of reserves since 1994 has primarily consisted of: favorable adjustments pertaining to specific accident years on the occurrence-like PPP policy book; adverse development on the Pennsylvania physicians book; adverse development on hospital claims made reserves; and adverse development on claims made policies written in certain expansion states.

TABLE II.  LOSS AND LAE RESERVES DEVELOPMENT - NET



                          1989       1990       1991       1992       1993       1994       1995       1996        1997       1998
                          ----       ----       ----       ----       ----       ----       ----       ----        ----       ----
                                                                       (in thousands)
LOSS AND LAE
RESERVES-GROSS          $502,928   $554,076   $593,828   $629,064   $667,200   $688,455   $748,660   $795,449    $876,721   $951,659
REINSURANCE RECOVER-
ABLE ON UNPAID LOSSES        400      1,025      8,265      3,037     62,682    112,917    165,729    221,749     270,731    325,795
                        --------   --------   --------   --------   --------   --------   --------   --------    --------   --------
                         502,528    553,051    585,563    626,027    604,518    575,538    582,931    573,700     605,990    625,864
LIABILITY REESTIMATED
AS OF:
   One year later        513,096    534,087    581,453    600,655    559,518    575,538    582,931    573,700     603,906    611,850
   Two year later        494,044    527,847    560,688    555,656    559,518    575,538    582,931    573,321     603,809
   Three years later     491,987    512,867    521,671    555,656    559,518    575,538    580,883    588,477
   Four years later      477,053    482,498    521,828    555,655    559,518    575,124    579,766
   Five years later      456,696    482,658    529,008    555,656    559,133    566,608
   Six years later       457,795    485,125    525,111    555,484    548,242
   Seven year later      450,860    479,007    524,574    541,142
   Eight years later     443,028    478,072    510,517
   Nine years later      442,210    475,050
   Ten years later       438,761
CUMULATIVE REDUNDANCY
(DEFICIENCY)              63,767     78,001     75,046     84,885     56,276      8,930      3,165    (14,777)      2,181     14,014

                          1989       1990       1991       1992       1993       1994       1995       1996        1997       1998
                          ----       ----       ----       ----       ----       ----       ----       ----        ----       ----
                                                                     (in thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID
THROUGH:
   One year later       $ 78,967   $ 67,479   $ 79,239   $ 83,212   $ 82,572   $ 97,496   $116,194   $ 84,276    $134,666   $157,359
   Two years later       144,141    144,983    161,532    164,469    178,357    211,426    197,370    214,404     284,887
   Three years later     216,680    221,927    238,998    255,586    283,370    278,571    315,743    365,517
   Four years later      284,185    288,459    318,928    347,493    328,836    392,522    437,779
   Five years later      333,727    339,111    389,579    381,408    422,194    478,731
   Six years later       368,223    390,928    401,000    449,086    473,702
   Seven years later     389,541    394,999    447,255    479,987
   Eight years later     390,579    431,141    468,091
   Nine years later      408,425    446,049
   Ten years later       418,581

The aggregate excess reinsurance contracts, in place since 1993, provide coverage above aggregate retentions for losses and ALAE occurring in 1993 and after, other than losses and ALAE retained by Lawrenceville Property and Casualty Company ("LP&C") and losses and ALAE retained by MIIX or reinsured under other insignificant reinsurance contracts. LP&C's retention is $200,000 per loss. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE, other than losses and ALAE retained by LP&C and other losses and ALAE not subject to the aggregate excess reinsurance contracts, at a constant level as long as such losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits. Ceded losses and ALAE have remained within coverage limits in each year since 1993. The adjustment to net reserves in 1999 relates to losses and LAE not covered by the aggregate reinsurance contracts, including, primarily, losses and ALAE for accident years 1992 and prior, losses and ALAE for accident years 1997 and 1998 retained by LP&C, and ULAE.

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

The Company reinsures its risks primarily under two reinsurance contracts, the Specific Contract and the Aggregate Contract. During 1999, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $65 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. Property coverage was also provided under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per loss per policy. The Company retains an 8% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that just described for several years.

The Aggregate Contract in 1999 provided several coverages on an aggregate excess of loss, specific excess of loss, and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured on an underwriting year basis as a 75% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that just described since 1993. See "Business -- Loss and LAE Reserves -- Table II -- Loss and LAE Reserves Development -- Net."

Each of the aggregate excess reinsurance contracts contains an adjustable premium provision that may result in changes to ceded premium and related funds held charges, based on loss experience under the contract. During 1999, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $15.3 million, resulting in net additional premium charges of $10.1 million and net additional funds held charges of $0.2 million. During 1998, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $0.3 million, resulting in net additional premium charges of $3.3 million and net reduction in funds held charges of $1.9 million. No adjustments to ceded losses under the aggregate excess reinsurance contracts were made during 1997. Each of the aggregate excess reinsurance contracts also contains a profit sharing provision whereby a significant portion of any favorable gross loss and ALAE reserve development may ultimately be returned to the Company once all subject losses and ALAE have been paid or the contract has been commuted. Profit sharing would be recorded by the Company after the funds withheld balance related to an aggregate excess reinsurance contract exceeds the related ceded reserves, after any adjustments under the adjustable premium provisions. Profit sharing would then be recorded as an offset to funds held charges and to the funds withheld liability. There was no accrual of profit sharing at December 31, 1999, 1998 or 1997.

The major elements of ceded reinsurance activity are summarized in the following table:

                                           For the year ended December 31,
                                     -----------------------------------------
                                       1999             1998             1997
                                     -------          -------          -------
                                                  (in thousands)
Ceded premiums earned ......         $47,961          $36,105          $42,337
Ceded Losses and LAE .......          96,777           62,367           68,872
Funds held charges .........          14,338           13,420           13,361

Credit risk from reinsurance is controlled by placing the reinsurance with large, highly rated reinsurers and by collateralizing amounts recoverable from reinsurers. The following table identifies the Company's most significant reinsurers, the total amount recoverable from them for unpaid losses, prepaid reinsurance premiums and other amounts as of December 31, 1999, and collateral held by the Company primarily in the form of funds withheld and letters of credit as of December 31, 1999. No other single reinsurer's percentage participation in 1999 exceeded 5% of the total reinsurance recoverable at December 31, 1999.

                                                                             At December 31, 1999
                                                                        ---------------------------------
                                                                        Total Amounts     Total Amount of
Reinsurer                                                                Recoverable      Collateral Held
                                                                        -------------     ---------------
                                                                                 (In Thousands)
Hannover Reinsurance (Ireland) Ltd.............................          $  177,128         $ 174,170
Eisen und Stahl Reinsurance (Ireland) Ltd......................              41,022            41,382
Scandinavian Reinsurance Company Ltd...........................              51,804            56,562
London Life and Casualty Reinsurance Corporation...............              64,420            65,646
Underwriters Reinsurance Company (Barbados)....................              62,588            60,283

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations.

Reinsurance Assumed. The Company assumed reinsurance under various contracts with assumed written premiums of $12.7 million, $1.5 million and $4.6 million in 1999, 1998 and 1997, respectively. In 1999, $12.5 million of the assumed written premiums related to an excess of loss contract providing medical professional liability coverage on an institutional account. In 1998, the assumed written premiums primarily related to medical professional liability coverage provided to AMM under a quota share contract and two excess of loss contracts. In 1997, $10.9 million of assumed written premium related to a novation agreement pertaining to certain policies written for a large hospital group during 1989 through 1997. Existing ceded reinsurance agreements with the hospital group's captive insurer covering the novated business remain in effect following the novation. Other assumed written premiums in 1997 related primarily to the reinsurance contract with AMM as well as a quota share reinsurance contract with a large reinsurer covering casualty facultative business.

The Company believes that as more managed care organizations and integrated health care delivery systems retain a larger part of their exposure directly or through captive arrangements, they will need to obtain excess insurance or reinsurance for the potentially larger losses, and the Company believes that it is prepared to meet this need through assumed reinsurance arrangements.

INVESTMENT PORTFOLIO

An important component of the operating results of the Company has been the return on its invested assets. Such investments are made by investment managers and internal management under policies established at the direction of the Company's Board of Directors. The Company's current investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields while minimizing credit risks of the portfolio. The Company currently uses two outside investment managers for fixed maturity securities. At December 31, 1999 and 1998, the average credit quality of the fixed income portfolio was AA-.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity investments are held as available-for-sale.

                                                     December 31, 1999               December 31, 1998
                                                --------------------------      ---------------------------
                                                  Cost or                         Cost or
                                                 Amortized         Fair          Amortized          Fair
                                                    Cost           Value            Cost            Value
                                                ----------      ----------      ----------       ----------
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies..................................    $  107,044      $  101,493      $  119,083       $  123,264
Obligations of states and political
  subdivisions..............................       162,078         155,193         176,798          185,216
Foreign securities - U.S. dollar
  denominated...............................        35,619          34,145          15,694           15,128
Corporate securities........................       350,897         332,141         322,477          324,330
Mortgage-backed and other asset-backed
  securities................................       476,293         454,834         407,140          409,801
                                                ----------      ----------      ----------       ----------
Total Fixed Maturity Investments............     1,131,931       1,077,806       1,041,192        1,057,739
Equity Investments..........................        13,169          12,394           3,159            3,159
Short Term..................................        92,743          92,743         104,800          104,800
                                                ----------      ----------      ----------       ----------
   Total investments........................    $1,237,843      $1,182,943      $1,149,151       $1,165,698
                                                ==========      ==========      ==========       ==========

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

The table below contains additional information concerning the investment ratings of the fixed maturity investments at December 31, 1999:

                                                                                  Percentage of
S&P Rating of Investment (1)                      Amortized Cost    Fair Value     Fair Value
--------------------------------------------      --------------   -----------    -------------
                                                                  (in thousands)

AAA (including U.S. Government and Agencies)       $  619,073       $  593,966        55.1%
AA .........................................           83,558           78,617         7.3%
A ..........................................          242,543          227,136        21.1%
BBB ........................................          123,737          120,057        11.1%
Other Ratings (below investment grade) .....           63,020           58,030         5.4%
Not Rated ..................................                0                0         0.0
                                                   ----------       ----------       ------
   Total ...................................       $1,131,931       $1,077,806       100.0%
                                                   ==========       ==========       ======

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Rating Services ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by another nationally recognized ratings agency were used.

The following table sets forth certain information concerning the maturities of fixed maturity investments in the investment portfolio as of December 31, 1999 by contractual maturity:

                                                                                         Percentage of
Maturity of Investment                                   Amortized Cost    Fair Value     Fair Value
----------------------                                   --------------   ------------   -------------
                                                                         (in thousands)

Due one year or less ..............................       $   21,394       $   21,374         2.0%
Due after one year through five years .............       $  103,736       $  100,527         9.3%
Due after five years through ten years ............       $  225,811       $  214,376        20.0%
Due after ten years ...............................       $  304,698       $  286,695        26.5%
Mortgage-backed and other asset-backed securities .       $  476,292       $  454,834        42.2%
                                                          ----------       ----------       ------
         Total ....................................       $1,131,931       $1,077,806       100.0%
                                                          ==========       ==========       ======

The average effective maturity and the effective duration of the securities in the fixed maturity portfolio (excluding short-term investments) as of December 31, 1999, was 7.90 years and 5.57 years, respectively.

The mortgage-backed portfolio represents approximately 28% of the total fixed income portfolio, and is allocated equally across "standard" and "more complex" securities, while the asset-backed portfolio represents approximately 14% of the total fixed income portfolio.

Standard mortgage-backed securities are issued on and collateralized by an underlying pool of single-family home mortgages. Principal and interest payments from the underlying pool are distributed pro rata to the security holders. More complex mortgage-backed security structures prioritize the distribution of interest and principal payments to different classes of securities which are backed by the same underlying collateral mortgages.

COMPETITION

The physician professional liability insurance market in the United States is highly competitive. According to A.M. Best, in 1998 there were 279 companies nationally that wrote medical professional liability insurance. In New Jersey, where approximately 53% of the Company's 1999 premiums were written for the year ended December 31, 1999, the Company's principal competitor is Princeton Insurance Companies. In New Jersey and other states, the Company's principal competitors include CNA Insurance Group, PHICO Insurance Company and St. Paul Companies. Substantially all of these companies rank among the top 20 medical malpractice insurers nationally and are actively engaged in soliciting insureds in the states in which the Company writes insurance. In addition, as the Company expands into new states, it may face strong competition from local carriers that are closely focused on narrow geographic markets. The Company expects to encounter such competition from doctor-owned insurance companies and commercial companies in other states as it carries out its expansion plans. Many of the Company's current and potential competitors have greater financial resources than the Company and may seek to acquire market share by decreasing pricing for their products below prevailing market rates, thereby reducing profitability. The Company believes that several insurance companies possessing greater financial resources than the Company are writing medical malpractice insurance in New Jersey and Pennsylvania that provides the same coverage as the Company's products at prices much lower than the Company's prices. This price competition could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that the principal competitive factors, in addition to pricing, include financial stability and A.M. Best ratings, breadth and flexibility of coverage, and the quality and level of services provided.

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

REGULATION

MIIX, LP&C and MIIX New York are each subject to supervisory regulation by their respective states of incorporation, commonly called the state of domicile. Lawrenceville Re., Ltd. (Lawrenceville Re) is subject to laws governed by the Bermuda Registrar of Companies. MIIX is domiciled in New Jersey, LP&C is domiciled in Virginia, MIIX New York is domiciled in New York and Lawrenceville Re is domiciled in Bermuda. Therefore, the laws and regulations of these states, and those of Bermuda, including the tort liability laws and the laws relating to professional liability exposures and reports, have the most significant impact on the operations of the combined company.

Holding Company Regulation. As part of a holding company system, MIIX, LP&C and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. The Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Certain transactions between an insurance company and its affiliates, including sales, loans or investments, are deemed "material" and require prior approval by New Jersey, Virginia and/or New York insurance regulators. In New Jersey and Virginia, transactions with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees, or other contingent obligations which within any 12 month period aggregate at least 3% of the insurance company's admitted assets or 25% of its capital and surplus, whichever is lesser, require prior approval. In New York, such transactions which within any 12 month period aggregate to more than 1% of the insurance company's admitted assets as of the end of such company's last fiscal year require the prior approval of the New York Insurance Department. Prior approval is also required for all management agreements, service contracts, and cost-sharing arrangements between affiliates. Certain reinsurance agreements or modifications also require prior approval.

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

Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act of the State of New Jersey will limit the ability of MIIX to pay dividends to The MIIX Group. Without prior notice to and approval of the Commissioner, MIIX may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary's statutory net income, excluding realized capital gains, of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. The law further requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Commissioner. In addition, a New Jersey insurance company is required to give the New Jersey Department notice of any dividend after declaration, but prior to payment.

The other United States domiciled Insurance Subsidiaries will be subject to similar provisions and restrictions under the Holding Company Acts of other states. Lawrenceville Re is subject to restrictions imposed by the Bermuda Registrar of Companies.

Insurance Company Regulation. The Company is subject to the insurance laws and regulations in each state in which it is licensed to do business. The Company is licensed in 32 states and the District of Columbia. In one such state, the license currently does not include the authority to write medical malpractice insurance. The extent of regulation varies by state, but such regulation usually includes: (i) regulating premium rates and policy forms; (ii) setting minimum capital and surplus requirements; (iii) regulating guaranty fund assessments;
(iv) licensing companies and agents; (v) approving accounting methods and methods of setting statutory loss and expense reserves; (vi) setting requirements for and limiting the types and amounts of investments; (vii) establishing requirements for the filing of annual statements and other financial reports; (viii) conducting periodic statutory examinations of the affairs of insurance companies; (ix) approving proposed changes of control; and
(x) limiting the amounts of dividends that may be paid without prior regulatory approval. Such regulation and supervision are primarily for the benefit and protection of policyholders and not for the benefit of investors.

Insurance Guaranty Associations. Most states, including New Jersey, Virginia and New York require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state, and are usually between 1% and 2% of annual premiums written by a member in that state during the preceding year. New Jersey and Virginia, the states in which MIIX and LP&C are respectively domiciled, and Texas, Pennsylvania, Maryland and Kentucky, states in which the Company has significant business, permit a maximum assessment of 2%. Ohio permits a maximum assessment of 1.5%. New York requires contributions of 1/2 of 1% of annual premiums written during the preceding year until such time that the fund reaches a minimum amount set by New York. Contributions can be increased if the fund falls below the minimum. New York law does not establish a maximum assessment amount. New Jersey permits recoupment of guaranty fund payments through future policy surcharges. Virginia and Texas permit premium tax reductions as a means of recouping guaranty fund payments. Most other states permit recoupment through future rate increases.

Examination of Insurance Companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last completed periodic financial examination of the Exchange, based on December 31, 1996 financial statements, was completed on November 24, 1999, and a report was issued on December 1, 1999. The last periodic financial examination of LP&C, based on December 31, 1996 financial statements, was completed on April 25, 1997, and a report was issued on August 4, 1997. LP&C is currently scheduled to commence its latest periodic examination in April, 2000. Various states also conduct "market conduct examinations" which are unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms and company operations in general. The Company has not undergone a market conduct examination.

Risk-Based Capital. In addition to state-imposed insurance laws and regulations, insurers are subject to the general statutory accounting practices and the reporting format of the National Association of Insurance Commissioners (the "NAIC"). The NAIC's methodology for assessing the adequacy of statutory surplus of property and casualty insurers includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital to its "authorized control level" of RBC. At December 31, 1999, MIIX's RBC was 2.45 times greater than the threshold requiring the least regulatory attention. At December 31, 1999 LP&C's RBC was 11.09 times greater than the threshold requiring the least regulatory attention. MIIX New York did not write any premium during 1999, and therefore the RBC ratio is not meaningful for that period.

NAIC-IRIS Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. In 1999 MIIX's ratios were all within the usual range. In 1998 the Exchange had one ratio (change in net writings) slightly outside the usual range as a result of growth in business presented by opportunities in a dynamic marketplace. In 1999, LP&C had two ratios (two-year overall operating ratio and change in policyholders' surplus) outside the usual range, in 1998 LP&C had two ratios (change in net writings and two-year overall operating ratio) and in 1997 LP&C had two ratios (change in net writings and change in surplus). These ratios reflect the increase in premiums written during the early years of operation, capital contributions by MIIX and the high cost of expanding LP&C's business, as LP&C was acquired in 1996 and had no business at that time. IRIS ratio results for MIIX New York are not applicable due to no business written in this company in 1999.

Regulation of Investments. The Insurance Subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions. The Company did not have any non-qualifying investments in 1999.

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

Medical Malpractice Reports. The Company principally writes medical malpractice insurance and additional requirements are placed upon them to report detailed information with regard to settlements or judgments against their insureds. In addition, the Company is required to report to state regulatory agencies and/or the National Practitioner Data Bank, payments, claims closed without payments, and actions by the Company, such as terminations or surcharges, with respect to its insureds. Penalties may attach if the Company fails to report to either the state agency or the National Practitioner Data Bank.

Catastrophe Funds. In two states in which the Company writes insurance, its liability is capped at a level below the Company's typical policyholder limits of coverage. Pennsylvania's Cat Fund provides coverage for medical malpractice claims exceeding $400,000 per claim for physicians and hospitals and $1.2 million and $2.0 million aggregate per year for physicians and hospitals, respectively. The Cat Fund coverage is limited to $800,000 per claim and $2.4 million in the aggregate. Similarly, effective July 1, 1999 physicians in Indiana are required to purchase insurance limits of $250,000 per claim and $750,000 in the aggregate. Effective July 1, 1999 the Indiana Patient Compensation Fund provides an additional $1 million of coverage per claim for an insured. A plaintiff's maximum total recovery for medical malpractice occurring after June 30, 1999 causing injury or death is $1.25 million in Indiana.

A.M. BEST RATINGS

In 1999, A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated the Company "A (Excellent)" for the fifth consecutive year and reaffirmed the rating in November of 1999. This is the third highest rating of 16 ratings that A.M. Best assigns. The Company earned its first rating, a "B+," in 1992 and achieved an "A" rating by 1995.

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

EMPLOYEES

The Company employs approximately 235 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

The Company leases 49,000 square feet of space from the Medical Society of New Jersey in Lawrenceville, New Jersey, where its home office and Mid-Atlantic Region office are located. The Company also leases 28,000 square feet of space in a second Lawrenceville office building, where its claim department and a subsidiary are based. The Company's regional office facilities are located in rented office space in Indianapolis (5,000 square feet) and Dallas (5,000 square feet). The Company believes that its office space is adequate for its present needs and that it will be able to secure additional office space in the future if necessary.

ITEM 3.   LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

Prior to the reorganization of the Company, three physician members of the Exchange (the "appellants") filed an appeal in the New Jersey Superior Court, Appellate Division, challenging the Commissioner of Banking and Insurance's Order approving the Plan of Reorganization. The principal arguments raised by the appellants were that: (1) the pro rata, three-year look-back allocation of stock was unfair to long-time members; (2) the Commissioner lacked statutory authority to approve the reorganization because there is no statute specifically authorizing the conversion of a reciprocal exchange to a stock company; and (3) there was insufficient advance notice of the public hearing on the Plan. During the pendency of the appeal, the appellants made a total of six applications to the New Jersey Department of Banking and Insurance, the New Jersey Superior Court, Appellate Division and the New Jersey Supreme Court seeking to stay the reorganization and/or the initial public offering of MIIX Group stock. All of these applications were denied. On February 14, 2000, the New Jersey Superior Court, Appellate Division issued an Opinion that rejected the appellants' challenge to the Commissioner's Order approving the Plan of Reorganization. The appellants have filed a petition for review of the Appellate Division decision with the New Jersey Supreme Court. The Company plans to vigorously oppose the petition.

In January 1999, five physician members of the Exchange filed a putative class action against the Exchange, Underwriter, MIIX Group, certain of their officers and the board of the Exchange. Other parties were subsequently added as defendants in the action. Among other things, plaintiffs sought to force the Exchange to declare a dividend from surplus and reserves, challenge various components of the reorganization including, but not limited to, the stock allocation formula contained in the Plan of Reorganization and the valuation of Underwriter, challenge the composition of the Board of Directors of MIIX Group as excessive, challenge key executive compensation and benefit packages as excessive, challenge the proposed IPO share price of MIIX Group stock as inadequate, challenge the MIIX Prospectus as misleading and to recover unspecified monetary damages. While the action was pending, the plaintiffs also sought on numerous occasions to stay the members' vote on the Plan of Reorganization and the IPO of MIIX Group stock. All of those applications were denied. In August 1999, the trial court dismissed all of plaintiffs' claims on the grounds that the court lacked jurisdiction to hear them because they were part of the appeal of the Commissioner's Order and/or because they failed to state a legal claim. Plaintiffs have filed a Notice of Appeal with the New Jersey Superior Court, Appellate Division seeking review of the trial court's orders dismissing the Complaint and denying plaintiffs' applications for injunctive relief. The Company plans to vigorously oppose the appeal.

The Company may be a party to litigation from time to time in the ordinary course of business. Management believes that the Company is not currently a party to any litigation which may have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock became publicly tradeable on the NYSE on July 30, 1999 under the symbol of "MHU." The following table shows the price ranges per share in each quarter since that date:

                                                                High         Low
              1999
              ----
              Third Quarter (since July 31)                    $18.31      $14.19
              Fourth Quarter                                   $17.00      $11.69

              2000
              ----
              First Quarter (January 1-March 22)               $14.125     $11.00

On March 22, 2000, the closing price of the Company's stock was $12.125.

STOCKHOLDERS OF RECORD

The approximate number of shareholders of record of the Company's Common Stock as of March 22, 2000 was 7,537. That number excludes the beneficial owners of shares held "in street" names or held through participants in depositories.

DIVIDENDS

The MIIX Group, Incorporated's Board of Director's (the "Board") declared a cash dividend of $.05 per share on its common stock each quarter of 1999, since July 30, 1999. On February 16, 2000, the Board declared a $.05 quarterly dividend payable on March 31, 2000 to shareholders of record on March 15, 2000. The Company expects to continue the payment of quarterly dividends to its shareholders. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

The MIIX Group, Incorporated is a holding company largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. The insurance company subsidiaries are subject to state laws and regulations that restrict their ability to pay dividends. MIIX Insurance Company, The MIIX Group's principal insurance subsidiary, may pay dividends to the MIIX Group in any year, without regulatory approval, to the extent such dividends do not exceed the greater of statutory net income, excluding realized capital gains, of the preceding calendar year or 10% of statutory surplus at the end of the preceding year. In 1999 the MIIX Insurance Company could have paid dividends to the MIIX Group of approximately $25.3 million without the prior approval of the New Jersey Insurance Commissioner. See Note 9 of the Notes to Consolidated Financial Statements and "Business Regulation Regulation of Dividends from Insurance Subsidiaries."

ITEM 6.   SELECTED FINANCIAL DATA

SUMMARY FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company. The income statement data set forth below for each of the five years in the period ended December 31, 1999 and the balance sheet data as of December 31, 1999, 1998, 1997 and 1996 are derived from the consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. The balance sheet data as of December 31, 1995 is derived from unaudited consolidated financial statements of the Company which management believes incorporate all of the adjustments necessary for the fair presentation of the financial condition as of such date. All selected financial data are presented in accordance with GAAP, except for the item entitled "statutory surplus," which is presented in accordance with Statutory Accounting Principles ("SAP"). The statutory surplus amounts are derived from the audited statutory financial statements of the Company and, in the opinion of management, fairly reflect the specified data for the periods presented. The information set forth below should be read in conjunction with, and is qualified by reference to, the Company's financial statements and related notes thereto included elsewhere herein.

                                                                 (in thousands, except per share amounts)
                                                                     For the Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                               1999             1998             1997            1996              1995
                                            ----------       ----------       ----------      ----------       -----------
INCOME STATEMENT DATA:
  Total premiums written .............      $ 257,100        $  231,858       $  177,908      $  146,768      $   138,066
                                            =========        ==========      ===========      ==========       ===========
   Net premiums earned ...............      $ 187,845        $  162,501       $  123,330      $  107,887      $   105,256
   Net investment income .............         75,661            65,107           53,892          49,135           51,896
   Realized investment gains (losses)          (6,770)           36,390           10,296           5,832           13,149
   Other revenue .....................          8,323               891            2,884           3,164            2,807
                                            ---------        ----------       ----------      ----------       -----------
       Total revenues ................        265,059           264,889          190,402         166,018          173,108
                                            ---------        ----------       ----------      ----------       -----------
Losses and loss adjustment expenses ..        174,986           155,868          120,496         110,593          107,889
Underwriting expenses ................         42,618            42,063           25,415          17,553           14,743
Funds held charges ...................         14,338            13,420           13,361          10,273            6,996
Other expenses .......................          3,333                 0                0               0                0
Restructuring charge .................          2,409                 0                0               0                0
Impairment of capitalized system
  development costs ..................              0            12,656                0               0                0
                                           ----------       -----------      -----------     -----------      -----------
       Total expenses ................        237,684           224,007          159,272         138,419          129,628
                                           ----------       -----------      -----------     -----------      -----------
Income before income taxes ...........         27,375            40,882           31,130          27,599           43,480
Income tax expense ...................          6,617            11,154            2,006          10,004           11,402
                                           ----------       -----------      -----------     -----------      -----------
       Net income ....................     $   20,758       $    29,728      $    29,124     $    17,595      $    32,078
                                           ==========       ===========      ===========     ===========      ===========

BALANCE SHEET DATA (AT END OF PERIOD):
   Total investments .................     $1,182,943       $ 1,165,698      $ 1,026,971     $   916,330      $   895,146
   Total assets ......................      1,837,158         1,674,262        1,446,559       1,295,441        1,173,681
   Total liabilities .................      1,518,454         1,351,419        1,136,585       1,033,129          919,050
   Total stockholders' equity ........        318,704           322,843          309,974         262,312          254,631
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio ........................           93.1%             95.9%            97.7%          102.5%           102.5%
   Expense ratio .....................           22.7%             25.9%            20.6%           16.3%            14.0%
                                           -----------      -----------      -----------     -----------      -----------
   Combined ratio ....................          115.8%            121.8%           118.3%          118.8%           116.5%
                                           ===========      ===========      ===========     ===========      ===========

Statutory surplus ....................     $   268,445       $  253,166      $   242,395     $   208,478      $   184,651
                                           ===========      ===========      ===========     ===========      ===========
Basic earnings per share (1)..........     $      1.54       $     2.47      $      2.42     $      1.46      $      2.67
                                           ===========       ==========      ===========     ===========      ===========
Diluted earnings per share (1) .......     $      1.53       $     2.47      $      2.42     $      1.46      $      2.67
                                           ===========       ==========      ===========     ===========      ===========
Dividend per share ...................     $       .10       $        0      $         0     $         0      $         0
                                           ===========       ==========      ===========     ===========      ===========
Book value per share (1)..............     $     20.94       $    26.90      $     25.78     $     21.81      $     15.36
                                           ===========       ==========      ===========     ===========      ===========

(1) Basic earnings per share of common stock for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding during the year of 13,497,110. Diluted earnings per share of common stock for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding during the year of 13,534,052. Basic and diluted earnings per share for the years ended December 31, 1998 and prior gives effect to the issuance of approximately 12,025,000 shares of Common Stock to Distributees in the Company's reorganization consummated on August 4, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated financial statements for 1999 include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, including, since August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries ("the Underwriter"). The consolidated financial statements for 1999 prior to August 4, 1999, and for 1998 and 1997, include the accounts and operations of the former parent company Medical Inter-Insurance Exchange (the "Exchange") and its wholly-owned subsidiaries.

OVERVIEW

REORGANIZATION AND INITIAL PUBLIC OFFERING

On August 4, 1999, the reorganization of the Exchange was consummated. The reorganization was conducted according to a Plan of Reorganization adopted by the Board of Governors of the Exchange on October 15, 1997 and approved by members of the Exchange at a special meeting held on March 17, 1999 and by the Commissioner of the New Jersey Department of Banking and Insurance ("the Commissioner"). The Plan of Reorganization included several key components, including: formation of The MIIX Group to be the ultimate parent company for the Company; the transfer of assets and liabilities held by the Exchange to an affiliated stock insurance company, MIIX Insurance Company, formed for that purpose; acquisition of the Underwriter; distribution of shares of The MIIX Group common stock and/or cash to current and former members of the Exchange ("distributees") as defined in the Plan of Reorganization; and dissolution of the Exchange. In connection with the reorganization, 11,854,033 shares of The MIIX Group common stock were issued to distributees and 814,815 shares were issued to the Medical Society of New Jersey, plus $100,000 in cash, in exchange for all common stock of the Underwriter.

The Plan has been challenged in two court actions. On February 14, 2000, the Appellate Division of the Superior Court of New Jersey affirmed the Commissioner's order approving the Plan of Reorganization, rejecting all of appellants' contentions, in response to an appeal filed by three individual insureds challenging the Commissioner's order. Appellants are now seeking review of the Appellate Court's decision by the New Jersey Supreme Court. A second court action challenging certain aspects of the Plan of Reorganization and seeking damages and injunctive relief that was filed by five individual insureds in January 1999 was dismissed by the trial court in August 1999 and is now on appeal. The Company intends to continue vigorously defending against these actions.

The MIIX Group sold three million shares of its common stock in an underwritten public offering ("the Offering") that closed on August 4, 1999. On August 11, 1999 an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option in the Offering underwriting agreement. The net proceeds of the Offering of approximately $37.3 million consisted of gross proceeds of $46.5 million less reorganization and offering costs of $9.2 million and have been used for general corporate purposes, including payment of dividends and the repurchase of shares under a stock buyback program. During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to one million shares of common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional two million shares. Through December 31, 1999, 1,236,809 shares had been repurchased at a total cost of $19.2 million.

GENERAL

The medical malpractice industry is cyclical in nature. Many factors influence the financial results of the medical malpractice industry, several of which are beyond the control of the Company. These factors include, among other things, changes in severity and frequency of claims; changes in applicable law; regulatory reform; and changes in inflation, interest rates and general economic conditions.

The availability of medical malpractice insurance, or the industry's underwriting capacity, is determined principally by the industry's level of capitalization, historical underwriting results, returns on investments and perceived premium rate adequacy.

Management periodically reviews the Company's guidelines for premiums, surcharges, discounts, cancellations and non-renewals and other related matters. As part of this review, rates and rating classifications for its physicians, medical groups and other insureds are evaluated based on current and historical losses, LAE and other actuarially significant data. The process may result in changes in rates for certain exposure classes.

LOSS AND LAE RESERVES

The determination of loss and loss adjustment expense ("LAE") reserves involves the projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Management relies primarily on such historical experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves have been and may continue to be revised. The Company increased prior year gross reserves by $16.5 million and $3.8 million in 1999 and 1998 respectively. No adjustments to prior year gross reserves were made during 1997.

The Company offered traditional occurrence coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. Occurrence and modified claims made coverages have constituted the majority of the Company's business throughout its history. In recent years, however, the Company has increased its claims made business. Development of losses and LAE is longer and slower for occurrence business than claims made business.

Management believes the extent and, particularly, the frequency of reserve adjustments may increase in the future in response to the Company's expansion into new states and the increasing proportion of claims made insurance coverage being provided in those new markets. There are significant uncertainties in estimating losses and LAE in the casualty insurance business and these uncertainties are increased in periods when a company is expanding into new markets with new distribution channels. In addition, the shorter reporting period for claims made policies should allow the Company to more quickly determine ultimate losses on this business. Gross loss and LAE reserves on claims made policies amounted to $185.5 million, or 17.6% of total gross loss and LAE reserves at December 31, 1999, compared to gross loss and LAE reserves on claims made policies of $104.8 million, or 11.0% of total gross loss and LAE reserves at December 31, 1998.

Reserves for incurred but not reported claims ("IBNR reserves") have consistently represented the majority of total loss and LAE reserves held by the Company. At December 31, 1999 and 1998, gross IBNR reserves composed 60.8% and 65.6%, respectively, of total gross loss and LAE reserves. The decrease in the proportion of IBNR in 1999 is primarily the result of additional claims made basis reserves, which develop more quickly from IBNR reserves into reported case reserves than the Company's occurrence basis loss and LAE reserves.

REINSURANCE

The Company reinsures its risks primarily under two reinsurance contracts, a specific excess of loss contract ("Specific Contract") and an aggregate excess of loss contract ("Aggregate Contract"). During 1999, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $65 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. Property coverage was also provided under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per policy. The Company retains an 8% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that described for several years.

The Aggregate Contract in 1999 provided several coverages on an aggregate excess of loss, specific excess of loss, and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured as a 75% loss and allocated loss adjustment expense ratio ("loss and ALAE ratio"). Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that described since 1993.

The Company's aggregate reinsurance contracts are maintained on a funds withheld basis whereby the Company holds the ceded premiums in a funds withheld account for the purpose of paying losses and related loss adjustment expenses. Interest charges are credited on funds withheld at predetermined contractual rates.

UNDERWRITING EXPENSES

The Company's expansion into new states has increased certain underwriting expenses. The Company believes that its plan of expansion through broker and agent distribution channels will increase its marketing expenses, but it also believes that these relationships will reduce the need to make other significant distribution and administrative expenditures. Commissions for policies sold through brokers and agents typically range from 2.0% to 12.5% of premiums, whereas the Company does not incur commissions on products it sells directly. To the extent that brokered business represents an increased percentage of the Company's business in the future, expense ratios may increase.

CAUTIONARY STATEMENT

Statements in this Annual Report that are not strictly historical constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In addition to specific uncertainties and other factors mentioned elsewhere in this report, these uncertainties and other factors include, but are not limited to: (i) the Company having sufficient liquidity and working capital; (ii) the Company's ability to achieve consistent profitable growth; (iii) the Company's ability to diversify its product lines; (iv) the continued adequacy of the Company's loss and loss adjustment expense reserves; and (v) the Company's avoidance of any material loss on collection of reinsurance recoverables. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET PREMIUMS EARNED Net premiums earned increased $25.3 million, or 15.6%, to $187.8 million in 1999 from $162.5 million in 1998, composed of increased direct and assumed premiums earned, offset somewhat by an increase in ceded earned premiums. Direct and assumed premiums earned increased $37.2 million, or 18.7%, to $235.8 million in 1999 from $198.6 million in 1998. This increase was composed of an increase in direct premiums earned of $27.3 million resulting from an increase in direct premiums written during the second half of 1998 and during 1999 and an increase in assumed premiums earned of $9.9 million, principally due to a large assumed excess of loss reinsurance contract written on an institutional account. Ceded earned premiums increased $11.9 million, or 32.8%, to $48.0 million in 1999 from $36.1 million in 1998, primarily resulting from additional ceded losses under aggregate reinsurance contracts during 1999.

NET INVESTMENT INCOME Net investment income increased $10.6 million, or 16.2%, to $75.7 million in 1999 from $65.1 million in 1998. Average invested assets during 1999 increased to approximately $1.2 billion in 1999 from $1.1 billion in 1998. The average pre-tax yield on the investment portfolio increased to 6.22% in 1999 from 5.88% in 1998 primarily as the result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities, including disposition of the Company's equity portfolio with reinvestment of the proceeds in fixed maturity securities, in an increasing market yield environment.

REALIZED INVESTMENT GAINS AND LOSSES Net realized investment losses were $6.8 million in 1999 compared to net realized investment gains of $36.4 million in 1998. In 1999, the net losses were primarily due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield portfolio. In 1998 the net gains were primarily composed of $38.4 million on the disposition of the Company's equity portfolio, partially offset by a $14.0 million loss realized on the expiration of an equity collar position on July 13, 1998. The remaining net realized gains in 1998 of $12.0 million resulted from sale of fixed-maturity investments in a generally falling market yield environment.

OTHER REVENUE Other revenue increased $7.4 million to $8.3 million in 1999 from $.9 million in 1998. The increase in 1999 consists primarily of $3.4 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of the Underwriter on August 4, 1999, a gain of $3.5 million resulting from common stock received during 1999 in the demutualization of Manulife Financial Corp., and a $1.0 million death benefit received during 1999 from a corporate owned life insurance policy.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE) Losses and LAE increased $19.1 million, or 12.3%, to $175.0 million in 1999 from $155.9 million in 1998. Losses and LAE were net of ceded losses and LAE of $96.1 million in 1999 and $62.4 million in 1998. The ratio of net losses and LAE to net premiums earned improved to 93.1% in 1999 from 95.9% in 1998. This improvement is principally attributable to a reduction in the gross loss and LAE ratio on the Company's physician occurrence business written in 1999, combined with an increasing portion of the Company's business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. Changes in loss and LAE reserves held on prior accident years also impacted the ratio of net losses and LAE to net premiums earned in 1999 and 1998. During 1999, gross loss and LAE reserves were increased by $16.5 million, ceded loss and LAE reserves were increased by $30.5 million, and ceded earned premiums associated with the adjustments to ceded loss and LAE reserves were increased by $10.6 million. During 1998, gross loss and LAE reserves were increased by $3.8 million, ceded loss and LAE reserves were increased by $5.9 million, and ceded earned premiums associated with the adjustments to ceded loss and LAE reserves were increased by $3.3 million.

UNDERWRITING EXPENSES Underwriting expenses increased $.5 million, or 1.3%, to $42.6 million in 1999 from $42.1 million in 1998. The increase in expenses was attributable to the costs of acquiring new business, primarily through a broker distribution network, and to the increased infrastructure costs necessary to service the increased volume of business activity in 1999. The ratio of underwriting expenses to net premiums earned, however, declined to 22.7% in 1999 from 25.9% in 1998. This improvement was primarily the result of greater economies of scale present with the larger premium in 1999 combined with the impact of the Company's cost reduction efforts, including the restructuring undertaken in June 1999.

FUNDS HELD CHARGES Funds held charges increased $.9 million, or 6.8%, to $14.3 million in 1999 from $13.4 million in 1998. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, for which balances due to reinsurers are withheld as collateral for losses and loss adjustment expenses ceded under the contracts. The increase in funds held charges in 1999 was primarily due to the increase in reinsurance recoverable on unpaid losses ceded under the contracts during 1999.

OTHER EXPENSES Other expenses amounted to $3.3 million in 1999 and primarily consisted of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of the Underwriter on August 4, 1999.

RESTRUCTURING CHARGE The Company undertook a restructuring during the second quarter of 1999 and on June 23, 1999 announced the reduction of regional and home office staff and the closing of the regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge of $2.4 million related to this restructuring. All actions contemplated by the charge were taken in June 1999 and no adjustments to the restructuring charge reserve were recorded during the balance of 1999.

IMPAIRMENT OF CAPITALIZED SYSTEM DEVELOPMENT COSTS During 1998, management replaced its policy administration system and accordingly recognized a $12.7 million pre-tax charge representing the net book value of capitalized costs associated with the old computer system which is no longer being used for the Company's operations.

INCOME TAXES Income taxes decreased $4.5 million, or 40.7%, to $6.6 million in 1999 from $11.1 million in 1998. The effective tax rate decreased to 24.2% in 1999 from 27.3% in 1998, due primarily to the significant realized investment gains in 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET PREMIUMS EARNED Net premiums earned increased $39.2 million, or 31.8%, to $162.5 million in 1998 from $123.3 million in 1997, composed of increased direct and assumed premiums earned and a decrease in ceded earned premiums. Direct and assumed premiums earned increased $33.0 million, or 19.9%, to $198.6 million in 1998 from $165.6 million in 1997. This increase consisted of additional direct premiums earned of $45.5 million in 1998, primarily representing additional business written during the latter half of 1997 and during 1998 in expansion states for the Company, offset by a decrease in assumed premiums earned of $12.5 million in 1998, primarily due to a large assumed reinsurance contract written on an institutional group in 1997 and not repeated in 1998. Ceded earned premiums decreased $6.2 million in 1998 compared to 1997 largely due to ceded reinsurance premiums associated with this large assumed reinsurance contract in 1997 and not repeated in 1998.

NET INVESTMENT INCOME Net investment income increased $11.2 million, or 20.8%, to $65.1 million in 1998 from $53.9 million in 1997. Average invested assets during 1998 increased to approximately $1.1 billion during 1998 from $1.0 billion in 1997. The average pre-tax yield on the investment portfolio increased to 5.88% in 1998 from 5.61% in 1997 primarily as the result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities and a corresponding decrease in government and tax-exempt security holdings.

REALIZED INVESTMENT GAINS Net realized investment gains increased $26.1 million to $36.4 million in 1998 from $10.3 million in 1997. In 1998 the net gains were primarily composed of $38.4 million in net gains on the disposition of the Company's equity portfolio, partially offset by a $14.0 million loss realized on the expiration of an equity collar position on July 13, 1998. The remaining net realized gains in 1998 of $12.0 million resulted from sale of fixed-maturity investments in a generally falling market yield environment. In 1997 the net gains consisted of net trading gains of $8.7 million from the equity portfolio and $1.6 million from sale of fixed-maturity investments.

OTHER REVENUE Other revenue decreased $2.0 million, or 69.1%, to $.9 million in 1998 from $2.9 million in 1997 and was primarily composed of finance charge income associated with the Company's financing of policyholder premiums, which declined as the Company outsourced its installment payment plans in the second quarter of 1998.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE) Losses and LAE increased $35.4 million, or 29.4%, to $155.9 million in 1998 from $120.5 million in 1997. Losses and LAE were net of ceded losses and LAE of $62.4 million in 1998 and $68.9 million in 1997. The ratio of net losses and LAE to net premiums earned decreased to 95.9% in 1998 from 97.7% in 1997. This decrease is principally attributable to an increasing portion of the Company's business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. Changes in loss and LAE reserves held on prior accident years also impacted the ratio of net losses and LAE to net premiums earned in 1998. During 1998, gross loss and LAE reserves were increased by $3.8 million, ceded loss and LAE reserves were increased by $5.9 million, and ceded earned premiums were increased as the result of the additional ceded losses and LAE by $3.3 million. No adjustments to loss and LAE reserves held on prior accident years were made during 1997.

UNDERWRITING EXPENSES Underwriting expenses increased $16.6 million, or 65.5%, to $42.1 million in 1998 from $25.4 million in 1997. The increase in expenses was attributable to the costs of acquiring new business, primarily through a broker distribution network, and to increased infrastructure costs necessary to service the increased volume of business activity. The ratio of underwriting expenses to net premiums earned increased to 25.9% in 1998 from 20.6% in 1997.

FUNDS HELD CHARGES Funds held charges of $13.4 million in 1998 remained unchanged from 1997. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, for which balances due to reinsurers are withheld as collateral for losses and loss adjustment expenses ceded under the contracts. Funds held charges remained flat in 1998 compared to 1997 as the result of an increase in interest accrued on funds held of $1.9 million consistent with the change in the funds held balances, offset by an adjustment to funds held interest of $1.9 million associated with adjustments to ceded losses and premium under the aggregate reinsurance contracts during 1998.

IMPAIRMENT OF CAPITALIZED SYSTEM DEVELOPMENT COSTS During 1998, management replaced its policy administration system and accordingly recognized a $12.7 million pre-tax charge representing the net book value of capitalized costs associated with the old computer system which is no longer being used for the Company's operations.

INCOME TAXES Income taxes increased $9.2 million to $11.2 million in 1998 from $2.0 million in 1997. The effective tax rate increased to 27.3% in 1998 from 6.4% in 1997, due primarily to the significant realized gains in 1998 and release of a $4.2 million provision for tax contingencies in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. MIIX Insurance Company, The MIIX Group's principal insurance subsidiary, may pay dividends to The MIIX Group in any year, without regulatory approval, to the extent such dividends do not exceed the greater of statutory net income (excluding realized capital gains) of the preceding calendar year or 10% of statutory surplus at the end of the preceding year. The MIIX Group expects that these current limitations imposed on MIIX Insurance Company should not affect its ability to declare and pay dividends sufficient to support The MIIX Group's initial dividend policy. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Commissioner. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries other than MIIX Insurance Company without prior approval of the applicable state insurance department or Bermuda Registrar of Companies.

The primary sources of the Company's liquidity are insurance and assumed reinsurance premiums collected, net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was $107.4 million in 1999 compared to $92.7 million in 1998 and $64.6 million in 1997. The rise in positive cash flow during this period resulted from increases in collected premiums in excess of increases in paid losses and LAE and in paid underwriting expenses. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

The Company invests its positive cash flow from operating activities primarily in fixed maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond and tax-preferred municipal bond portfolio, while maintaining an adequate level of liquidity. The Company currently plans to continue this strategy.

The Company held collateral of $271.6 million and $228.1 million at December 31, 1999 and 1998 respectively, in the form of funds held, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise no restrictions are placed on investments held in support of the funds held. In accordance with the provisions of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

Cash dividends paid to stockholders were $0.10 per share in 1999. The Company expects to pay dividends in the future. However, payment of dividends is subject to approval by the Board of Directors, earnings and the financial condition of the Company.

Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that the Company's funds will be sufficient to meet these liquidity needs.

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 1999, 1,236,809 shares had been repurchased at a total cost of $19.2 million.

YEAR 2000

Because certain computer software programs have historically been designed to use a two-digit code to identify the year for date-sensitive material, such programs may not properly recognize post twentieth century dates. This could result in system failures and improper information processing that could disrupt the Company's business operations.

The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they would appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems were reviewed and those requiring upgrading or replacement to improve computing capabilities and to ensure Year 2000 compliance were identified. In this process the Company determined that its claims administration systems was not Year 2000 compliant and a replacement system that the vendor represented to be Year 2000 compliant was purchased and is now in operation. The Company also upgraded its telephone system to make it Year 2000 compliant.

Management completed the development of alternative Year 2000 contingency plans during 1999. Such plans would most likely involve the assignment of internal and external resources to process business manually during the period of any non-compliance. The plans remain available should Year 2000 difficulties develop at some point in the future.

The Company completed its Year 2000 review, identification and remediation process during 1999, at a total cost of less than $500,000. No Year 2000 difficulties related to internal systems or the systems of service providers and other external business partners were encountered in January 2000. The Company, however, may still be adversely impacted to the extent Year 2000 difficulties result in claims being made against the Company's insureds. The Company's liability for such claims, if any, is not clearly established. To date, the Company is unaware of any such claims.

MARKET RISK OF FINANCIAL INSTRUMENTS

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risk associated with the financial instruments of the Company relates to the investment portfolio, which exposes the Company to risks related to unforeseen changes in interest rates, credit quality, prepayments and valuations. Analytical tools and monitoring systems are in place to continually assess and react to each of these elements of market risk.

Interest rate risk is considered by management to be the most significant market risk element currently facing the Company. Interest rate risk is the price sensitivity of a fixed maturity security to changes in interest rates. The Company views these potential changes in price within the overall context of assets and liability management. To reduce the Company's interest rate risk, duration targets are set for the fixed income portfolio after consideration of the duration of associated liabilities, primarily losses and LAE reserves, and other factors.

The tables below provide, as of December 31, 1999 and 1998, information about the Company's fixed maturity investments, which are sensitive to changes in interest rates, showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.


At December 31, 1999:

                                                     Expected Maturity Date
                      ---------------------------------------------------------------------------------     Total
                                                         (in thousands)                                   Principal
                         2000          2001          2002          2003          2004       Thereafter     Amounts      Fair Value
                      ----------    ----------    ----------    ----------    ----------    -----------   ----------    -----------
Government & Agency   $    5,010    $    3,651    $    3,220    $    5,915    $      415    $  109,284    $  127,495    $  116,175
- Average Yield ...         4.68%         6.07%         5.67%         6.27%         6.71%         6.22%         6.22%
Corporate .........   $   17,402    $   19,451    $   30,125    $   30,725    $   48,145    $  231,037    $  376,885    $  351,603
- Average Yield ...         6.39%         6.40%         6.67%         7.19%         6.99%         7.36%         7.15%
Mortgage-Backed ...   $    9,234    $   10,198    $   20,738    $   12,943    $   20,067    $  247,582    $  320,762    $  302,470
- Average Yield ...         7.33%         6.48%         6.76%         6.74%         6.75%         6.80%         6.80%
Asset-Backed ......   $    5,069    $   13,383    $   11,930    $   15,578    $   29,090    $   84,611    $  159,661    $  152,365
 Average Yield ....         7.20%         6.90%         6.06%         7.39%         4.65%         7.88%         7.01%
Municipal .........   $        0    $    4,080    $        0    $        0    $        0    $  160,420    $  164,500    $  155,193
- Average Yield ...         0.00%         5.17%         0.00%         0.00%         0.00%         5.24%         5.24%
                      ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
TOTALS ............   $   36,715    $   50,763    $   66,013    $   65,161    $   97,717    $  832,934    $1,149,303    $1,077,806

At December 31, 1998:


                                                     Expected Maturity Date
                                                     ----------------------
                                                                                                            Total
                                                         (in thousands)                                    Principal
                           1999         2000          2001        2002          2003       Thereafter       Amounts      Fair Value
                           ----         ----          ----        ----          ----       ----------       -------      ----------
Government & Agency     $      430   $    1,710   $    2,651   $    5,769   $      415      $  136,570    $ 147,545    $  138,392
- Average Yield ...           5.94%        6.12%        6.18%        4.51%        6.64%           5.65%        5.62%
Corporate .........     $   14,300   $   30,960   $   23,450   $    4,500   $   28,745      $  226,299    $ 328,254    $  324,330
- Average Yield ...           5.87%        6.22%        6.60%        6.47%        6.25%           7.12%        6.85%
Mortgage-Backed ...     $   10,313   $   20,343   $    9,780   $   25,176   $   32,072      $  188,001    $ 285,685    $  288,151
- Average Yield ...           6.34%        7.03%        7.16%        6.68%        6.45%           6.52%        6.58%
Asset-Backed ......     $   11,301   $        0   $   14,299   $   13,500   $    5,500      $   75,336    $ 119,936    $  121,650
 Average Yield ....           5.78%        0.00%        6.69%        6.98%        7.47%           7.09%        6.93%
Municipal .........     $        0   $        0   $   11,480   $    2,225   $   10,490      $  147,165    $ 171,360    $  185,216
- Average Yield ...           0.00%        0.00%        5.07%        5.90%        5.21%           5.18%        5.18%
                        ----------   ----------   ----------   ----------   ----------      ----------    ----------    ----------
TOTALS ............     $   36,344   $   53,013   $   61,660   $   51,170   $   77,222      $  773,371    $1,052,780    $1,057,739


At December 31, 1999, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $38.8 million, which included a deferred tax valuation allowance of $3.6 million. The net after-tax unrealized losses of $38.8 million on the fixed maturity portfolio represented 10.8% of total stockholders' equity gross of net after-tax unrealized losses on investments. The net unrealized losses were the result of the rise in market interest rates during 1999. The unrealized losses at December 31, 1999 do not significantly impact the Company's ability to meet all regulatory capital requirements.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at December 31, 1999, the Company's positive operating cash flows, and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

In addition to interest rate risk, fixed maturity securities like those comprising the Company's investment portfolio involve other risks such as default or credit risk. The Company manages this risk by limiting the amount of higher risk corporate obligations (determined by credit rating assigned by private rating agencies) in which it invests.

Mortgage-backed and asset-backed securities involve similar risks associated with fixed maturity investments: interest rate risk, reinvestment rate risk, and default or credit risk. In addition, mortgage-backed and asset-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. The Company purchases mortgage-backed and asset-backed securities structured to enhance credit quality and/or provide prepayment stability.

Short term investments are composed of highly rated money market instruments.

The Company also holds a portfolio of equity investments. At December 31, 1999, the cost and fair value of equity investments was $12.4 million and $13.2 million respectively. At December 31, 1998, the cost and fair value of equity investments was $3.2 million. A 10% decline in value of the equity investments at December 31, 1999 would result in after-tax accumulated unrealized losses on equity investments of $1.3 million, or .6% of total stockholders' equity gross of net after-tax unrealized losses on investments.

EFFECTS OF INFLATION

The Company considers the effects of inflation in pricing insurance coverages provided and in reserving for losses and LAE. There may be long periods between the sale of insurance coverage and the reporting of losses, particularly with respect to coverage provided by the Company on occurrence-basis policies. Further, there are typically significant periods of time between reporting and settlement of losses. The actual effects of inflation on the Company's operating results cannot be accurately known until losses are reported and ultimately settled. Management believes that the Company's pricing and loss and LAE reserving processes adequately incorporate the effects of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Item 7 under "Management's Discussion And Analysis of Financial Condition And Results of Operations."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedule on page F-1 are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who currently serve as directors and executive officers of The MIIX Group. The MIIX Group has seven executive officers, Messrs. Mr. Koreyva, Ms. Costante, Mr. Grab, Mr. Hudson, Ms. Kramer, Mr. Redman and Mr. Smereck.

Name                             Position                                                  Class
----                             --------                                                  -----
Kenneth Koreyva                  President, Chief Executive Officer and Director             I

Patricia A. Costante             Senior Vice President                                       N/A

Edward M. Grab                   Senior Vice President                                       N/A

Joseph J. Hudson                 Executive Vice President                                    N/A

Lisa Kramer                      Executive Vice President                                    N/A

Thomas M. Redman                 Senior Vice President, Chief Financial Officer              N/A
                                 and Treasurer

Daniel G. Smereck                Senior Vice President                                       N/A

Angelo S. Agro, M.D.             Director                                                    I
Harry M. Carnes, M.D.            Director                                                    II
Paul J. Hirsch, M.D.             Director                                                    III
Vincent A. Maressa, Esq.         Director                                                    II
Robert S. Maurer, D.O.           Director                                                    II
A. Richard Miskoff, D.O.         Director                                                    III
Charles J. Moloney, M.D.         Director                                                    II
Eileen Marie Moynihan, M.D.      Director                                                    III
Fred M. Palace, M.D.             Director                                                    II
Carl Restivo, Jr., M.D.          Director                                                    I
Gabriel F. Sciallis, M.D.        Director                                                    III
Martin L. Sorger, M.D.           Director                                                    III
Bessie M. Sullivan, M.D.         Director                                                    II

The MIIX Group's Certificate of Incorporation provides for a Board of Directors consisting of at least nine but not more than thirty-five directors. The Board of Directors currently consists of fourteen members divided into three classes, with the members of each class elected for a term of three years. Consistent with the Company's desire to reduce the size of the Board of Directors, effective the date of this year's annual meeting the Board of Directors will be reduced to eleven members. The terms of the Class 11, Class 111 and Class 1 Directors are scheduled to expire in 2000, 2001 and 2002, respectively.

Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held May 5, 2000 (the "Proxy Statement"). Information regarding Executive Officers is set forth below.

Kenneth Koreyva, (44) Director since 1999. Mr. Koreyva became President and Chief Executive Officer of the Company in 1999. He served as Executive Vice President and Chief Financial Officer from 1998 to 1999 and as Vice President from 1991 to 1998. He is a member of the American Institute of Certified Public Accountants.

Patricia A. Costante, (43) became Senior Vice President in 2000 and has been Executive Vice President of MIIX Healthcare Group, Inc. since 1996. Ms. Costante was President of Costante Associates, Inc. from 1993 to 1996. Ms. Costante is an adjunct faculty member at the Graduate School of Social Work, Rutgers--The State University of New Jersey.

Edward M. Grab, (44) became Senior Vice President in 2000. He joined the Company as Vice President of Underwriting and Chief Actuary in 1999. Prior to joining the Company, Mr. Grab was Vice President and Actuary for Zurich Financial Services Group from 1996 to 1999. He was Assistant Vice President for Selective Insurance Group from 1986 to 1996. Mr. Grab is a Fellow of the Casualty Actuarial Society.

Joseph J. Hudson, (59) became Executive Vice President in 1998. Mr. Hudson served as Vice President of Marketing and Business Development from 1994 to 1998. He is a member of the American Society of Hospital Risk Managers, the Professional Liability Underwriting Society and the Society of Chartered Property and Casualty Underwriters.

Lisa Kramer, (54) became Executive Vice President in 1999. Ms. Kramer served as Vice President Claims from 1990 to 1999. She is a member of the American Bar Association, the International Association of Defense Counsel and the Philadelphia Bar Association.

Thomas M. Redman, (42) became Senior Vice President and Chief Financial Officer in 1999. Mr. Redman has served in several capacities with the Company, including Vice President Finance of MIIX Insurance Company, since 1997. Before joining MIIX, Mr. Redman held a number of corporate finance positions with John Hancock Property and Casualty Insurance Companies from 1985 to 1993 culminating in the positions of Senior Vice President and Chief Financial Officer of John Hancock Management Company and President of John Hancock Insurance Company of Bermuda, Ltd. From 1993 to 1996, Mr. Redman attended Harvard Law School and received a J.D. degree in 1996.

Daniel G. Smereck, (30) became Senior Vice President in 1999. Mr. Smereck has served in various capacities with the Company, including President of MIIX Insurance Company and Vice President of Asset Management from October 1996 to 1999. Prior to joining the company, he completed his Masters Degree in Finance from Boston College from 1995 to 1996 and worked as an Investment Consultant with Fidelity Financial Group from 1994 to 1995. He is a member of the American Management Association and is an adjunct faculty member for The College of New Jersey's Finance Department.

Vincent A. Maressa, Esq., (57) Chairman of the Board of Directors since 1997. Mr. Maressa has been Chairman of the Board of Directors of the New Jersey State Medical Underwriters, Inc. (the "Underwriter"), now a subsidiary of the Company, since 1990 and a member of the Board of Directors of the Underwriter since 1977. He has been the Executive Director and General Counsel of the Medical Society of New Jersey since 1973. Mr. Maressa is a member of the American Bar Association, the American Society of Medical Executives and Mercer County Bar Association.

Angelo S. Agro, M.D., (51) Director since 1997. Dr. Agro has been a member of the Board of Directors of the Underwriter since 1990. He is a physician certified by the American Board of Otolaryngology. Dr. Agro has practiced in Voorhees, New Jersey for more than five years with Professional Otolaryngology Associates. He is a member of the American Academy of Otolaryngology, the American Medical Association, the American College of Surgeons and the Medical Society of New Jersey. Dr. Agro is a Trustee of Camden County College.

Harry M. Carnes, M.D., (67) Director since 1997. Dr. Carnes became a member of the Board of Directors of the Underwriter in 1989. He has been a physician in Audubon, New Jersey, for more than five years. Dr. Carnes is a member of the American Academy of Family Practice, the Camden County Medical Society, and the Medical Society of New Jersey. He is Chairman of the New Jersey Medical Political Action Committee and a delegate to the American Medical Association.

Paul J. Hirsch, M.D., (62) Vice Chairman of the Board of Directors since 1997. Dr. Hirsch has been Vice Chairman of the Board of Directors of the Underwriter since 1990. He has been a board-certified physician in Bridgewater, New Jersey, for more than five years with BioSport Orthopaedics and Sports Medicine. Dr. Hirsch is a member of the American Academy of Orthopedic Surgeons, the American Orthopaedic Association, the American College of Surgeons, the Arthroscopy Association of North America, the American Medical Association and the Medical Society of New Jersey. He currently serves on the Board of Trustees for Raritan Valley Community College, Somerset IPA and the Academy of Medicine of New Jersey. Dr. Hirsch is a clinical professor of orthopedic surgery at Seton Hall School of Graduate Medical Education and Editor in Chief of New Jersey Medicine.

Robert S. Maurer, D.O., (67) Director since 1997. Dr. Maurer has been a member of the Board of Directors of the Underwriter since 1977. He has been a board-certified physician in Stratford, New Jersey, for more than five years. Dr. Maurer has been an Associate Professor of Clinical Family Medicine at UMDNJ-SOM since 1992. He is a member of the American Osteopathic Association, the American Osteopathic College of Family Practitioners, the American Osteopathic College of Rheumatology, the Middlesex County Osteopathic Society and the New Jersey Association of Osteopathic Surgeons and Physicians.

A. Richard Miskoff, D.O., (58) Director since 1997. Dr. Miskoff became a member of the Board of Governors of the Exchange in 1994. He has been a board-certified physician in Edison, New Jersey, for more than five years. Dr. Miskoff is a member of the American Osteopathic Association, the American Society of Clinical Oncologists, the American Society of Hematology and the New Jersey Association of Osteopathic Physicians. He is President of the Middlesex County Medical Society of Osteopathic Physicians.

Charles J. Moloney, M.D., (65) Director since 1997. Dr. Moloney became Assistant Secretary of the Board of Governors of the Exchange since 1979. He has been a board-certified physician in Moorestown, New Jersey, for more than five years. Dr. Moloney is a member of the American Academy of Pediatrics and the Medical Society of New Jersey.

Eileen Marie Moynihan, M.D., (47) Director since 1997. Dr. Moynihan became a member of the Board of Governors of the Exchange in 1995. She has been a board-certified rheumatologist in Woodbury, New Jersey for more than five years. In 1999, Dr. Moynihan joined Empire-New Jersey as Medical Director. From 1988 until 1999 she was the Medical Director of the Eastern District Office for XACT Medicare (Highmark, Inc.). She is a member of the Academy of Medicine of New Jersey, the American College of Rheumatology, the American Medical Association, the Camden County Medical Society and the New Jersey Rheumatism Association. Dr. Moynihan is also a member and treasurer of the Medical Society of New Jersey.

Fred M. Palace, M.D., (64) Director since 1997. Dr. Palace has been a member of the Board of Directors of the Underwriter since 1990. He has been a board-certified radiologist in Morristown, New Jersey, for more than five years with Morris Imaging Assoc., P.A. Dr. Palace is a member of the Medical Society of New Jersey.

Carl Restivo, Jr., M.D., (54) Director since 1997. Dr. Restivo has been a member of the Board of Directors of the Underwriter since 1997. He has been a board-certified physician in Jersey City, New Jersey, for more than five years. Dr. Restivo is a delegate for the New Jersey Chapter of the American Medical Association and a past president of the Arthritis Foundation. He is a past president of the Medical Society of New Jersey.

Gabriel F. Sciallis, M.D., (55) Director since 1997. Dr. Sciallis became Assistant Secretary of the Board of Governors of the Exchange in 1979. He has been a board-certified physician in Mercerville, New Jersey, for more than five years. He is a member of the American Academy of Dermatology, the Dermatology Society of New Jersey, the Medical Society of New Jersey, and the Mercer County Medical Association.

Martin L. Sorger, M.D., (65) Director since 1997. Dr. Sorger became a member of the Board of Governors of the Exchange in 1979. He has been a board-certified orthopedic physician in Glen Ridge, New Jersey, and a member of the Montclair Orthopedic Group for more than five years. Dr. Sorger is a member of the American Academy of Orthopedic Surgeons, the American Medical Association, the American College of Surgeons and a former member of its Board of Councilors, and a former member of the Alumni Council of the Columbia Medical School. He is a member of the executive committee of the New Jersey Orthopedic Society and a past president.

Bessie M. Sullivan, M.D., (58) Director since 1997. Dr. Sullivan became a member of the Board of Governors of the Exchange in 1992. She has been a board-certified physician in Edison, New Jersey, for more than five years with the Arthritis, Allergy & Immunology Center. Dr. Sullivan is a member of the American Medical Association, the American Rheumatism Association, a member and Secretary of the New Jersey Medical Society and a member of the Executive Committee of the Union County Medical Society.

                             Committee Memberships and Number of Meetings Held in 1999
                             ---------------------------------------------------------

                 Name                       Audit        Compensation        Executive        Nominating
                 ----                       -----        ------------        ---------        ----------
Angelo S. Agro, M.D.                         X(1)              X
Harry M. Carnes, M.D.                        X
Paul J. Hirsch, M.D.                                           X(1)              X                 X
Kenneth Koreyva                                                                  X
Vincent A. Maressa, Esq.                                       X                 X(1)
Eileen Marie Moynihan, M.D.                                                                        X
Carl Restivo, Jr., M.D.                                        X                                   X
Martin Sorger, M.D.                                                              X                 X(1)
Bessie M. Sullivan, M.D.                      X                X

Number of Meetings in 1999                    2                3                 2                 1

(1)  Chairman of Committee.

Executive Committee. The Executive Committee has the authority to exercise all powers of the Board of Directors between meetings of the Board, except in cases where action of the entire Board is required by the Company's Amended and Restated Certificate of Incorporation, the By-Laws or applicable law. The Executive Committee consists of four members, one of whom is required to be the Chairman of the Board of Directors.

Audit Committee. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its financial oversight responsibilities. In this capacity, the Audit Committee reviews the financial reports and other financial information provided by the Company to certain third parties; evaluates the Company's systems of internal controls regarding financial and accounting matters; evaluates the Company's financial reporting activities and the accounting standards and principles adopted by the Company; evaluates and monitors the Company's auditing, accounting and financial reporting processes generally; meets with the Company's independent auditors and recommends to the Board the independent auditors to be engaged by the Company. The Audit Committee currently consists of three members.

Compensation Committee. The Compensation Committee establishes remuneration levels for the Board of Directors, the Chief Executive Officer and, in consultation with the Chief Executive Officer, approves remuneration levels for the top five executives and other executive officers of the Company. The Compensation Committee also determines the terms of the more significant employee benefit programs and administers executive compensation programs, including the Company's bonus plans, equity-based programs and deferred compensation plans. The Chief Executive Officer of the Company, in consultation with other executives, establishes remuneration levels for other employees of the Company. The Compensation Committee currently has five members.

Nominating Committee. The Nominating Committee nominates candidates for election to the Board of Directors of the Company. The Nominating Committee currently has four members.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act generally requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). The Company became subject to the requirements of Section 16(a) on February 3, 1999. Regulations promulgated by the SEC require the Company to disclose in this Report on Form 10-K any reporting violations with respect to the 1999 fiscal year, which came to the Company's attention based on a review of the applicable filings required by the SEC to report such status as an officer or director or such changes in beneficial ownership as submitted to the Company. Based solely on review of such forms received by it,

Harry M. Carnes, M.D. and Thomas M. Redman are the only reporting persons to have made late filings under Section 16(a). Dr. Carnes filed a Form 5 on February 11, 2000, to report an acquisition of shares of the Company's Common Stock in December 1999, which should have been reported on a Form 4 by January 10, 2000. Mr. Redman filed an amended Form 3 on March 17, 2000, which should have been reported on the original Form 3 filed on November 10, 1999. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and their written representations that such reports accurately reflect all reportable transactions and holdings.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

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

(a) (3) and (c) The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number                               Description

2.1 Plan of Reorganization of Medical Inter-Insurance Exchange (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

2.2 Stock Purchase Agreement between The Medical Society of New Jersey and the MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

2.3 Amendment No. 1 to Stock Purchase Agreement between The Medical Society of New Jersey and the MIIX Group, Incorporated, dated as of September 20, 1998 (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

2.4 Amendment No. 2 to Stock Purchase Agreement between The Medical Society of New Jersey and The MIIX Group, Incorporated, dated as of December 21, 1998 (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

2.5 Resolution of the Medical Inter-Insurance Exchange of New Jersey Board of Governors amending the Plan of Reorganization (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

3.1 Restated Certificate of Incorporation of the MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

3.2 Bylaws of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.1 Lease Between the Medical Society of New Jersey and New Jersey State Medical Underwriters, Inc. dated June 29, 1981 (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.2 Extension of Lease between the Medical Society of New Jersey and New Jersey State Medical Underwriters, dated July 7, 1999.

10.3 Lease Between Princeton Pike Corporate Center Associates IV and Physician Healthcare Plan of New Jersey Inc. dated May 24, 1991 and assigned to New Jersey State Medical Underwriters, Inc. on February 11, 1997 (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.4 Specific Excess Reinsurance Contract, effective January 1, 1997, among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; Hannover Ruckversicherungs; Underwriters Reinsurance Company; Kemper Reinsurance Company; and London Life and Casualty Reinsurance Corporation (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.5 Specific Excess Reinsurance Contract, effective January 1, 1997, between Medical Inter-Insurance Exchange of New Jersey and American Re-Insurance Company (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.6 Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1996, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.,; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; London Life and Reinsurance Corporation; and Lawrenceville Re, Ltd. (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.7 Specific Excess Reinsurance Contract, effective January 1, 1996 and terminated December 31, 1996, among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; Hannover Ruckversicherungs; Underwriters Reinsurance Company; American Re-Insurance Company; Kemper Reinsurance Company; and London Life and Casualty Reinsurance Corporation (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.8 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1996 among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; Eisen und Stahl Reinsurance (Ireland) Ltd.; London Life and Casualty Reinsurance Corporation; and Scandinavian Reinsurance Company, Ltd.; and Lawrenceville Re, Ltd. (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.9 Specific Excess Reinsurance Contract, effective January 1, 1995 and terminated December 31, 1995 among Medical Inter-Insurance Exchange of New Jersey and Swiss Reinsurance Company; Hannover Ruckversicherungs; Underwriters Reinsurance Company; and PMA Reinsurance Corporation (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No.
         333-59371)).

10.10 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1995 among Medical Inter-Insurance Exchange of New Jersey and Hanover Reinsurance (Ireland) Ltd.; Eisen und Stahl Reinsurance (Ireland) Ltd.; London Life and Casualty Reinsurance Corporation; and Scandinavian Reinsurance Company Ltd. (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.11 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1994 among Medical Inter-Insurance Exchange of New Jersey and Scandinavian Reinsurance Company Ltd.; Hannover Reinsurance (Ireland) Ltd.; and Eisen und Stahl Reinsurance (Ireland) Ltd. (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.12 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective January 1, 1993 among Medical Inter-Insurance Exchange of New Jersey and Scandinavian Reinsurance Company Ltd.; Hannover Reinsurance (Ireland) Ltd.; and Eisen und Stahl Reinsurance (Ireland) Ltd. (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.13 Combined Aggregate and Casualty Catastrophe Excess of Loss Reinsurance Treaty, effective December 15, 1992 among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; and Eisen und Stahl Reinsurance (Ireland) Ltd. (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.14 Amended and Restated 1998 Long Term Incentive Equity Plan of The MIIX Group, Incorporated.

10.15* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Kenneth Koreyva.

10.16* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Patricia A. Costante.

10.17* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Edward M. Grab.

10.18* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Joseph J. Hudson.

10.19* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Lisa Kramer.

10.20* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Thomas M. Redman.

10.21* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Daniel G. Smereck.

10.22* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Daniel Goldberg (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.23* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Kenneth Koreyva.

10.24* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Patricia A. Costante.

10.25* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Edward M. Grab.

10.26* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Joseph Hudson (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.27* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Lisa Kramer.

10.28* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Thomas M. Redman.

10.29* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Daniel G. Smereck (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.30* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999 by and between New Jersey State Medical Underwriters, Inc. and Kenneth M. Koreyva.

10.31* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Patricia
         A. Costante.

10.32* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Edward M. Grab.

10.33* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Joseph J. Hudson.

10.34* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Lisa Kramer.

10.35* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Thomas M. Redman.

10.36* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Daniel G. Smereck.

10.41 Addendum No. 2 to the Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective November 1, 1998, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd.; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; London Life and Casualty Reinsurance Corporation; Lawrenceville Re, Ltd.; and European Reinsurance Company of Zurich (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999 (file no. 001-14593)).

10.42 Addendum No. 3 to the Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective January 1, 1999, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich(incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999 (file no. 001-14593)).

10.43 Addendum No. 4 to the Combined Quota Share, Aggregate and Specific Excess of Loss Reinsurance Treaty, effective January 1, 1999, among Medical Inter-Insurance Exchange of New Jersey and Hannover Reinsurance (Ireland) Ltd; E&S Reinsurance (Ireland) Ltd.; Underwriters Reinsurance Company (Barbados) Inc.; and European Reinsurance Company of Zurich(incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999 (file no. 001-14593)).

10.44 Excess Cession and Event Reinsurance Contract, effective January 1, 1999, among Medical Inter-Insurance Exchange and Hannover Ruckversicherungs-Aktiengesellschaft; and Swiss Reinsurance Company (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999 (file no. 001-14593)).

10.45 Excess Cession and Event Reinsurance Contract, effective January 1, 1999, between Medical Inter-Insurance Exchange and American Re-Insurance Company (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999 (file no. 001-14593)).

10.46 Draft Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and Hannover Ruckversicherungs-Aktiengesellschaft.

10.47 Draft Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and Swiss Reinsurance Company.

10.48 Draft Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and American Re-insurance Company.

10.49 Draft Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and Hannover Reinsurance (Ireland) Ltd.

10.50 Draft Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and E+S Reinsurance (Ireland) Ltd.

10.51 Draft Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and Swiss Reinsurance Company.

11 No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

21.1 Subsidiaries of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

27.1     Financial Data Schedules.

*        Represents a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1999, a Current Report on Form 8-K dated December 16, 1999 was filed by the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE MIIX GROUP, INCORPORATED

                          By:      /s/ KENNETH KOREYVA
                               ---------------------------------------
                                           Kenneth Koreyva
                               President and Chief Executive Officer

                                        March 22, 2000


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent A. Maressa, Esq. and Kenneth Koreyva, each and individually, his or her attorneys-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign each amendment to this Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each such attorney-in-fact, or his agent or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Name                               Title                                       Date
                  ----                               -----                                       ----
/s/ KENNETH KOREYVA                         President, Chief Executive
---------------------------                 Officer and Director
Kenneth Koreyva                             (principal executive officer)                  March 22, 2000


/s/ THOMAS REDMAN                           Senior Vice President and
----------------------------                Chief Financial Officer
Thomas Redman                               (principal financial and
                                            accounting officer)                            March 22, 2000


/s/ ANGELO S. AGRO                          Director
----------------------------
Angelo S. Agro, M.D.                                                                       March 22, 2000


/s/ HARRY M. CARNES                         Director
----------------------------
Harry M. Carnes, M.D.                                                                      March 22, 2000

/s/ PAUL J. HIRSCH                          Director
----------------------------
Paul J. Hirsch, M.D.                                                                       March 22, 2000


/s/ VINCENT A. MARESSA                      Director
----------------------------
Vincent A. Maressa, Esq.                                                                   March 22, 2000


/s/ ROBERT S. MAURER                        Director
----------------------------
Robert S. Maurer, D.O.                                                                     March 22, 2000


/s/ A. RICHARD MISKOFF                      Director
----------------------------
A. Richard Miskoff, D.O.                                                                   March 22, 2000


/s/ CHARLES J. MOLONEY                      Director
----------------------------
Charles J. Moloney, M.D.                                                                   March 22, 2000


/s/ EILEEN MARIE MOYNIHAN                   Director
----------------------------
Eileen Marie Moynihan, M.D.                                                                March 22, 2000


/s/ CARL RESTIVO, JR.                       Director
----------------------------
Carl Restivo, Jr., M.D.                                                                    March 22, 2000


/s/ GABRIEL F. SCIALLIS                     Director
----------------------------
Gabriel F. Sciallis, M.D.                                                                  March 22, 2000


/s/ MARTIN L. SORGER                        Director
----------------------------
Martin L. Sorger, M.D.                                                                     March 22, 2000


/s/ BESSIE M. SULLIVAN                      Director
----------------------------
Bessie M. Sullivan, M.D.                                                                   March 22, 2000

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                              PAGE
                                                                                              ----
Report of Independent Auditors................................................................F- 2
Consolidated Balance Sheets as of December 31, 1999 and 1998..................................F- 3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997............................................................F- 4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999.....................................................................F- 5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997...........................................................F- 6
Notes to Consolidated Financial Statements....................................................F- 7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties..............................................................F-22
Schedule II  - - Condensed Financial Information of Registrant................................F-23



(ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE OMITTED FOR THE REASON THAT THEY ARE NOT APPLICABLE OR THE INFORMATION IS OTHERWISE CONTAINED IN THE FINANCIAL STATEMENTS).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The MIIX Group, Incorporated

We have audited the accompanying consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MIIX Group, Incorporated and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

                                            ERNST & YOUNG LLP

New York, New York
March 22, 2000

                          THE MIIX GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Securities available-for-sale:
  Fixed-maturity investments, at fair value (amortized cost:
     1999 -- $1,131,931; 1998 -- $1,041,192)................  $1,077,806    $1,057,739
  Equity investments, at fair value (cost: 1999 -- $13,169;
     1998 -- $3,159).... ...................................      12,394         3,159
  Short-term investments, at cost which approximates fair
     value..................................................      92,743       104,800
                                                              ----------    ----------
          Total investments.................................   1,182,943     1,165,698
Cash........................................................       2,574         1,408
Accrued investment income...................................      14,319        13,563
Premium receivable, net.....................................      17,920        23,876
Reinsurance recoverable on unpaid losses....................     406,409       325,795
Prepaid reinsurance premiums................................      27,646        26,921
Reinsurance recoverable on paid losses, net.................         236           724
Deferred policy acquisition costs...........................       3,165         2,810
Due from Attorney-in-Fact...................................           0         3,949
Deferred income taxes.......................................      69,733        34,731
Net investment in direct financing leases...................      25,522             0
Other assets................................................      86,691        74,787
                                                              ----------    ----------
          Total assets......................................  $1,837,158    $1,674,262
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses..................  $1,053,597    $  951,659
Unearned premiums...........................................      75,433        54,139
Premium deposits............................................      27,913        28,392
Funds held under reinsurance treaties.......................     271,637       228,148
Payable for securities......................................         205        34,115
Notes payable and other borrowings..........................      16,461             0
Other liabilities...........................................      73,208        54,966
                                                              ----------    ----------
          Total liabilities.................................  $1,518,454    $1,351,419
                                                              ----------    ----------


STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares
   authorized, no shares issued and outstanding.............  $        0    $        0
Common stock, $.01 par value, 100,000,000 shares
   authorized, 16,469,939 shares issued, 15,258,567
   shares outstanding.......................................         165             0
Additional paid-in capital..................................      52,942             0
Retained earnings...........................................     328,897       312,087
Treasury stock, at cost (1999 - 1,236,809 shares)...........     (19,249)            0
Stock purchase loans and unearned stock compensation........      (4,934)            0
Accumulated other comprehensive income (loss)...............     (39,117)       10,756
                                                              ----------    ----------
      Total stockholders' equity............................  $  318,704    $  322,843
                                                              ----------    ----------
      Total liabilities and stockholders' equity............  $1,837,158    $1,674,262
                                                              ==========    ==========


                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUES
Net premiums earned........................................  $187,845    $162,501    $123,330
Net investment income......................................    75,661      65,107      53,892
Realized investment gains (losses).........................    (6,770)     36,390      10,296
Other revenue..............................................     8,323         891       2,884
                                                             --------    --------    --------
          Total revenues...................................   265,059     264,889     190,402
EXPENSES
Losses and loss adjustment expenses........................   174,986     155,868     120,496
Underwriting expenses......................................    42,618      42,063      25,415
Funds held charges.........................................    14,338      13,420      13,361
Other expenses.............................................     3,333           0           0
Restructuring charge.......................................     2,409           0           0
Impairment of capitalized system development costs.........         0      12,656           0
                                                             --------    --------    --------
          Total expenses...................................   237,684     224,007     159,272
Income before income taxes.................................    27,375      40,882      31,130
Provision for income taxes.................................     6,617      11,154       2,006
                                                             --------    --------    --------
Net income.................................................  $ 20,758    $ 29,728    $ 29,124
                                                             ========    ========    ========
Basic earnings per share of common stock (see Note 16).....    $1.54       $2.47       $2.42
                                                               =====       =====       =====

Diluted earnings per share of common stock (see Note 16)...    $1.53       $2.47       $2.42
                                                               =====       =====       =====

Dividend per share of common stock.........................    $0.10       $   0       $   0
                                                               =====       =====       =====




                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Three Years Ended December 31, 1999
                      (In thousands, except share amounts)



                                           Number
                                            of
                                           Shares                Additional
                                            Out-      Common       Paid-In     Retained
                                           standing    Stock      Capital     Earnings
                                           --------    -----      -------     --------
 Balance at January 1, 1997.......              0     $     0      $     0     $253,235
   Net income.....................                                               29,124
   Other comprehensive income,
      net of tax:
      Unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes
                                       ----------      ------      -------     --------
 Balance at December 31, 1997.....              0           0            0      282,359
   Net income.....................                                               29,728
   Other comprehensive income,
      net of tax:
      Unrealized depreciation on
        securities available-for-
        sale, net of deferred taxes
                                       ----------      ------      -------     --------
 Balance at December 31, 1998.....              0           0            0      312,087
   Net income.....................                                               20,758
   Other comprehensive income,
      net of tax:
      Unrealized depreciation on
        securities available-for-
        sale, net of deferred taxes
   Shares issued to distributees..     11,854,033         119                      (119)
   Proceeds from initial public
      offering, net of offering and
      reorganization costs........      3,450,000          35       37,315
   Acquisition of Underwriter.....        814,815           8       10,992
    Shares issued for execution of
      stock purchase and loan
      agreements..................        351,091           3        4,635
   Purchase of treasury stock.....     (1,236,809)
   Cash dividends to stockholders.                                              (1,560)
   Cash issued to distributees, in
      lieu of common stock........                                              (2,269)
   Restricted stock grants and
      unearned stock compensation.         25,437
                                       ----------      ------      -------     --------
 Balance at December 31, 1999.....     15,258,567      $  165      $52,942     $328,897
                                       ==========      ======      =======     ========
                                                        Stock
                                                       Purchase
                                                         Loans     Accumulated
                                                          and         Other
                                                       Unearned    Comprehensive    Total
                                        Treasury         Stock       Income       Stockholders'
                                         Stock       Compensation    (Loss)        Equity
                                         -----       ------------    ------        ------
 Balance at January 1, 1997.......        $       0    $      0     $  9,077      $262,312
   Net income.....................                                                  29,124
   Other comprehensive income,
      net of tax:
      Unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes                                   18,538        18,538
                                           --------     -------     --------      --------

 Balance at December 31, 1997.....                0           0       27,615       309,974
   Net income.....................                                                  29,728
   Other comprehensive income,
      net of tax:
      Unrealized depreciation on
        securities available-for-
        sale, net of deferred taxes                                  (16,859)      (16,859)
                                           --------     -------     --------      --------

 Balance at December 31, 1998.....                0           0       10,756       322,843
   Net income.....................                                                  20,758
   Other comprehensive income,
      net of tax:
      Unrealized depreciation on
        securities available-for-
        sale, net of deferred taxes                                  (49,873)      (49,873)
   Shares issued to distributees..                                                       0
   Proceeds from initial public
      offering, net of offering and
      reorganization costs........                                                  37,350
   Acquisition of Underwriter.....                                                  11,000
    Shares issued for execution of
      stock purchase and loan
      agreements..................                       (4,728)                       (90)
   Purchase of treasury stock.....          (19,249)                               (19,249)
   Cash dividends to stockholders.                                                  (1,560)
   Cash issued to distributees, in
      lieu of common stock........                                                  (2,269)
   Restricted stock grants and
      unearned stock compensation.                         (206)                      (206)
                                           --------     -------     --------      --------

 Balance at December 31, 1999.....         $(19,249)    $(4,934)    $(39,117)     $318,704
                                           ========     =======     ========      ========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................  $   20,758    $  29,728    $  29,124
Adjustments to reconcile net income to net cash
  provided by operating activities (net of balances
  acquired):
    Unpaid losses and loss adjustment expenses.........     73,653       74,938       81,272
    Unearned premiums..................................     21,272       33,253       12,588
    Premium deposits...................................       (479)       7,368      (16,224)
    Premium receivable, net............................      5,956      (19,059)        (271)
    Reinsurance balances, net..........................    (37,362)     (14,645)     (14,649)
    Deferred policy acquisition costs..................       (355)      (2,710)         351
    Realized (gains) losses............................      6,770      (36,390)     (10,296)
    Depreciation, accretion and amortization...........     (2,662)        (980)      (1,029)
    Deferred income taxes .............................    (10,110)      (7,957)      (1,417)
    Due from Attorney-in-Fact..........................       (594)      (3,258)      (3,687)
    Impairment of capitalized system development costs.          0       12,656            0
    Accrued investment income..........................       (708)      (3,239)        (142)
    Net investment in direct financing leases..........        961            0            0
    Other assets.......................................     25,582        3,158       (8,526)
    Other liabilities..................................      4,743       19,831       (2,461)
                                                          ---------    ---------    ---------
Net cash provided by operating activities..............    107,425       92,694       64,633
                                                          =========    =========    =========
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales..........    856,302      664,988      228,005
Proceeds from fixed-maturity investments matured,
  called, or prepaid...................................     97,278      112,473      120,034
Proceeds from equity investment sales..................      1,553      105,789       24,249
Cost of investments acquired........................... (1,055,237)    (976,889)    (444,168)
Purchase of Underwriter (net of cash acquired).........       (198)           0            0
Realized loss on equity collar termination.............          0      (14,000)           0
Change in short-term investments, net..................     13,079      (19,655)       1,085
Net receivable/payable for securities..................    (30,496)      31,131         (430)
                                                          ---------     --------     --------
Net cash used in investing activities..................   (117,719)     (96,163)     (71,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of
  offering and reorganization costs.....................    37,350            0            0
Net proceeds from notes payable and other borrowings....    (2,804)           0            0
Purchase of treasury stock..............................   (19,249)           0            0
Cash dividends to stockholders..........................    (1,560)           0            0
Cash in lieu of stock paid to distributees..............    (2,269)           0            0
Subordinated loan certificates redeemed.................        (8)           0            0
                                                           -------      -------      -------
Net cash provided by financing activities...............    11,460            0            0
Net change in cash......................................     1,166       (3,469)      (6,592)
Cash at beginning of year...............................     1,408        4,877       11,469
                                                           -------      -------      -------
Cash at end of year..................................... $   2,574    $   1,408    $   4,877
                                                         =========    =========    =========


                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND RELATED MATTERS

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated (the "MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), which assumed all of the residual assets and liabilities and ongoing business of Medical Inter-Insurance Exchange of New Jersey (the "Exchange") in the reorganization of the Exchange, Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and, from August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company").

On August 4, 1999, the reorganization of the Exchange was consummated according to a Plan of Reorganization adopted by the Board of Governors of the Exchange on October 15, 1997 and approved by members of the Exchange at a special meeting held on March 17, 1999 and by the Commissioner of the New Jersey Department of Banking and Insurance ("the Commissioner"). The Plan of Reorganization included several key components, including: formation of The MIIX Group to be the ultimate parent company for the Company; the transfer of assets and liabilities held by the Exchange to MIIX, formed for that purpose; acquisition of the Underwriter; distribution of shares of The MIIX Group common stock and/or cash to current and former members of the Exchange ("distributees") as defined in the Plan of Reorganization; and dissolution of the Exchange. In connection with the reorganization, 11,854,033 shares of The MIIX Group common stock were issued to distributees and 814,815 shares were issued to the Medical Society of New Jersey plus $100,000 in cash in exchange for all common stock of the Underwriter. The reorganization was accounted for at historical cost as the transfers of assets and liabilities described above were between entities under common control. The acquisition of the Underwriter was accounted for using the purchase method and gave rise to $7.8 million of goodwill.

The MIIX Group sold three million shares of its common stock in an underwritten public offering ("the Offering") that closed on August 4, 1999. Of the offered shares, 90,000 were reserved for sale and subsequently sold at the Offering Price ($13.50 per share), to officers and employees of the Company. On August 11, 1999, an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the Offering underwriting agreement. The net proceeds of the Offering were approximately $37.3 million, consisting of gross proceeds of $46.5 million less reorganization and offering costs of $9.2 million.

During August 1999, The MIIX Group approved a stock repurchase program authorizing the purchase of up to one million shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional two million shares. Through December 31, 1999, 1,236,809 shares had been repurchased at a total cost of $19.2 million.

The Company provides a wide range of insurance products to the medical profession and health care institutions. The primary business of the Company is medical professional liability insurance and it issues claims made, modified claims made with prepaid extended reporting endorsements, and occurrence basis policies. Seventy-four percent and 73% of the Company's direct premiums during 1999 and 1998, respectively, were written in two states.

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") which differs from statutory accounting practices prescribed or permitted by regulatory authorities (see Note 9). The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

                          THE MIIX GROUP, INCORPORATED

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries, MIIX and, from August 4, 1999, the Underwriter. MIIX owns 100% of LHI, a property and casualty insurance holding company, which owns 100% of LP&C and MIIX New York. The Underwriter's principal wholly-owned subsidiaries include Medical Brokers, Inc., an insurance agency, Pegasus Advisors, Inc., a reinsurance intermediary, Hamilton National Leasing Corporation, a leasing company, MIIX Healthcare Group, a healthcare consulting firm, and Lawrenceville Re. Ltd., a Bermuda-domiciled reinsurance company. All significant intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Investments

The Company has designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The Company has no securities classified as "trading" or "held-to-maturity." Investments are recorded at the trade date.

Changes in fair values of available-for-sale securities, after adjustment of deferred income taxes, are reported as unrealized appreciation or depreciation directly in equity as a component of other comprehensive income.

For the loan-backed bonds, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of securities. Prepayment assumptions are obtained from both proprietary and broker/dealer estimates and are consistent with the current interest rate and economic environment. When actual prepayments differ significantly from anticipated prepayments, which are assessed periodically, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the security is adjusted through net investment income to the amount that would have existed had the new effective yield been applied since the acquisition of the security.

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

Premium Receivable

Premium receivable is net of an allowance for doubtful accounts as of December 31, 1999 and 1998 of $781,207 and $455,000, respectively. Amounts charged to expense in 1999, 1998 and 1997 were $17,000, ($172,000) and $627,000, respectively.

Reinsurance Recoverable on Paid Losses

Reinsurance recoverable on paid losses at both December 31, 1999 and 1998 is net of an allowance of $1,300,000.

Deferred Policy Acquisition Costs

Policy acquisition costs, (primarily commissions, premium taxes and other selling expenses) which vary with and are directly related to the production of business, are capitalized and amortized over the effective period of the related policies. Anticipated investment income is considered in determining if premium deficiencies exist.

                          THE MIIX GROUP, INCORPORATED

Intangible Assets

Intangible assets consist primarily of goodwill, resulting from the acquisition of subsidiaries. Goodwill is amortized over 15 years.

Software Development Costs

Costs incurred in the development of software used for Company operations are capitalized and amortized over a useful life ranging from three to five years.

Losses and Loss Adjustment Expenses

Estimates for unpaid losses and loss adjustment expenses are based on the Company's evaluation of reported claims and actuarial analyses of the Company's operations since its inception, including assumptions regarding expected ultimate losses and reporting patterns, and estimates of future trends in claim severity and frequency. The Company's philosophy is to have a disciplined process consistently applied in setting and adjusting loss and LAE reserves. Although variability is inherent in such estimates, recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. Changes in the Company's estimate of ultimate claim costs are recognized in the period in which the Company's estimate of those ultimate costs is changed. These estimates are reviewed regularly and any adjustments to prior year reserves are reflected in current year operating results.

The Company offered pure occurrence coverage from 1977 through 1986 and a form of occurrence coverage, "modified claims made" from 1987 to the present through its Permanent Protection Plan ("PPP") policy. The PPP policy provides coverage for claims reported during the policy period as well as, under the extended reporting endorsement, claims reported after the termination of the policy (for any reason), and thus is reserved on an occurrence basis. The Company also offers traditional claims-made and occurrence coverages, which are reserved on a claims-made or occurrence basis, as appropriate.

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

All reinsurance contracts are accounted for in accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", which provides the criteria for determining whether the contracts should be accounted for utilizing reinsurance accounting or deposit accounting. Reinsurance contracts that do not satisfy certain requirements of SFAS No. 113 are accounted for using the deposit method. Recorded deposits are initially established based on the consideration paid less any fees which are expensed in accordance with the contract terms. Subsequent adjustments to the deposit are measured based on the present value of the expected future cash flows arising from the contract.

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

                          THE MIIX GROUP, INCORPORATED

Reclassification

Certain prior year amounts have been reclassified to be comparable to the 1999 presentation.

Cash Flow Reporting

For purposes of reporting cash flows, cash consists of amounts held at banks, cash in money market accounts and time deposits with original maturities of three months or less.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and board members with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations because the Company believes the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the dates of grant, no compensation expense is recognized.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with SFAS No.
128. Earnings per share through August 4, 1999 and for the periods ended December 31, 1998 and 1997 gives effect to the reorganization and allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members on August 4, 1999.

Segment Information

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. Adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

3.       LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                          THE MIIX GROUP, INCORPORATED

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Balance as of January 1, net of reinsurance recoverable of
  $325.8 million, $270.7 million, and $221.7 million,
  respectively............................................. $  625,864    $605,990    $573,700

Net reserves acquired in acquisition of the Underwriter....      8,286           0           0

Incurred related to:
  Current year.............................................    189,000     157,952     120,496
  Prior years..............................................    (14,014)     (2,084)          0
                                                               --------    --------    -------
Total incurred.............................................    174,986     155,868     120,496
Paid related to:
  Current year.............................................      4,589       1,328       3,930
  Prior years..............................................    157,359     134,666      84,276
                                                              --------    --------    --------
Total paid.................................................    161,948     135,994      88,206
                                                              --------    --------    --------
Balance as of December 31, net of reinsurance
  recoverable..............................................    647,188     625,864     605,990
Reinsurance recoverable....................................    406,409     325,795     270,731
                                                             ---------    --------    --------
Balance, gross of reinsurance.............................. $1,053,597    $951,659    $876,721
                                                            ==========    ========    ========

The Company increased prior year gross reserves in the amounts of $16.5 million, $3.8 million and $0.2 million during 1999, 1998 and 1997, respectively. At December 31, 1999, 1998 and 1997, reserves for gross losses and loss adjustment expenses on incurred but not reported claims amounted to $640.1 million, $623.8 million, and $591.2 million, respectively, of which $444.7 million, $436.3 million and $430.3 million related to prior years.

Loss and loss adjustment expense reserve estimates have been reviewed regularly and adjusted where judged prudent to do so. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and, as a rule, take several years to adjust, settle or litigate. In addition, general long term trends impacting ultimate reserve values such as changes in liability standards and expanding views of contract interpretation increase the uncertainty. While certain individual cases were settled during 1999, 1998 and 1997 at values more or less than specific case reserve amounts established in prior years, there were no overall indications that prior established best estimates, including the significant portion of reserves for incurred but not reported claims, should be adjusted beyond the amounts recorded.

The Company maintains aggregate excess reinsurance contracts that provide coverage, above aggregate retentions for most losses and allocated loss adjustment expenses. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and allocated loss adjustment expenses on subject business at a constant level as long as losses and allocated loss adjustment expenses remain within the coverage limits, which occurred for the years ended December 31, 1999, 1998 and 1997. The adjustments to net reserves in 1999 and 1998 generally resulted from favorable development of older accident year gross occurrence and modified claims made gross reserves, which are not covered by aggregate reinsurance contracts, offset by unfavorable development on recent accident year gross claims made reserves, which are largely covered by aggregate reinsurance contracts.

4.       RELATED PARTY TRANSACTIONS

The Company held a note receivable of $2.6 million and $2.8 million, included in other assets, at December 31, 1999 and 1998, respectively, from the Medical Society of New Jersey, collateralized by the building in which the Company maintains its home office. The note provides for monthly payments of $40,000, which includes interest at 9.05% until September 1, 2004 and reduced payments thereafter until June 1, 2009. In addition, the Company made contributions to the Medical Society of New Jersey in 1999, 1998 and 1997.

Management services agreements between the Company's insurance subsidiaries and the Underwriter provide, among other things, that the Underwriter is responsible for

                          THE MIIX GROUP, INCORPORATED
the administration and management of the Company's insurance operations. In exchange for the services provided, fees are paid to the Underwriter which equal the actual direct expenses incurred by the Underwriter in performing the services. Expenses incurred by the Underwriter and reimbursed by the Company's insurance subsidiaries through August 4, 1999, the date the Company purchased the Underwriter, amounted to $18.7 million in 1999, $30.6 million in 1998 and $22.7 million in 1997.

5.       INVESTMENTS

The Company's investment strategy focuses primarily on the purchase of intermediate-term, investment-grade securities along with a modest allocation to below investment-grade (i.e., high yield) fixed maturity investments not to exceed 7.5% of invested assets. At December 31, 1999 and 1998, the average credit quality of the fixed income portfolio was AA-. The portfolio does not include any investments in real estate.

The actual or amortized cost and estimated market value of the Company's available-for-sale securities as of December 31, 1999 and 1998 were as follows:

                                                                GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED     -----------------      MARKET
                                                     COST        GAINS     LOSSES      VALUE
                                                  ----------    -------    ------    ----------
                                                                  (IN THOUSANDS)
1999
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..........  $  107,044    $    98   $ 5,649    $  101,493
Obligations of states and political
  subdivisions..................................     162,078        102     6,987       155,193
Foreign securities -- U.S. dollar denominated...      35,619        547     2,021        34,145
Corporate securities............................     350,897        752    19,508       332,141
Mortgage-backed and other asset-backed
  securities....................................     476,293        111    21,570       454,834
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,131,931      1,610    55,735     1,077,806
Equity investments..............................      13,169        259     1,034        12,394
                                                  ----------    -------   -------    ----------
          Total investments.....................  $1,145,100    $ 1,869   $56,769    $1,090,200
                                                  ==========    =======   =======    ==========
1998
U.S. Treasury securities and obligations of U.S.
  government corporations and agencies..........  $  119,083    $ 4,451   $   270    $  123,264
Obligations of states and political
  subdivisions..................................     176,798      8,420         2       185,216
Foreign securities -- U.S. dollar denominated...      15,694        352       918        15,128
Corporate securities............................     322,477      6,874     5,021       324,330
Mortgage-backed and other asset-backed
  securities....................................     407,140      4,415     1,754       409,801
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,041,192     24,512     7,965     1,057,739
Equity investments..............................       3,159         --        --         3,159
                                                  ----------    -------   -------    ----------
          Total investments.....................  $1,044,351    $24,512   $ 7,965    $1,060,898
                                                  ==========    =======   =======    ==========

The fair values for fixed maturity investments are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices and quantitative estimates of management for non-traded securities.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1999 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          THE MIIX GROUP, INCORPORATED

                                                                            ESTIMATED
                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ---------
                                                                   (IN THOUSANDS)
Due in one year or less.....................................  $   21,394   $   21,374
Due after one year through five years.......................     103,736      100,527
Due after five years through ten years......................     225,811      214,376
Due after ten years.........................................     304,698      286,695
Mortgage-backed and other asset-backed securities...........     476,292      454,834
                                                              ----------   ----------
          Total.............................................  $1,131,931   $1,077,806
                                                              ==========   ==========

Major categories of the Company's net investment income are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Fixed maturity investments............................  $69,845    $59,037    $49,241
Equity investments....................................      436        878      1,678
Short-term investments................................    6,472      7,376      4,925
Other.................................................      503        361        775
                                                        -------    -------    -------
          Subtotal....................................   77,256     67,652     56,619
Investment expenses...................................    1,595      2,545      2,727
                                                        -------    -------    -------
Net investment income.................................  $75,661    $65,107    $53,892
                                                        =======    =======    =======

Realized gains and losses from sales of investments are summarized as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Fixed maturity investments
  Gross realized gains................................  $ 4,950    $13,084    $ 2,803
  Gross realized losses...............................  (11,358)     1,052      1,158
                                                        -------    -------    -------
Net realized gains on fixed maturity investments......   (6,408)    12,032      1,645
Equity investments
  Gross realized gains................................      138     38,823      8,719
  Gross realized losses...............................     (500)       465         68
                                                        -------    -------    -------
Net realized gains (losses) on equity investments.....     (362)    38,358      8,651
                                                        -------    -------    -------
Net realized losses on equity collar investments......        0     14,000          0
                                                        -------    -------    -------
Net realized gains (losses) on investments............  $(6,770)   $36,390    $10,296
                                                        =======    =======    =======

The net realized gains on equity investments for the year ended December 31, 1998 resulted from the Company's decision to liquidate substantially all of its equity investments during the third quarter of 1998.

The change in the Company's unrealized appreciation (depreciation) on fixed maturity investments was $(70,672), $(3,377) and $17,856 for the years ended December 31, 1999, 1998 and 1997, respectively. The corresponding amounts for equity investments were $(775), $(22,560) and $10,664.

At December 31, 1999 and 1998, investments in fixed maturity investments with a carrying amount of approximately $10.4 million and $10.1 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

                          THE MIIX GROUP, INCORPORATED

6.       REINSURANCE

Certain premiums, losses and loss adjustment expenses are ceded to other insurance companies under various reinsurance agreements in-force during 1999, 1998 and 1997. These reinsurance agreements protect the underwriting and operating results from unexpected increases in frequency, severity, and acceleration of the payments of losses and loss adjustment expenses, and contain the following significant terms:

                               COVERAGE                      COVERAGE
              CONTRACT           TYPE         RETENTION        LIMIT                 OTHER
1999     Specific Excess      Per loss     $10 million       $65 million     No aggregate deductible

1999     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

1998     Specific Excess      Per loss     $2-$3 million     $48 million     Aggregate deductible

1998     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

1997     Specific Excess      Per loss     $2-$3 million     $38 million     Aggregate deductible

1997     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio


In addition, in 1992, the Company entered into a combined aggregate and specific excess of loss contract covering losses and ALAE which occurred on or before December 31, 1992. This contract was accounted for using deposit accounting on a GAAP basis. On September 30, 1999 the Company commuted this contract at no gain or loss. At December 31, 1998 the net deposit related to this contract was $0.

The effect of assumed and ceded reinsurance on premiums is summarized in the following table (dollars in thousands):

                               1999                    1998                    1997
                       --------------------    --------------------    --------------------
                       WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                       --------    --------    --------    --------    --------    --------
Direct...............  $244,426    $222,898    $230,314    $195,591    $162,430    $150,099
Assumed..............    12,674      12,909       1,543       3,015      15,478      15,568
Ceded................   (53,682)    (47,962)    (37,685)    (36,105)    (44,522)    (42,337)
                       --------    --------    --------    --------    --------    --------
Net premiums.........  $203,418    $187,845    $194,172    $162,501    $133,386    $123,330
                       ========    ========    ========    ========    ========    ========

During 1999, 1998 and 1997, approximately $96.1 million, $62.4 million, and $68.9 million, respectively, of losses and loss adjustment expenses were ceded to reinsurers.

The Company remains liable in the event that amounts recoverable from reinsurers are uncollectible. To minimize its exposure to losses from reinsurer insolvencies, the Company enters into reinsurance arrangements with carriers rated "A" or better by A.M. Best. At December 31, 1999 and 1998, the Company held collateral under related reinsurance agreements for all unpaid losses and loss adjustment expenses ceded in the form of funds withheld of $271.6 million and $228.1 million and letters of credit of $178.7 million and $143.0 million, respectively.

In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as a period expense in the year incurred. There are currently no restrictions on investments held in support of funds withheld.

7.       RETIREMENT PLANS

Costs associated with the Company's retirement plans in 1997 through August 4, 1999 were charged to the Company by the Underwriter as part of its management fee.

The Company has a contributory 401(k) Retirement Savings Plan which covers substantially all employees. The Company currently contributes 50% of the first 6% of compensation contributed by participants. Employer contributions for the years ended December 31, 1999, 1998 and 1997 totaled $344,852, $278,359 and
$258,324, respectively.

                          THE MIIX GROUP, INCORPORATED

The Company also provides a noncontributory defined benefit pension plan covering substantially all its employees.

The net periodic pension expense consists of the following components:


                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        ------     ------     ------
                                                               (IN THOUSANDS)
Service cost..........................................  $  789     $  702     $  560
Interest cost.........................................     568        508        416
Actual return on plan assets..........................     675        701     (1,158)
Amortization of:
   Transition obligation (asset)......................     (22)       (22)       (22)
   Actuarial loss.....................................    (126)      (197)       239
                                                       -------     ------     ------
Net periodic pension expense..........................  $1,884     $1,692     $   35
                                                        ======     ======     ======

The following table sets forth the funding status of the plan:

                                                       YEAR ENDED DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
                                                            (IN THOUSANDS)
Change in Benefit Obligation
Net benefit obligation at beginning of year...........  $ 9,427     $ 6,737
Service cost..........................................      789         702
Interest cost.........................................      568         508
Actuarial loss........................................   (2,872)      1,540
Gross benefits paid...................................      (89)        (60)
                                                        -------     -------
Net benefit obligation at end of year.................  $ 7,823     $ 9,427
                                                        -------     --------

Change in Plan Assets
Fair value of plan assets at beginning of year........  $ 9,858     $ 8,718
Actual return on plan assets..........................      675         700
Employer contributions................................      363         500
Gross benefits paid...................................      (89)        (60)
                                                        -------     -------
Fair value of plan assets at end of year..............  $10,807     $ 9,858
                                                        -------     -------

Funded status (underfunded)...........................  $ 2,984     $   431
Unrecognized actuarial (gain) loss....................   (3,963)     (1,434)
Unrecognized net transition obligation (asset)........      (90)       (112)
                                                        -------     -------
Prepaid (accrued) pension expense.....................  $(1,069)    $(1,115)
                                                        =======     ========

Amounts recognized in the statement of
  financial position consists of
    Accrued benefit liability.......................... $(1,069)    $(1,115)
                                                        --------    -------
Prepaid (accrued) pension expense...................... $(1,069)    $(1,115)
                                                        ========    =======

                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------
                                                         1999       1998      1997
                                                        ------     ------    ------
Weighted-average assumptions
   Discount rate........................................ 8.00%      6.50%     7.25%
   Expected return on plan assets....................... 9.00%      9.00%     8.00%
   Rate of compensation increase........................ 4.00%      5.00%     5.00%

                          THE MIIX GROUP, INCORPORATED

8.       COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

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

The Company has employment contracts with certain officers which commit the Company to various salary and fringe benefit obligations as specified in the individual agreements.

The Company leases office space and office equipment. Rent expense for 1999, 1998 and 1997 was $2,162,120, $1,799,749 and $1,415,473, respectively, including rent paid to the Medical Society of New Jersey of $772,173 in 1999, 1998 and 1997. Minimum future rental obligations for leases currently in effect are as follows:

         2000                                $ 2,050,753
         2001                                  1,642,276
         2002                                  1,272,078
         2003                                  1,042,340
         2004                                    873,755
         Thereafter                              772,173
                                             -----------
                                             $ 7,653,375
                                             ===========

The Company currently purchases annuities without recourse on a competitive basis to fund settlements of indemnity losses. The nature and terms of the annuities vary according to settlements. The current value of annuities purchased in prior years from other insurance companies, but with recourse to the Company, and reflected as an other asset and an other liability in the consolidated balance sheets, totaled $19.9 million and $19.3 million as of December 31, 1999 and 1998, respectively. The Company becomes liable only in the event that an insurance company cannot meet its obligations under existing agreements and state guarantee funds are not available. To minimize its exposure to such losses, the Company only utilizes insurance companies with an A.M.
Best rating of "A+" or better.

Legal proceedings beyond the ordinary course of business at December 31, 1999 included an appeal filed by three individual insureds of the order issued by the Commissioner of the New Jersey Department of Banking and Insurance approving the Company's Plan of Reorganization. On February 14, 2000, the Appellate Division of the Superior Court of New Jersey affirmed the Commissioner's order approving the Plan of Reorganization, rejecting all of appellants' contentions. Appellants are now seeking review of the Appellate Court's decision by the New Jersey Supreme Court. A second court action challenging certain aspects of the Plan of Reorganization and seeking damages and injunctive relief that was filed by five individual insureds in January 1999 was dismissed by the trial court in August 1999

                          THE MIIX GROUP, INCORPORATED
and is now on appeal. The Company intends to continue vigorously defending against these actions.

9.       STATUTORY ACCOUNTING PRACTICES

MIIX, domiciled in New Jersey, LP&C, domiciled in Virginia, MIIX New York, domiciled in New York, and Lawrenceville Re. Ltd., domiciled in Bermuda, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance, the Virginia Department of Insurance, the New York State Insurance Department and the Bermuda Register of Companies, respectively. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the "NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC adopted codified statutory accounting principles "Codification," which is effective for the reporting periods beginning after January 1, 2001. Codification constitutes the only source of prescribed statutory accounting practices in the United States. Management believes that the impact of codification will not be material to the statutory basis financial statements of MIIX, LP&C and MIIX New York. Combined policyholders' surplus and net income, as reported to the domiciliary insurance departments in accordance with its prescribed or permitted statutory accounting practices for these companies, are summarized as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Statutory net income for the year..................  $  8,812    $ 29,631    $ 30,302
Statutory surplus at year-end......................  $268,445    $253,166    $242,395

The maximum amount of dividends that domestic insurance companies in New Jersey can pay without prior approval of the New Jersey insurance commissioner is subject to restrictions. No dividends were paid or declared in 1999, 1998 or 1997. In 1999, MIIX could have paid dividends to The MIIX Group, Incorporated, of approximately $25.3 million without the prior approval of the New Jersey Insurance Commissioner. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries other than MIIX without prior approval of the applicable state insurance department or Bermuda Registrar of Companies.

10.      RESTRUCTURING CHARGE

The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million.

11.      INCOME TAXES

For federal income tax purposes, the Company files a consolidated return with its subsidiaries.

The components of the income tax provision in the accompanying statements of income are summarized as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)

Current income tax expense............................  $16,690    $19,111    $ 3,423
Deferred income tax benefit...........................  (10,073)    (7,957)    (1,417)
                                                        -------    -------    -------
Total income tax expense..............................  $ 6,617    $11,154    $ 2,006
                                                        =======    =======    =======

                          THE MIIX GROUP, INCORPORATED

A reconciliation of income tax computed at the federal statutory tax rate to total income tax expense is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Federal income tax at 35%.............................  $ 9,581    $14,309    $10,896
Increase (decrease) in taxes resulting from:
  Tax-exempt interest.................................   (2,431)    (2,810)    (3,583)
  Provision for (reversal of) tax contingencies and
     other tax matters................................        0          0     (4,217)
  Other...............................................     (533)      (345)    (1,090)
                                                        -------    -------    -------
          Total income taxes..........................  $ 6,617    $11,154    $ 2,006
                                                        =======    =======    =======

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Discounting of loss reserves..............................  $47,747    $37,181
  Unearned premium reserve..................................    5,539      3,893
  Unrealized losses on investments..........................   19,395          0
  Other.....................................................    2,953      1,362
                                                              -------    -------
          Total deferred tax assets.........................  $75,634    $42,436
                                                              -------    -------
   Less Valuation allowance.................................    3,612          0
                                                              -------    -------
           Deferred tax asset after valuation allowance.....  $72,022    $42,436

Deferred tax liabilities:
  Unrealized gains on investments...........................  $     0    $ 5,791
  Other.....................................................    2,289      1,914
                                                              -------    -------
          Total deferred tax liabilities....................  $ 2,289    $ 7,705
                                                              -------    -------
          Net deferred tax assets...........................  $69,733    $34,731
                                                              =======    =======

Based on the anticipated realizability of the deferred tax asset relating to unrealized losses on the available-for-sale securities, the Company established a $3.6 million valuation allowance at December 31, 1999. Net deferred tax assets and income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

At December 31, 1999 and 1998, the Company had income taxes payable included in other liabilities of $12.8 million and $4.5 million, respectively.

The amount of income taxes paid in 1999, 1998 and 1997 was $8.9 million, $17.4 million and $6.0 million, respectively.

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

                          THE MIIX GROUP, INCORPORATED

12.      IMPAIRMENT OF CAPITALIZED SYSTEM DEVELOPMENT COSTS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset to exceed the sum of the expected future cash flow associated with the asset. During 1998, management replaced its policy administration system, and accordingly, recognized a $12.7 million pre-tax charge which represented the net book value of capitalized system development costs associated with the old computer system at the time of disposal.

13.      DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the year ended December 31, 1999, 1998, and 1997.

                                                         1999       1998       1997
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Balance at beginning of period.......................  $  2,810   $    100    $   451
Cost deferred during the period......................    13,565     14,648      4,379
Amortization expense.................................   (13,210)   (11,938)    (4,730)
                                                       --------    -------    -------
Balance at end of period.............................  $  3,165   $  2,810    $   100
                                                       ========    =======    =======

14.      COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Net income..................................................  $ 20,758    $29,728    $29,124
Other comprehensive income:
  Unrealized holding appreciation (depreciation) arising
    during period (net of tax of $(23,944), $3,659, and
    $13,586, respectively)..................................   (54,273)     6,795     25,230
  Reclassification adjustment for (gains) losses realized
     in net income (net of tax of $2,370, $(12,736) and
     $(3,604), respectively)................................     4,400    (23,654)    (6,692)
                                                               -------    -------    -------
  Net unrealized appreciation (depreciation) arising during
    the period at December 31, (net of tax of $(21,574),
    ($9,078), and $9,982, respectively).....................  $(49,873)  $(16,859)   $18,538
                                                              --------    -------    -------
Comprehensive income........................................  $(29,115)  $ 12,869    $47,662
                                                              ========    =======    =======

15.      STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. Certain executive officers, board members and employees have been granted a total of 609,000 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $11.90625 to $16.0625, of which 152,250 options were immediately exercisable, and 157,500 options were subsequently cancelled. During 1999, no options were exercised. Pursuant to stock purchase and loan agreements, The MIIX Group loaned certain officers of the Company approximately $4,640,000, which the officers used to purchase unregistered shares of The MIIX Group common stock at the Offering Price. On September 15, 1999, 45,515 restricted shares of The MIIX Group common stock, having a per share market value of $16.0625, were granted to certain officers and board members, of which 12,597 shares were immediately vested, and 20,078 shares were subsequently forfeited.

                          THE MIIX GROUP, INCORPORATED

The Company's pro forma information using the Black-Scholes valuation model follows:

                                                                         1999
                                                                       -------
   Estimated weighted average of the fair value of options granted     $3.77
   Pro forma net income (in thousands)                                 $19,821
   Pro forma earnings per share - Basic                                $1.47
                                - Diluted                              $1.46

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 5.8% to 6.4%; dividend yields ranging from 1.48% to 1.68%; volatility factors of the expected market price of the Company's common stock ranging from 33.3% to 38.2%; and a three-years weighted average expected life of the options.

In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

16.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Earnings per share for the year ended December 31, 1999 is computed using the weighted-average number of common shares outstanding during this period of 13,497,110. Earnings per share for the period ended December 31, 1998 gives effect to the reorganization and the allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members on August 4, 1999.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Numerator:
   Net income...............................................   $20,758    $29,728    $29,124

Numerator for:
  Basic earnings per share of common stock..................    20,758     29,728     29,124
  Diluted earnings per share of common stock................    20,758     29,728     29,124

Denominator:
  Denominator for basic earnings per share of
  common stock - weighted-average shares outstanding........    13,497     12,025     12,025
                                                              --------    -------    -------
  Effect of dilutive securities:
    Stock options...........................................        37          0          0
                                                              --------    -------    -------
    Denominator for diluted earnings per share of
    common stock adjusted - weighted-average shares
    outstanding.............................................    13,534     12,025     12,025

Basic earnings per share of common stock....................   $  1.54    $  2.47    $  2.42
                                                              ========    =======    =======

Diluted earnings per share of common stock..................   $  1.53    $  2.47    $  2.42
                                                              ========    =======    =======

                          THE MIIX GROUP, INCORPORATED

17. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations for 1999 and 1998:

                                                                       1999
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (IN THOUSANDS)
Total written premiums.............................  $141,619   $ 12,617   $ 69,503    $33,361
Net premiums earned................................    45,581     45,906     58,798     37,560
Net investment income..............................    17,387     18,348     19,479     20,447
Realized investment losses.........................      (504)    (2,928)    (1,668)    (1,670)
Losses and loss adjustment expenses................    43,043     43,176     54,318     34,449
Restructuring charge...............................         0      2,409          0          0
Net income.........................................  $  4,606    $ 2,894    $ 6,442    $ 6,816

Basic earnings per share...........................  $   0.38    $  0.24    $  0.44    $  0.44
                                                     ========    =======    =======    =======
Diluted earnings per share of common stock.........  $   0.38    $  0.24    $  0.44    $  0.44
                                                     ========    =======    =======    =======
Dividend per share of common stock.................  $      0    $     0    $  0.05    $  0.05
                                                     ========    =======    =======    =======


                                                                       1998
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (IN THOUSANDS)
Total written premiums.............................  $146,680    $18,045    $42,393    $24,739
Net premiums earned................................    35,817     38,563     40,286     47,835
Net investment income..............................    14,803     16,051     16,769     17,484
Realized investment gains..........................     1,441      2,805     29,317      2,827
Losses and loss adjustment expenses................    36,050     36,902     40,098     42,818
Impairment of capitalized system development
  costs............................................         0     12,656          0          0
Net income (loss)..................................  $  3,461    $(1,530)   $21,497    $ 6,300

Basic earnings (loss) per share) ..................  $   0.29    $ (0.13)   $  1.79    $  0.52
                                                     ========    =======    =======    =======
Diluted earnings (loss) per share of common stock..  $   0.29    $ (0.13)   $  1.79    $  0.52
                                                     ========    =======    =======    =======

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                        AMORTIZED                     AMOUNT ON
                                                           COST       FAIR VALUE    BALANCE SHEET
                                                        ----------    ----------    -------------
Fixed maturities:
Bonds:
  United States government and government agencies
     and authorities..................................  $  107,044    $  101,493      $  101,493
  States, municipalities and political subdivisions...     162,078       155,193         155,193
  Public utilities....................................      35,246        33,723          33,723
  Foreign securities--U.S. dollar denominated.........      35,619        34,145          34,145
  All other corporate bonds...........................     791,944       753,252         753,252
                                                        ----------    ----------      ----------
     Total fixed maturities...........................  $1,131,931    $1,077,806      $1,077,806
                                                        ----------    ----------      ----------
Equity securities:
  Common stock:
     Banks, trust and insurance companies.............      13,169        12,394          12,394
                                                        ----------    ----------      ----------
     Total equity securities..........................  $   13,169    $   12,394      $   12,394
                                                        ----------    ----------      ----------
Short-term investments................................  $   92,743    $   92,743      $   92,743
                                                        ----------    ----------      ----------

Total investments.....................................  $1,237,843    $1,182,943      $1,182,943
                                                        ==========    ==========      ==========

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          The MIIX Group, Incorporated
                            Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                                   DECEMBER 31,
                                                               ------------------
                                                                 1999       1998
                                                               -------    -------
Assets:
  Investments
  Equity investments at fair value
      (cost: 1999 -- $5,819; 1998 -- $0)...................... $  4,869    $      0
  Short-term investments....................................     11,850           0
  Investment in subsidiaries................................    303,167      10,238
                                                               --------    --------
          Total Investments.................................   $319,886    $ 10,238

  Other assets..............................................        609           0
                                                                -------    --------
          Total Assets......................................   $320,495    $ 10,238
                                                               ========    ========

Liabilities:
  Due to affiliates.........................................   $   362    $      0
  Other liabilities.........................................     1,429           0
                                                              --------    --------
          Total Liabilities.................................  $  1,791    $      0
                                                              --------    --------

  Stockholders' Equity:
  Preferred stock
     ($.01 par value, 50,000,000 shares authorized,
     no shares issued and outstanding)...................... $      0      $     0
  Common stock
     ($.01 par per share, 100,000,000 shares authorized,
     16,469,939 shares issued, 15,258,567 outstanding)......      165            0
  Additional paid in capital................................   52,942       10,000
  Retained earnings.........................................  328,897            0
  Treasury stock, at cost (1999 -- 1,236,809 shares)........  (19,249)           0
  Stock purchase loans and unearned stock compensation......   (4,934)           0
  Accumulated other comprehensive income....................  (39,117)         238
                                                             --------     --------
          Total Stockholder's Equity........................ $318,704     $ 10,238
                                                             --------     --------

          Total Liabilities and Stockholder's Equity........ $320,495     $ 10,238
                                                             ========     ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                        Condensed Statements of Operations


                                                                   DECEMBER 31,
                                                               --------------------
                                                                  1999       1998
                                                               --------    --------
                                                                  (IN THOUSANDS)

         Net investment income.............................    $    711    $      0
         Realized investment gains (losses) ...............         138           0
         Other expenses....................................        (852)          0
                                                               --------    --------
         Earnings before federal income taxes and equity
           in income of subsidiaries.......................          (3)          0

         Federal income taxes..............................         (11)          0
                                                               --------    --------

         Earnings before equity in income of subsidiaries..           8           0
         Equity in income of subsidiaries..................      20,750         191
                                                               --------    --------
                 Net income................................    $ 20,758    $    191
                                                               ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                        Condensed Statements of Cash Flows


                                                                                 DECEMBER 31,
                                                                               ------------------
                                                                                 1999       1998
                                                                                -------    -------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................     $ 20,758   $    191

Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses.........................................         (138)         0
Change in payable to subsidiaries..........................................          362          0
Net change in other assets and liabilities.................................          857          0
Equity in undistributed income of subsidiaries.............................      (20,750)      (191)
                                                                                --------    -------

Net cash provided by operating activities..................................        1,089          0

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales..............................        2,915          0
Proceeds from equity sales.................................................        1,553          0
Cost of investments acquired.............................................        (10,148)         0
Purchase of subsidiary.....................................................         (100)         0
Change in short-term investments, net......................................      (11,850)         0
                                                                                --------     ------
Net cash provided by investing activities..................................      (17,630)         0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of
   offering and reorganization costs.......................................       37,350          0
Purchase of treasury stock.................................................      (19,249)         0
Cash dividends to stockholders.............................................       (1,560)         0
Capital contribution from the Exchange.....................................            0     10,000
Capital contribution to MIIX Insurance.....................................            0    (10,000)
                                                                                --------    -------

Net cash provided by (used in) financing activities........................       16,541          0

Net change in cash.........................................................            0          0

Cash at beginning of period................................................            0          0

Cash at end of period......................................................            0          0
                                                                                ========   ========
                                                                                $      0   $      0
                                                                                ========   ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                    Notes to Condensed Financial Statements
                               December 31, 1999

1.       REORGANIZATION

On August 4, 1999 the Exchange consummated its Plan of Reorganization whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company
(MIIX) and became a wholly owned subsidiary of The MIIX Group.

The MIIX Group has no historic operation and was organized in October 1997 as part of the Exchange's plan to reorganize its corporate structure. The Plan of Reorganization included several key components, including: formation of the MIIX Group to be the ultimate parent for the reorganized Company; the transfer of assets and liabilities held by the Exchange to MIIX, formed for that purpose; acquisition of the Underwriter; distribution of shares of The MIIX Group common stock and/or cash to current and former members of the Exchange ("distributees") as defined in the Plan of Reorganization; and dissolution of the Exchange.

2.       BASIS OF PRESENTATION

In The MIIX Group's financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The MIIX Group, Incorporated's financial statements should be read in conjunction with the consolidated financial statements.