Form 10-K/A
period 1999-12-31
MIIX GROUP INC
filed 2000-04-10
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

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


               TWO PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
              (Address of principal executive offices and zipcode)

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

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value on March 22, 2000 of the voting stock held by non-affiliates of the registrant was $160,652,552.

         As of March 22, 2000, the number of outstanding shares of the Registrant's Common Stock was 14,512,083.


                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

      INCORPORATED DOCUMENTS                      WHERE INCORPORATED

1.Certain portions of the Corporation's           Part III - Items 11, 12 and 13
  Proxy Statement for the Annual Meeting
  of Stockholders to be held
  May 5, 2000 ("Proxy Statement").

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE MIIX GROUP, INCORPORATED

                                              By:  /s/ KENNETH KOREYVA
                                                   -----------------------------
                                                       Kenneth Koreyva
                                                       President and Chief
                                                       Executive Officer

                                                        April 10, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Name                               Title                                     Date
    ----                               -----                                      ----

/s/ KENNETH KOREYVA                 President, Chief Executive
--------------------
  Kenneth Koreyva                   Officer and Director
                                    (principal executive officer)               April 10, 2000


/s/ THOMAS REDMAN                   Senior Vice President and
--------------------
    Thomas Redman                   Chief Financial Officer
                                    (principal financial and
                                    accounting officer)                         April 10, 2000


        *                              Director
--------------------
Angelo S. Agro, M.D.                                                            April 10, 2000


        *                              Director
--------------------
Harry M. Carnes, M.D.                                                           April 10, 2000


        *                              Director
--------------------
Paul J. Hirsch, M.D.                                                            April 10, 2000


        *                              Director
--------------------
Vincent A. Maressa, Esq.                                                        April 10, 2000


        *                              Director
--------------------
Robert S. Maurer, D.O.                                                          April 10, 2000


        *                              Director
--------------------
A. Richard Miskoff, D.O.                                                        April 10, 2000





             *                         Director

-----------------------
Charles J. Moloney, M.D.                                                        April 10, 2000


             *                         Director
-----------------------
Eileen Marie Moynihan, M.D.                                                     April 10, 2000


             *                         Director
-----------------------
Carl Restivo, Jr., M.D.                                                         April 10, 2000


             *                         Director
-----------------------
Gabriel F. Sciallis, M.D.                                                       April 10, 2000


             *                         Director
-----------------------
Martin L. Sorger, M.D.                                                          April 10, 2000


             *                         Director
-----------------------
Bessie M. Sullivan, M.D.                                                        April 10, 2000


*By: /s/ Kenneth Koreyva
-----------------------
Attorney-in-Fact


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

23.1                                Consent of Ernst & Young LLP