Form 10-Q
period 2000-03-31
MIIX GROUP INC
filed 2000-05-15
CIK 1064063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

               TWO PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
             (Address of principal executive offices and zip code)

                                 (609) 896-2404
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                       -----   -----

         As of May 8, 2000, the number of outstanding shares of the Registrant's Common Stock was 14,476,608.

================================================================================

TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION..............................................................................4

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS..................................................................4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................14

PART II        OTHER INFORMATION.................................................................................15

ITEM 1.        LEGAL PROCEEDINGS.................................................................................15

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................15

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................15

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K..................................................................15

SIGNATURES.......................................................................................................16

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

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999 and the consolidated statement of equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries (formerly the Medical Inter-Insurance Exchange and subsidiaries) as of December 31, 1999 and 1998, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1999, not presented herein, and in our report dated March 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          ERNST & YOUNG LLP


New York, New York
May 5, 2000

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE & PER SHARE AMOUNTS)

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                        --------------------------------
                                                                                           2000                 1999
                                                                                        ----------           ----------
                                    ASSETS                                             (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2000 -
     $1,138,844; 1999 - $1,131,931) ..........................................          $1,085,591           $1,077,806
   Equity investments, at fair value (cost: 2000 - $9,538; 1999 - $13,169) ...               8,478               12,394
   Short-term investments, at cost which approximates fair value .............             161,021               92,743
                                                                                        ----------           ----------
         Total investments ...................................................           1,255,090            1,182,943
                                                                                        ----------           ----------

Cash .........................................................................               3,234                2,574
Accrued investment income ....................................................              14,141               14,319
Premium receivable, net ......................................................              22,938               17,920
Reinsurance recoverable on unpaid losses .....................................             421,021              406,409
Prepaid reinsurance premiums .................................................              17,001               27,646
Reinsurance recoverable on paid losses, net ..................................                 731                  236
Deferred policy acquisition costs ............................................               6,484                3,165
Deferred income taxes ........................................................              68,417               69,733
Receivable for securities ....................................................               2,002                    0
Net investment in direct financing leases ....................................              26,211               25,522
Other assets .................................................................              44,554               86,691
                                                                                        ----------           ----------
         Total assets ........................................................          $1,881,824           $1,837,158
                                                                                        ==========           ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses ...................................          $1,057,414           $1,053,597
Unearned premiums ............................................................             146,395               75,433
Premium deposits .............................................................                   0               27,913
Funds held under reinsurance treaties ........................................             273,649              271,637
Payable for securities .......................................................               5,082                  205
Notes payable and other borrowings ...........................................              16,847               16,461
Other liabilities ............................................................              67,505               73,208
                                                                                        ----------           ----------
         Total liabilities ...................................................          $1,566,892           $1,518,454
                                                                                        ==========           ==========

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding ....................................................          $        0           $        0
Common stock, $.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2000 - 14,512,083 shares outstanding; 1999 - 15,258,567 shares
   outstanding) ..............................................................                 166                  165
Additional paid-in capital ...................................................              53,410               52,942
Retained earnings ............................................................             335,031              328,897
Treasury stock, at cost (2000 - 2,025,922 shares; 1999 - 1,236,809 shares)  ..             (29,660)             (19,249)
Stock purchase loans and unearned stock compensation .........................              (5,470)              (4,934)
Accumulated other comprehensive income (loss) ................................             (38,545)             (39,117)
                                                                                        ----------           ----------
         Total stockholders' equity ..........................................          $  314,932           $  318,704
                                                                                        ----------           ----------
         Total liabilities and stockholders' equity ..........................          $1,881,824           $1,837,158
                                                                                        ==========           ==========


See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ---------------------------
                                                                                           2000              1999
                                                                                         --------           --------
REVENUES
Net premiums earned ...........................................................          $49,179            $45,581
Net investment income .........................................................           21,479             17,387
Realized investment losses ....................................................              (29)              (504)
Other revenue .................................................................            3,242                159
                                                                                         -------            -------
     Total revenues ...........................................................           73,871             62,623
                                                                                         -------            -------

EXPENSES
Losses and loss adjustment expenses ...........................................           47,770             43,043
Underwriting expenses .........................................................            9,833              9,319
Funds held charges ............................................................            4,332              4,256
Other expenses ................................................................            2,357                  0
                                                                                         -------            -------
     Total expenses ...........................................................           64,292             56,618
                                                                                         -------            -------

Income before income taxes ....................................................            9,579              6,005
Provision for income taxes ....................................................            2,725              1,399
                                                                                         -------            -------
     Net income ...............................................................          $ 6,854            $ 4,606
                                                                                         =======            =======

Basic earnings per share of common stock (1) ..................................            $0.47              $0.38
                                                                                           =====              =====
Diluted earnings per share of common stock (1) ................................            $0.47              $0.38
                                                                                           =====              =====

Dividend per share of common stock ............................................            $0.05
                                                                                           =====


(1) 1999 figures pro forma; see note 3.

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                           STOCK
                                                                                         PURCHASE
                                                                                         LOANS AND      ACCUMULATED
                                   NUMBER OF   COMMON   ADDITIONAL                       UNEARNED          OTHER          TOTAL
                                    SHARES     STOCK     PAID-IN    RETAINED  TREASURY     STOCK       COMPREHENSIVE   STOCKHOLDERS'
                                  OUTSTANDING  ISSUED    CAPITAL    EARNINGS   STOCK    COMPENSATION   INCOME (LOSS)      EQUITY
                                  -----------  ------   ----------  --------  --------  ------------   -------------   -------------
 Balance at January 1, 2000......  15,258,567   $165     $52,942    $328,897  $(19,249)    $(4,934)      $(39,117)       $318,704
   Net income....................                                      6,854                                                6,854

   Other comprehensive
      income, net of tax:

      Unrealized depreciation
        on securities available-
        for-sale, net of deferred
        taxes....................                                                                             572             572
   Shares issued for execution
    of stock purchase and loan
    agreements...................      68,066      1         468                              (536)                           (67)
   Purchase of treasury stock....    (814,550)                                 (10,411)                                   (10,411)
   Cash dividends to
    stockholders.................                                       (720)                                                (720)
                                   ----------   ----     -------    --------  --------     -------       --------        --------
 Balance at March 31, 2000.......  14,512,083   $166     $53,410    $335,031  $(29,660)    $(5,470)      $(38,545)       $314,932
                                   ==========   ====     =======    ========  ========     =======       ========        ========


See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                          ----------------------------
                                                                                            2000               1999
                                                                                          --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .....................................................................          $  6,854           $   4,606

Adjustments to reconcile net income to net cash provided by operating activities
  (net of balances acquired):
Unpaid losses and loss adjustment expenses .....................................             3,817              20,971
Unearned premiums ..............................................................            70,962              88,005
Premium deposits ...............................................................           (27,913)            (28,392)
Premium receivable, net ........................................................            (5,018)              6,018
Reinsurance balances, net ......................................................            (2,450)              1,541
Deferred policy acquisition costs ..............................................            (3,319)             (3,773)
Realized losses ................................................................                29                 504
Depreciation, accretion and amortization .......................................              (810)                 52
Deferred income tax provision ..................................................             1,234              (1,074)
Due from New Jersey State Medical Underwriters .................................                 0              (1,590)
Accrued investment income ......................................................               178                 220
Net investment in direct financing leases ......................................              (689)                  0
Other assets ...................................................................            42,137              (8,630)
Other liabilities ..............................................................            (5,703)             (6,787)
                                                                                          --------           ---------
Net cash provided by operating activities ......................................            79,309              71,671
                                                                                          --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales ..................................            25,204             236,999
Proceeds from fixed-maturity investments matured, called, or prepaid ...........            23,951              26,945
Proceeds from equity investment sales ..........................................             4,561                   0
Cost of investments acquired ...................................................           (56,217)           (386,069)
Change in short-term investments, net ..........................................           (68,278)            (12,320)
Net receivable/payable for securities ..........................................             2,875              62,221
                                                                                          --------           ---------
Net cash used in investing activities ..........................................           (67,904)            (72,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable .....................................................               386                   0
Purchase of treasury stock .....................................................           (10,411)                  0
Cash dividends to stockholders .................................................              (720)                  0
                                                                                          --------           ---------
Net cash provided by financing activities ......................................           (10,745)                  0

Net change in cash .............................................................               660                (553)
Cash at beginning of period ....................................................             2,574               1,408
                                                                                          --------           ---------
Cash at end of period ..........................................................          $  3,234           $     855
                                                                                          ========           =========


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated (the "MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), which assumed all of the residual assets and liabilities and ongoing business of Medical Inter-Insurance Exchange of New Jersey (the "Exchange") in the reorganization of the Exchange, Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and, from August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company"). However, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management, such information reflects all adjustments considered necessary for a fair presentation. Such adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 1999 which were filed with the Securities and Exchange Commission on Form 10-K.

2. STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the first quarter ended March 31, 2000, certain executive officers and employees have been granted a total of 215,661 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $11.3125 to $13.9375, of which 56,811 options were immediately exercisable. Pursuant to stock purchase and loan agreements, The MIIX Group loaned certain officers of the Company approximately $770,000 during the period ended March 31, 2000, which the officers used to purchase unregistered shares of The MIIX Group common stock at market price.

3. EARNINGS PER SHARE

Earnings per share for the three-month period ended March 31, 2000 is computed using the weighted-average number of common shares outstanding during this period of 14,648,397 for basic and 14,666,572 for diluted. Basic and diluted earnings per share for the period ended March 31, 1999 gives effect to the reorganization and the allocation of approximately 12,025,000 shares of common stock distributed to MIIX members.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          ------------------------
                                                                                           2000             1999
                                                                                          -------          -------
                                                                                               (in thousands)
Numerator for basic and diluted earnings per share of common stock:
     Net income ................................................................          $ 6,854          $ 4,606

Numerator for:
     Basic earnings per share of common stock ..................................          $ 6,854          $ 4,606
     Diluted earnings per share of common stock ................................          $ 6,854          $ 4,606

Denominator:
     Denominator for basic earnings per share of common stock - weighted-average
     shares outstanding ........................................................           14,648           12,025

Effect of dilutive securities:
     Stock options and nonvested restricted stock ..............................               19                0
                                                                                          -------          -------

     Denominator for diluted earnings per share of common stock adjusted -
     weighted-average shares outstanding .......................................           14,667           12,025

Basic earnings per share of common stock .......................................          $  0.47          $  0.38
                                                                                          =======          =======

Diluted earnings per share of common stock .....................................          $  0.47          $  0.38
                                                                                          =======          =======

4. COMPREHENSIVE INCOME

The Company has classified its entire investment portfolio as available-for-sale and had unrealized gains (losses) at March 31, 2000 and December 31, 1999 that are reflected as accumulated other comprehensive loss in the Consolidated Statement of Equity and Consolidated Balance Sheet.

The components of comprehensive income (loss), net of related tax, for the periods ended March 31, 2000 and 1999 are as follows:

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                            ------------------------
                                                                                             2000             1999
                                                                                            ------          --------
                                                                                                (in thousands)
Net income .......................................................................          $6,854          $  4,606
Other comprehensive income:
  Unrealized holding appreciation (depreciation) arising during the period (net of
     tax of $298 and $(5,598), respectively) .....................................             553           (10,397)
  Reclassification adjustment for losses realized in net income (net of tax of
     $10 and $176, respectively) .................................................              19               328
                                                                                            ------          --------

  Net unrealized appreciation (depreciation) arising during the period at March
     31, (net of tax of $308 and $(5,421), respectively) .........................             572           (10,069)
                                                                                            ======          ========

Comprehensive income (loss) ......................................................          $7,426          $ (5,463)
                                                                                            ======          ========

5. DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the three months ended March 31, 2000 and 1999.

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                          2000              1999
                                                                                         -------           -------
                                                                                              (in thousands)
Balance at beginning of period ................................................          $ 3,165           $ 2,810
Cost deferred during the period ...............................................            6,015             6,884
Amortization expense ..........................................................           (2,696)           (3,111)
                                                                                         -------           -------
Balance at end of period ......................................................          $ 6,484           $ 6,583
                                                                                         =======           =======

6. INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income tax expense for the periods ended March 31, 2000 and 1999 are as follows:

                                                            THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------------------
                                                     2000                                 1999
                                         -----------------------------        -----------------------------
                                                           % OF INCOME                         % OF INCOME
                                         INCOME TAX           BEFORE          INCOME TAX          BEFORE
                                           EXPENSE         INCOME TAXES         EXPENSE        INCOME TAXES
                                         ----------        ------------       ----------       ------------
                                       (in thousands)                       (in thousands)
Expected annual effective federal
 income tax at 35% ..............          $3,353              35.0%            $2,102             35.0%
Decrease in taxes resulting from:
    Tax-exempt interest .........            (622)             (6.5%)             (670)           (11.2%)
    Other .......................              (6)             (0.1%)              (33)            (0.5%)
Total income taxes ..............          $2,725              28.4%            $1,399             23.3%
                                           ======              ====             ======            =====

7. RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Net premiums earned. Net premiums earned increased approximately $3.6 million, or 7.9% to $49.2 million for the three months ended March 31, 2000 from $45.6 million for the three months ended March 31, 1999. This increase is mainly attributable to increased direct, assumed and ceded premiums earned of $1.6 million, $3.3 million and $1.3 million, respectively, in the three months ended March 31, 2000. Direct premiums earned reflect the growth in written premium during the last nine months of 1999 offset somewhat by the drop in premiums written in first quarter 2000. Assumed premiums earned primarily relate to an excess of loss account written on a large institutional account written during the third quarter of 1999. The increase in ceded premiums earned largely resulted from ceded activity under the Company's aggregate reinsurance contracts and was the net result of three factors during the quarter. First, ceded premiums increased as the result of growth in direct premiums earned on policies written in years prior to 2000. Second, there were additional ceded premiums of $1.4 million in the first quarter 2000 under aggregate excess reinsurance contracts associated with net loss and loss adjustment expense reserve strengthening of $3.0 million during first quarter 2000. Third, ceded premium associated with premiums written in the first quarter 2000 declined as the result of a change to the aggregate reinsurance program that limited subject business of the aggregate reinsurance contract effective November 1, 1999 to principally occurrence form physician business.

Total premiums written were $128.8 million for the three months ended March 31, 2000, a decrease of $12.9 million, or 9.1% from total premiums written of $141.6 million for the three months ended March 31, 1999. This decrease is primarily due to net decreases in New Jersey and Pennsylvania business of $26.0 million and $4.5 million, respectively. These declines followed significant selected rate increases effective January 1, 2000 and intense price pressure that the Company was unwilling to match in each of these markets, and were offset somewhat by net premium growth in expansion states of $3.8 million, and by increased assumed premiums written of $13.8 million. The increase in assumed premium was primarily due to continuation of the excess of loss reinsurance contract first written during the third quarter of 1999.

Net investment income. Net investment income increased approximately $4.1 million or 23.5% to $21.5 million for the three months ended March 31, 2000 from $17.4 million for the same period in 1999. Average invested assets at amortized cost increased to approximately $1.28 billion for the three months ended March 31, 2000 compared to approximately $1.22 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.75% for the three months ended March 31, 2000 from 5.77% for the same period in 1999 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in an increasing market yield environment.

Realized investment losses. Net realized investment losses were $29,000 for the three months ended March 31, 2000 compared to net realized investment losses of $0.5 million for the same period in 1999. In both periods, the losses were principally due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield environment.

Other revenue. Other revenue increased approximately $3.1 million to $3.2 million for the three months ended March 31, 2000 from $0.1 million for the same period last year. The increase in 2000 consists primarily of $2.9 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Loss and loss adjustment expense (LAE). The provision for losses and LAE increased $4.7 million, or 11%, to $47.8 million for the three months ended March 31, 2000 from $43.0 million for the three months ended March 31, 1999. The provision for losses and LAE is net of ceded losses and LAE of $16.2 million and $12.7 million for the three months ended March 31, 2000 and 1999, respectively. The ratio of net losses and LAE to net premiums earned increased to 97.1% for the three months ended March 31, 2000 from 94.4% for the same period in 1999. This increase was principally attributable to a net increase in loss and LAE reserves held on 1998 and prior accident years somewhat offset by an increasing portion of the Company's expansion business being written on a claims made basis which is expected to result in a lower ultimate loss and LAE ratio. The changes in loss and LAE reserves were as follows: gross loss and LAE reserves were increased by $ 3 million, ceded loss and LAE reserves were increased by $3 million, and ceded premiums earned were increased by $1.4 million. Gross loss and LAE reserves were reduced by $0.8 million, ceded loss and LAE reserves were reduced by $1.6 million, and ceded earned premiums were reduced by $0.4 million for the three months ended March 31, 1999.

The Company converted its claims information system during the fourth quarter 1999. In addition, changes in claim department responsibilities occurred in the first four months of 2000. Claims case reserving and settlement trends may have been disrupted during this period and there may be a continuing impact as claim department staff adjust to use of the new system and to differences in management approach. The Company is currently evaluating the impact, if any, the system conversion and management changes may have had during this period, and may continue to have in the future, on case reserving and claim settlement trends. Further, certain of the Company's competitors in the medical malpractice market have recently reported changes in release of prior year loss and loss adjustment expense reserves due to adverse market conditions. While the Company continues to believe its reserves for losses and loss adjustment expense are adequate, there is additional uncertainty in the reserves at this time given these recent events.

Underwriting expenses. Underwriting expenses increased $.5 million or 5.5% to $9.8 million for the three months ended March 31, 2000, from $9.3 million for the three months ended March 31, 1999. The increase in expenses was largely attributable to increased guarantee fund charges recognized in the three months ended March 31, 2000. The ratio of underwriting expenses to net premiums earned, however, declined to 20.0% for the three months ended March 31, 2000 from 20.4% for the same period in 1999. This improvement was primarily the result of the Company's expense management efforts.

Funds held charges. Funds held charges relate to the Company's aggregate reinsurance contracts and increased $.1 million or 1.8% to $4.3 million for the three months ended March 31, 2000, from $4.2 million for the three months ended March 31, 1999. Funds held charges are calculated based upon beginning of quarter funds held balances.

Other expenses. Other expenses amounted to $2.4 million for the three months ended March 31, 2000 and primarily consist of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Income taxes. Income taxes were $2.7 million for the three months ended March 31, 2000, resulting in an effective tax rate of 28.4%, compared to $1.4 million and an effective tax rate of 23.3% for the same period in 1999. The increased effective tax rate was primarily attributable to a reduced proportion of tax exempt municipal bond income to total pre-tax income in the three months ended March 31, 2000.

Net income. Net income increased by $2.3 million or 49% to $6.9 million for the three months ended March 31, 2000, from $4.6 million for the three months ended March 31, 1999.


FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets at fair value, including cash and short term investments, were $1,258.3 million at March 31, 2000 and $1,185.5 million at December 31, 1999. The net increase of $72.8 million largely resulted from the net effect of positive cash flows from operations, including receipt of $34.1 million on surrender of company-owned life insurance policies, and net appreciation of investments somewhat offset by cash outflows to purchase treasury stock and pay cash dividends to stockholders during the period.

Fixed maturities available for sale at fair value, including short-term investments, were $ 1,246.6 million, or 99.3% of the investment portfolio of the Company as of March 31, 2000. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 5.41 years.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,057.4 million at March 31, 2000 and $1,053.6 million at December 31, 1999. Reinsurance recoverable on unpaid losses and LAE was $421.0 million at March 31, 2000 and $406.4 million at December 31, 1999. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $273.6 million at March 31, 2000, and $271.6 million at December 31, 1999. The increases in these amounts were consistent with the continued growth in the Company's book of business.

Equity. Total equity was $314.9 million at March 31, 2000 and $318.7 million at December 31, 1999. The net decrease was primarily attributable to net income of $6.9 million and unrealized net appreciation of investments of $0.6 million; offset in part primarily by the following: the purchase of $10.4 million of treasury stock; and $0.7 million of cash dividends paid to stockholders.


LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group, Incorporated. The MIIX Group is a holding company whose only material assets are the capital stock of MIIX Insurance Company, a New Jersey stock insurer ("MIIX Insurance"), and the New Jersey State Medical Underwriters, Inc., a New Jersey corporation, and cash and investments resulting from the net proceeds of a public offering conducted during 1999. The MIIX Group's ongoing cash flow will consist primarily of investment income on its holdings and dividends and other permissible payments from its subsidiaries. The MIIX Group will depend upon such payments for funds for general corporate purposes and for the payment of dividends on the Common Stock.

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

MIIX Insurance. The primary sources of MIIX Insurance's liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flows from operating activities was approximately $79.3 million and $71.7 million for the three months ended March 31, 2000 and 1999 and $76.8 million for the year ended 1999. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flows from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $273.6 million at March 31, 2000 and $271.6 at December 31, 1999, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

The Company invests substantially all of its positive cash flow from operations in fixed maturity securities. The current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration sensitive, taxable bond and tax-preferenced municipal bond portfolio, while maintaining an adequate level of liquidity.

Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market, and regulatory conditions may change, there can be no assurance that the Company's funds will be sufficient to meet these liquidity needs.

RECENT DEVELOPMENTS

In April 2000, the Company received a commitment from Amboy National Bank to provide a revolving line of credit in the amount of $20 million. The Company expects to finalize the revolving line of credit agreement during the second quarter.


YEAR 2000

Because certain computer software programs have historically been designed to use a two-digit code to identify the year for date-sensitive material, such programs may not properly recognize post-twentieth century dates. This could result in system failures and improper information processing that could disrupt the Company's business operations.

The Company began evaluating this issue in 1996 in connection with an overall evaluation of the Company's systems and during 1997 assigned a project manager to study the Company's information systems and computers to determine whether they will appropriately handle post-1999 date codes. The identification of compliance issues included the Company's internal systems and processes, as well as exposure from service providers, brokers and other external business partners. Software applications, hardware and information technology ("I/T") infrastructure and non I/T systems such as the Company's telephone, security and heating and ventilating systems have been reviewed to identify those requiring upgrading or replacement to improve current computing capabilities and to ensure that they are Year 2000 compliant. In the course of evaluating the Year 2000 readiness of its internal systems, the Company determined that its claims administration system was not Year 2000 compliant. The Company has purchased a replacement system that the vendor has represented to be Year 2000 compliant which is now operational. The Company has also determined that its telephone equipment was not Year 2000 compliant and has upgraded its telephone equipment to make it Year 2000 compliant.

Management completed the development of alternative Year 2000 contingency plans during 1999. Such plans would most likely involve the assignment of internal and external resources to process business manually during the period of any non-compliance. The plans remain available should Year 2000 difficulties develop at some point in the future.

The Company completed its Year 2000 review, identification and remediation process during 1999 at a total cost of less than $500,000. No Year 2000 difficulties related to internal systems or the systems of service providers and other external business partners were encountered during the three months ended March 31, 2000. The Company, however, may still be adversely impacted to the extent Year 2000 difficulties result in claims being made against the Company's insureds. The Company's liability for such claims, if any, is not clearly established. To date, the Company is unaware of any such claims.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

The description of Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended, is incorporated herein by reference. Since December 31, 1999 there have been no actions requiring amendment to this description.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2000, through May 5, 2000, approximately $10.9 million of the net proceeds of the Company's initial public offering was used to purchase an additional .8 million shares of treasury stock. The balance has been incorporated into the Company's invested assets. None of the net proceeds of the Offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning 10% or more of any class of the Company's equity securities, or any affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The MIIX Group's annual meeting of shareholders was held on May 5, 2000, at which time the following directors were elected by the shareholders of The MIIX Group, to serve as Class II directors for a term expiring at the Annual Meeting of shareholders to be held in 2003: Harry M. Carnes, M.D., Vincent A. Maressa, Esq. and Bessie M. Sullivan, M.D. The terms of the following directors continued after such meeting: Angelo S. Agro, M.D., Paul J. Hirsch, M.D., Kenneth Koreyva,
A. Richard Miskoff, D.O., Eileen Marie Moynihan, M.D., Carl Restivo, Jr., M.D., Gabriel F. Sciallis, M.D. and Martin L. Sorger, M.D.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  The following exhibits are filed herewith:

                  15     Acknowledgement of Independent Accountants
                  27.1   Financial Data schedule.

         b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MIIX GROUP, INCORPORATED


                                 By: /s/ Kenneth Koreyva
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (principal executive officer)


                                 By: /s/ Thomas M. Redman
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


                                 DATED: MAY 15, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MIIX GROUP, INCORPORATED


                                 By:
                                    --------------------------------------------
                                                 Kenneth Koreyva
                                    President and Chief Executive Officer
                                    (principal executive officer)


                                 By:
                                    --------------------------------------------
                                                Thomas M. Redman
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


                                 DATED: MAY 15, 2000