Form 10-Q
period 2000-06-30
MIIX GROUP INC
filed 2000-08-14
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

         (Mark One)

            /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                                 YES  X   NO
                                     ---     ---


         As of August 8, 2000, the number of outstanding shares of the Registrant's Common Stock was 13,992,207.

TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION.............................................................................        4

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.................................................................        4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............       12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................       17

PART II OTHER INFORMATION.................................................................................       18

ITEM 1. LEGAL PROCEEDINGS.................................................................................       18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................       18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................       18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................       18

SIGNATURES ...............................................................................................       19

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

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of June 30, 2000, and the related consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 and the consolidated statement of equity for the six month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, not presented herein, and in our report dated March 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   ERNST & YOUNG LLP


New York, New York
August 2, 2000

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            JUNE 30,         DECEMBER 31,
                                                                                          -----------        -----------
                                                                                              2000               1999
                                                                                          -----------        -----------
                                       ASSETS                                             (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2000 -
     $1,148,949; 1999 - $1,131,931) ...............................................       $ 1,093,613        $ 1,077,806
   Equity investments, at fair value (cost: 2000 - $8,138; 1999 - $13,169) ........             6,121             12,394
   Short-term investments, at cost which approximates fair value ..................           113,172             92,743
                                                                                          -----------        -----------
         Total investments ........................................................         1,212,906          1,182,943
                                                                                          -----------        -----------

Cash ..............................................................................               631              2,574
Accrued investment income .........................................................            15,012             14,319
Premium receivable, net ...........................................................            14,282             17,920
Reinsurance recoverable on unpaid losses ..........................................           426,653            406,409
Prepaid reinsurance premiums ......................................................             7,686             27,646
Reinsurance recoverable on paid losses, net .......................................             1,997                236
Deferred policy acquisition costs .................................................             4,881              3,165
Deferred income taxes .............................................................            74,652             69,733
Receivable for securities .........................................................             5,076                  0
Net investment in direct financing leases .........................................            25,985             25,522
Other assets ......................................................................            45,911             86,691
                                                                                          -----------        -----------
         Total assets .............................................................       $ 1,835,672        $ 1,837,158
                                                                                          ===========        ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses ........................................       $ 1,129,432        $ 1,053,597
Unearned premiums .................................................................           102,685             75,433
Premium deposits ..................................................................                 0             27,913
Funds held under reinsurance treaties .............................................           289,762            271,637
Payable for securities ............................................................             4,000                205
Notes Payable and other borrowings ................................................            15,667             16,461
Other liabilities .................................................................            35,558             73,208
                                                                                          -----------        -----------
         Total liabilities ........................................................       $ 1,577,104        $ 1,518,454
                                                                                          ===========        ===========

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares issued
   and outstanding ................................................................       $         0        $         0
Common stock, $.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2000 - 14,002,282 shares outstanding; 1999 - 15,258,567 shares
   outstanding) ...................................................................               166                165
Additional paid-in capital ........................................................            53,711             52,942
Retained earnings .................................................................           286,366            328,897
Treasury stock, at cost (2000 - 2,535,723 shares; 1999 - 1,236,809 shares) ........           (35,325)           (19,249)
Stock purchase loans and unearned stock compensation ..............................            (5,846)            (4,934)
Accumulated other comprehensive income/(loss) .....................................           (40,504)           (39,117)
                                                                                          -----------        -----------
         Total stockholders' equity ...............................................       $   258,568        $   318,704
                                                                                          -----------        -----------
         Total liabilities and stockholders' equity ...............................       $ 1,835,672        $ 1,837,158
                                                                                          ===========        ===========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                               --------------------------        --------------------------
                                                                  2000             1999             2000             1999
                                                               ---------        ---------        ---------        ---------
REVENUES
Net premiums earned ....................................       $  30,747        $  45,906        $  79,926        $  91,487
Net investment income ..................................          20,902           18,348           42,381           35,735
Realized investment losses .............................            (568)          (2,928)            (597)          (3,432)
Other revenue ..........................................           1,884              114            5,126              273
                                                               ---------        ---------        ---------        ---------
     Total revenues ....................................          52,965           61,440          126,836          124,063

EXPENSES
Losses and loss adjustment expenses ....................         118,153           43,176          165,923           86,219
Underwriting expenses ..................................           9,304           10,260           19,137           19,579
Funds held charges .....................................            (570)           2,405            3,762            6,661
Other expenses .........................................           1,214                0            3,571                0
Restructuring charge ...................................               0            2,409                0            2,409
                                                               ---------        ---------        ---------        ---------
     Total expenses ....................................         128,101           58,250          192,393          114,868
                                                               ---------        ---------        ---------        ---------

Income/(loss) before income taxes ......................         (75,136)           3,190          (65,557)           9,195
Income tax provision/(benefit) .........................         (27,168)             296          (24,443)           1,695
                                                               ---------        ---------        ---------        ---------
     Net income/(loss) .................................       $ (47,968)       $   2,894        $ (41,114)       $   7,500
                                                               =========        =========        =========        =========

Basic earnings/(loss) per share of common ..............                                                                  `
stock (1) ..............................................       $   (3.37)       $    0.24        $   (2.85)       $    0.62

Diluted earnings/(loss) per share of common stock(1) ...       $   (3.36)       $    0.24        $   (2.84)       $    0.62

Dividend per share of common stock .....................       $    0.05                         $    0.10
                                                               =========                         =========

(1)      1999 figures pro forma; see Note 4

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)







                                                     NUMBER OF           COMMON             ADDITIONAL
                                                       SHARES             STOCK              PAID-IN             RETAINED
                                                    OUTSTANDING          ISSUED              CAPITAL             EARNINGS
                                                    ----------        -------------       -------------       -------------
Balance at January 1, 2000 ...............          15,258,567        $         165       $      52,942       $     328,897
  Net loss ...............................                                                                          (41,114)

  Other comprehensive
       income/(loss), net of tax:

     Unrealized depreciation
       on securities available-
       for-sale, net of deferred taxes ...

  Shares issued for execution
   of stock purchase and loan
   agreements ............................              68,066                    1                 769

  Purchase of treasury stock .............          (1,324,351)

  Cash dividends to
   stockholders ..........................                                                                           (1,417)
                                                    ----------        -------------       -------------       -------------
Balance at June 30, 2000 .................          14,002,282        $         166       $      53,711       $     286,366
                                                    ==========        =============       =============       =============

                                                                              STOCK
                                                                            PURCHASE
                                                                            LOANS AND          ACCUMULATED
                                                                            UNEARNED              OTHER                 TOTAL
                                                       TREASURY               STOCK           COMPREHENSIVE         STOCKHOLDERS'
                                                        STOCK             COMPENSATION        INCOME/(LOSS)            EQUITY
                                                    -------------        -------------        -------------        -------------
Balance at January 1, 2000 ...............          $     (19,249)       $      (4,934)       $     (39,117)       $     318,704
  Net loss ...............................                                                                               (41,114)

  Other comprehensive
       income/(loss), net of tax:

     Unrealized depreciation
       on securities available-
       for-sale, net of deferred taxes ...                                                           (1,387)              (1,387)

  Shares issued for execution
   of stock purchase and loan
   agreements ............................                                        (912)                                     (142)

  Purchase of treasury stock .............                (16,076)                                                       (16,076)

  Cash dividends to
   stockholders ..........................                                                                                (1,417)
                                                    -------------        -------------        -------------        -------------
Balance at June 30, 2000 .................          $     (35,325)       $      (5,846)       $     (40,504)       $     258,568
                                                    =============        =============        =============        =============

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           --------------------------
                                                                                              2000             1999
                                                                                           ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) ..................................................................       $ (41,114)       $   7,500
Adjustments to reconcile net income to net cash provided by operating activities
     (net of balances acquired):
Unpaid losses and loss adjustment expenses .........................................          75,835           27,084
Unearned premiums ..................................................................          27,252           46,442
Premium deposits ...................................................................         (27,913)         (28,392)
Premium receivable, net ............................................................           3,638            9,535
Reinsurance balances, net ..........................................................          16,080              825
Deferred policy acquisition costs ..................................................          (1,716)          (2,245)
Realized losses ....................................................................             597            3,432
Depreciation, accretion and amortization ...........................................          (1,781)            (291)
Deferred income tax provision ......................................................          (3,988)          (1,756)
Due from New Jersey State Medical Underwriters .....................................               0             (939)
Accrued investment income ..........................................................            (693)             943
Net investment in direct financing leases ..........................................            (463)               0
Other assets .......................................................................          40,780           (5,625)
Other liabilities ..................................................................         (37,650)          (8,702)
                                                                                           ---------        ---------
Net cash provided by operating activities ..........................................          48,864           47,811
                                                                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales ......................................          49,700          658,879
Proceeds from fixed-maturity investments matured, called, or prepaid ...............          44,972           53,028
Proceeds from equity investment sales ..............................................           5,608                0
Cost of investments acquired .......................................................        (111,086)        (732,945)
Change in short-term investments, net ..............................................         (20,430)          (4,854)
Net receivable/(payable) for securities ............................................          (1,281)         (22,989)
                                                                                           ---------        ---------
Net cash used in investing activities ..............................................         (32,517)         (48,881)
                                                                                           ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable and other borrowings ....................................            (794)               0
Purchase of treasury stock .........................................................         (16,076)               0
Cash dividends to stockholders .....................................................          (1,417)               0
Subordinated loan certificates redeemed ............................................              (3)              (8)
                                                                                           ---------        ---------
Net cash used in financing activities ..............................................         (18,290)              (8)
                                                                                           ---------        ---------

Net change in cash .................................................................          (1,943)          (1,078)
Cash at beginning of period ........................................................           2,574            1,408
                                                                                           ---------        ---------
Cash at end of period ..............................................................       $     631        $     330
                                                                                           =========        =========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated (the "MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), which assumed all of the residual assets and liabilities and ongoing business of the Medical Inter-Insurance Exchange of New Jersey (the "Exchange") in the reorganization of the Exchange, Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and, from August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management, reflect all adjustments considered necessary for a fair presentation. Such adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 1999 which were filed with the Securities and Exchange Commission on Form 10-K.

2.   BORROWING ARRANGEMENTS

On April 7, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. As of June 30, 2000 the Company had borrowed approximately $4.0 million against the credit facility. No interest was paid during 2000.

3.   STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the six months ended June 30, 2000, certain executive officers and employees were granted a total of 215,661 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $11.3125 to $13.9375, of which 56,811 options were immediately exercisable, and 13,501 options were subsequently cancelled. During 2000, no options were exercised. Pursuant to stock purchase and loan agreements, The MIIX Group loaned certain officers of the Company approximately $770,000 during the period ended June 30, 2000, which the officers used to purchase unregistered shares of The MIIX Group common stock at market price.

4.   EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share for the three and six month periods ended June 30, 2000 is computed using the weighted-average number of common shares outstanding during those periods of 14,252,255 and 14,450,326, respectively. Basic and diluted earnings/(loss) per share for the three and six month periods ended June 30, 1999 gives effect to the reorganization and the allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                   2000            1999           2000            1999
                                                                 --------        --------       --------        --------
                                                                      (in thousands)                 (in thousands)
Numerator for basic and diluted earnings/(loss) per
share of common stock:
     Net income/(loss) ...................................       $(47,968)       $  2,894       $(41,114)       $  7,500

Denominator:
     Denominator for basic earnings/(loss) per share
     of common stock - weighted-average shares of
     outstanding .........................................         14,252          12,025         14,450          12,025

Effect of dilutive securities:
     Stock options and nonvested restricted stock ........             20               0             20               0
                                                                 --------        --------       --------        --------

     Denominator for diluted earnings/(loss) per share
     of common stock adjusted - weighted-average .........         14,272          12,025         14,470          12,025

Basic earnings/(loss) per share of common stock ..........       $  (3.37)       $   0.24       $  (2.85)       $   0.62
                                                                 ========        ========       ========        ========

Diluted earnings/(loss) per share of common stock ........       $  (3.36)       $   0.24       $  (2.84)       $   0.62
                                                                 ========        ========       ========        ========

5.   COMPREHENSIVE INCOME/(LOSS)

The Company has classified its entire investment portfolio as available-for-sale and had unrealized gains/(losses) at June 30, 2000 and December 31, 1999 that are reflected as accumulated other comprehensive income/(loss) in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income/(loss), net of related tax, for the periods ended June 30, 2000 and 1999 are as follows:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                             ------------------------        ------------------------
                                                               2000            1999            2000            1999
                                                             --------        --------        --------        --------
                                                                  (in thousands)                   (in thousands)
Net income/(loss) ....................................       $(47,968)       $  2,894        $(41,114)       $  7,500
Other comprehensive income/(loss):
Unrealized holding appreciation/(depreciation)
arising during period (net of tax of $(1,254),
$(9,979), $(956) and $(15,578) respectively) .........         (2,328)        (18,533)         (1,775)        (28,930)

Reclassification adjustment for (gains)/losses
realized in net income/(loss) (net of tax of $199,
$1,025, $209 and $1,201, respectively) ...............            369           1,903             388           2,231
                                                             --------        --------        --------        --------

Net unrealized appreciation/(depreciation) arising
during the period ended June 30 (net of tax of
$(1,055), $(8,954), $(747) and $(14,376),
respectively) ........................................         (1,959)        (16,630)         (1,387)        (26,699)
                                                             --------        --------        --------        --------

Comprehensive income/(loss) ..........................       $(49,927)       $(13,736)       $(42,501)       $(19,199)
                                                             ========        ========        ========        ========

6.   DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the six months ended June 30, 2000 and 1999.

                                                      SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                       2000               1999
                                                     -------            -------
                                                           (in thousands)
Balance at beginning of period ...........           $ 3,165            $ 2,810
Cost deferred during the period ..........             7,412              8,195
Amortization expense .....................            (5,696)            (5,950)
                                                     -------            -------
Balance at end of period .................           $ 4,881            $ 5,055
                                                     =======            =======

7.   RESTRUCTURING CHARGE

The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No similar event occurred during the period ended June 30, 2000.

8.   INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income tax expense/(benefit) for the periods ended June 30, 2000 and 1999 are as follows:




                                                              SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------------
                                                       2000                              1999
                                           ------------------------------    -----------------------------
                                                             % OF INCOME                      % OF INCOME
                                                                BEFORE                           BEFORE
                                            INCOME TAXES     INCOME TAXES    INCOME TAXES     INCOME TAXES
                                           --------------    ------------    ------------     ------------
                                           (in thousands)                   (in thousands)
Expected annual effective federal
    income tax expense/(benefit)
    at 35% ............................       $(22,945)        (35.0)%         $  3,218           35.0%
Decrease in taxes resulting from:
    Tax-exempt interest ...............         (1,224)         (1.9)%           (1,262)         (13.7%)
    Other .............................           (274)         (0.4)%             (261)          (2.8%)
                                              --------          ----           --------           ----
Total income tax expense/(benefit)  ...       $(24,443)        (37.3)%         $  1,695           18.5%
                                              ========          =====          ========           ====

9.   RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

Net premiums earned. Net premiums earned were $30.7 million for the three months ended June 30, 2000, a decrease of approximately $15.2 million, or 33.0%, from $45.9 million for the three months ended June 30, 1999. This net decrease consists of increased direct, assumed and ceded premiums earned of $1.1 million, $3.3 million and $19.6 million, respectively, in the three months ended June 30, 2000. Direct premiums earned reflect the growth in direct premiums written during the last six months of 1999 offset somewhat by the drop in direct premiums written in the first quarter 2000. Assumed premiums earned primarily relate to an excess of loss contract written on a large institutional account during the third quarter of 1999 and continuing through 2000. The increase in ceded premiums earned largely resulted from additional ceded losses incurred under the Company's aggregate reinsurance contracts of $19.9 million associated with reserve strengthening that occurred at June 30, 2000.

Total premiums written were $15.7 million for the three months ended June 30, 2000, an increase of $3.1 million, or 24.3%, from total premiums written of $12.6 million for the three months ended June 30, 1999. This increase consisted of a net increase in direct premiums written in New Jersey and Pennsylvania of $2.9 million and $0.9 million, respectively. The increase in New Jersey was largely the result of new business while the increase in Pennsylvania was largely the result of rate increases taken. Written premiums in other states decreased by $0.7 million, primarily as the net result of rate increases and re-underwriting efforts.

Net investment income. Net investment income increased approximately $2.6 million, or 13.9%, to $20.9 million for the three months ended June 30, 2000 from $18.3 million for the same period in 1999. Average invested assets at amortized cost increased to approximately $1.28 billion for the three months ended June 30, 2000 compared to approximately $1.23 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.48% for the three months ended June 30, 2000 from 6.05% for the same period in 1999 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in a generally increasing market yield environment.

Realized investment losses. Net realized investment losses decreased approximately $2.3 million to $0.6 million for the three months ended June 30, 2000 compared to net realized investment losses of $2.9 million for the same period in 1999. In both periods, the losses were principally due to sales of fixed-maturity investments to reposition the investment portfolio in a generally increasing market yield environment.

Other revenue. Other revenue increased approximately $1.8 million to $1.9 million for the three months ended June 30, 2000 from $0.1 million for the same period last year. The increase in 2000 consists primarily of $1.8 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999. In 1999, other revenue was primarily composed of finance charge income associated with the Company's financing of policyholder premiums.

Loss and loss adjustment expense (LAE). The provision for losses and LAE increased $75.0 million, or 173.7%, to $118.2 million for the three months ended June 30, 2000 from $43.2 million for the three months ended June 30, 1999. The provision for losses and LAE is net of ceded losses and LAE of $12.8 million and $12.2 million for the three months ended June 30, 2000 and 1999, respectively. The ratio of net losses and LAE to net premiums earned increased to 384.3% for the three months ended June 30, 2000 from 94.1% for the same period in 1999.

The significant increase in loss and loss adjustment expenses for the three months ended June 30, 2000 was principally due to the results of a loss and LAE reserve study conducted as of June 30. The reserve study was undertaken as a result of management's concerns with changes in emerging loss and LAE data in a very difficult market environment, and with the recent conversion of the Company's claims information system and reassignment of claims department responsibilities. Following from the reserve study, gross loss and LAE reserves were increased by $92.4 million, including $78.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million, including $20.3 million for 1999 and prior accident years and $2.0 million for accident year 2000. Net loss and LAE reserves were increased by $70.1 million, including $58.1 million for 1999 and prior accident years and $12.0 million for accident year 2000.

The increase in loss and loss adjustment expense reserves resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; higher than anticipated loss frequency and, particularly, severity in certain of the Company's expansion states; and greater than expected loss frequency and severity on the Pennsylvania physician and institution book.

Underwriting expenses. Underwriting expenses decreased $1.0 million or 9.3% to $9.3 million for the three months ended June 30, 2000, from $10.3 million for the three months ended June 30, 1999. This improvement was primarily the result of the Company's expense management efforts. The ratio of underwriting expenses to net premiums earned, however, increased to 30.3% for the three months ended June 30, 2000 from 22.4% for the same period in 1999. This increase primarily resulted from additional ceded premiums of $19.9 million associated with the loss reserve strengthening at June 30, 2000. The ratio of underwriting expenses to net premiums earned excluding the impact of the ceded premiums associated with the loss reserve strengthening was 18.5% for the three months ended June 30, 2000.

Funds held charges. Funds held charges relate to the Company's aggregate reinsurance contracts and decreased $3.0 million or 123.7% to $(0.6) million for the three months ended June 30, 2000, from $2.4 million for the three months ended June 30, 1999. This decrease primarily resulted from a $5.7 million reduction in funds held charges which arose out of changes to ceded loss and loss adjustment expense reserves associated with the loss reserve strengthening at June 30, 2000. Funds held charges are calculated based upon beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

Other expenses. Other expenses amounted to $1.2 million for the three months ended June 30, 2000 and consisted primarily of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Restructuring charge. The Company undertook a restructuring during the second quarter of 1999 and on June 23, 1999 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No similar event occurred during the second quarter ended June 30, 2000.

Income taxes. Income taxes decreased approximately $27.5 million to a tax benefit of $27.2 million for the three months ended June 30, 2000, resulting in an effective tax rate of 36.2%, compared to income tax expense of $0.3 million and an effective tax rate of 9.3% for the same period in 1999. This decrease was primarily attributable to a decline in pre-tax income in 2000 of $78.3 million resulting in reduced tax expense of $27.4 million at a 35% rate.

Net income/(loss). Net loss was $48.0 million for the three months ended June 30, 2000, a decrease of $50.9 million from net income of $2.9 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Net premiums earned. Net premiums earned were $79.9 million for the six months ended June 30, 2000, a decrease of approximately $11.6 million, or 12.6% from $91.5 million for the six months ended June 30, 1999. This net decrease consists of increased direct, assumed and ceded premiums earned of $2.7 million, $6.6 million and $20.9 million, respectively. Direct premiums earned reflect the growth in direct premiums written in the last six months of 1999 offset in part by the drop in direct premiums written in the first quarter 2000. Assumed premiums earned primarily relate to a large institutional account written during the third quarter of 1999 and continuing through 2000. The increase in ceded premiums earned largely resulted from ceded activity under the Company's aggregate reinsurance contracts of $19.9 associated with reserve strengthening at June 30, 2000.

Total premiums written were $144.4 million for the six months ended June 30, 2000, a decrease of $9.8 million, or 6.3%, from total premiums written of $154.2 million for the six months ended June 30, 1999. This decrease consisted of a net decrease in direct premiums written of $23.6 million, somewhat offset by an increase in assumed premiums written of $13.8 million. The net decrease in direct premiums written was composed of decreases in New Jersey and Pennsylvania of $23.1 million and $3.7 million, respectively, and net increases in other states of $3.2 million. The decreases in New Jersey and Pennsylvania followed significant selected rate increases effective January 1, 2000 that led to loss of certain business. The net increase in other states largely reflected new business added in those states. The increase in assumed premiums written was primarily due to continuation of an excess of loss reinsurance contract with an institutional account first written during the third quarter of 1999 and continuing through 2000.

Net investment income. Net investment income increased approximately $6.7 million, or 18.6%, to $42.4 million for the six months ended June 30, 2000 from $35.7 million for the same period in 1999. Average invested assets at amortized cost increased to approximately $1.28 billion during the six months ended June 30, 2000 compared to approximately $1.22 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.66% for the six months ended June 30, 2000 from 6.01% for the same period in 1999 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in a generally increasing market yield environment.

Realized investment losses. Net realized investment losses decreased approximately $2.8 million to $0.6 million for the six months ended June 30, 2000 compared to $3.4 million for the same period in 1999. In both periods, the losses were principally due to sales of fixed-maturity investments to reposition the investment portfolio in a generally increasing market yield environment.

Other revenue. Other revenue increased approximately $4.8 million to $5.1 million for the six months ended June 30, 2000 from $0.3 million for the same period last year. The increase in 2000 is primarily composed of $4.8 million of revenues associated with the leasing brokerage and other business acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999. In 1999, other revenue was primarily composed of finance charge income associated with the Company's financing of policyholder premiums.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE increased $79.7 million, or 92.4%, to $165.9 million for the six months ended June 30, 2000 from $86.2 million for the six months ended June 30, 1999. The provision for losses and LAE is net of ceded losses and LAE of $28.9 million and $24.9 million for the six months ended June 30, 2000 and 1999, respectively. The ratio of net losses and LAE to net earned premiums increased to 207.6% from 94.2% for the six months ended June 30, 2000 and 1999 respectively.

The significant increase in loss and loss adjustment expenses for the six months ended June 30, 2000 was principally due to the results of a loss and LAE reserve study conducted as of June 30. The reserve study was undertaken as a result of management's concerns with changes in emerging loss and LAE data in a very difficult market environment, and with the recent conversion of the Company's claims information system and reassignment of claims department responsibilities. Following from the reserve study, gross loss and LAE reserves were increased by $92.4 million, including $78.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million, including $20.3 million for 1999 and prior accident years and $2.0 million for accident year 2000. Net loss and LAE reserves were increased by $70.1 million, including $58.1 million for 1999 and prior accident years and $12.0 million for accident year 2000.

The increase in loss and loss adjustment expense reserves resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; higher than anticipated loss frequency and, particularly, severity in certain of the Company's expansion states; and greater than expected loss frequency and severity on the Pennsylvania physician and institution book.

Underwriting expenses. Underwriting expenses decreased $0.5 million or 2.3% to $19.1 million for the six months ended June 30, 2000, from $19.6 million for the six months ended June 30, 1999. The ratio of underwriting expenses to net premiums earned, however, increased to 23.9% for the six months ended June 30, 2000 from 21.4% for the same period in 1999. This increase primarily resulted from additional ceded premiums of $19.9 million associated with the loss reserve strengthening at June 30, 2000. The ratio of underwriting expenses to net premiums earned excluding the impact of the ceded premiums associated with the loss reserve strengthening was 19.2% for the six months ended June 30, 2000.

Funds held charges. Funds held charges decreased $2.9 million, or 43.5%, to $3.8 million for the six months ended June 30, 2000, from $6.7 million for the six months ended June 30, 1999 primarily as the result of a $5.7 million reduction in funds held charges which arose out of changes to ceded loss and loss adjustment expense reserves associated with the loss reserve strengthening at June 30, 2000. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

Other expenses. Other expenses amounted to $3.6 million for the six months ended June 30, 2000 and consisted primarily of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Restructuring charge. The Company undertook a restructuring during the second quarter of 1999 and on June 23, 1999 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No such event occurred during the six months ended June 30, 2000.

Income taxes. Income taxes decreased approximately $26.1 million to a tax benefit of $24.4 million for the six months ended June 30, 2000, resulting in an effective tax benefit rate of 37.3%, compared to income tax expense of $1.7 million and an effective tax rate of 18.4% for the same period in 1999. This decrease was primarily attributable to a decline in pre-tax income in 2000 of $74.8 million resulting in reduced tax expense of $26.2 million at a 35% rate.

Net income/(loss). Net loss was $41.1 million for the six months ended June 30, 2000, a decrease of $48.6 million from net income of $7.5 million for the six months ended June 30, 1999

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets at fair value, including cash and short term investments, were $1,213.5 million at June 30, 2000 and $1,185.5 million at December 31, 1999. The net increase of $28.0 million largely resulted from the net effect of positive cash flows from operations, including receipt of $34.1 million on surrender of company-owned life insurance policies, somewhat offset by a reduction in federal income taxes payable, of $26.8 million, and cash outflows to purchase treasury stock and pay cash dividends to stockholders during the period.

Fixed maturity investments available for sale at fair value, including short-term investments, were $1,206.8 million, or 99.5% of the investment portfolio of the Company as of June 30, 2000. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 5.20 years.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,129.4 million at June 30, 2000 and $1,053.6 million at December 31, 1999. Reinsurance recoverable on unpaid losses and LAE was $426.7 million at June 30, 2000 and $406.4 million at December 31, 1999. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $289.8 million at June 30, 2000, and $271.6 million at December 31, 1999. The increases in these amounts were primarily the result of the loss reserves strengthening actions taken by the Company at June 30, 2000.

Equity. Total equity was $258.6 million at June 30, 2000 and $318.7 million at December 31, 1999. The net decrease of $60.1 million was primarily attributable to net loss of $41.1 million, unrealized net depreciation of investments of $1.4 million, purchase of $16.1 million of treasury stock, and $1.4 million of cash dividends paid to stockholders.

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

On May 26, 2000 the Company entered into a credit agreement with Amboy National Bank to meet certain non-operating cash needs as they may arise. Under the credit agreement, the Company may borrow up to $20.0 million and bears a fixed interest rate of 8% per annum. The proceeds from the credit agreement may be used by the company for general corporate purposes. As of June 30, 2000 $4.0 million had been borrowed under this facility.

MIIX Insurance. The primary sources of MIIX Insurance's liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flows from operating activities was approximately $5.4 million and $47.8 million for the six months ended June 30, 2000 and 1999, respectively, and $76.8 million for the year ended 1999. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flows from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $289.8 million at June 30, 2000 and $271.6 at December 31, 1999, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 2000, through August 4, 2000, approximately $16.1 million of the net proceeds of the Company's initial public offering was used to purchase an additional 1.3 million shares of treasury stock. The balance has been incorporated into the Company's invested assets. None of the net proceeds of the Offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owning 10% or more of any class of the Company's equity securities, or any affiliates of the Company.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           The following exhibits are filed herewith:

                           15       Acknowledgement of Independent Accountants
                           27.1     Financial Data schedule.

                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MIIX GROUP, INCORPORATED


                                 By:  /s/ Kenneth Koreyva
                                    -----------------------------------------
                                    President and Chief Executive Officer
                                    (principal executive officer)


                                 By:  /s/ Thomas M. Redman
                                    -----------------------------------------
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


                                 DATED: AUGUST 11, 2000