Form 10-Q
period 2000-09-30
MIIX GROUP INC
filed 2000-11-14
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                    YES X    NO


         As of November 10, 2000, the number of outstanding shares of the Registrant's Common Stock was 13,615,029.

TABLE OF CONTENTS




PART I         FINANCIAL INFORMATION.............................................................................   4

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS.................................................................   4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............  13

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................  18

PART II        OTHER INFORMATION.................................................................................  20

ITEM 1.        LEGAL PROCEEDINGS.................................................................................  20

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................  20

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................  20

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K..................................................................  21

SIGNATURES ......................................................................................................  22

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

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of September 30, 2000, and the related consolidated statements of income for the three and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999 and the consolidated statement of equity for the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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


                                ERNST & YOUNG LLP


New York, New York
November 2, 2000

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                    -------------       -----------
                                                                                      2000                 1999
                                                                                    ------------        -----------
                                    ASSETS                                           (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2000 -
     $1,178,381; 1999 - $1,131,931) ..........................................       $ 1,135,277        $ 1,077,806
   Equity investments, at fair value (cost: 2000 - $7,187; 1999 - $13,169) ...             5,324             12,394
   Short-term investments, at cost which approximates fair value .............            87,494             92,743
                                                                                     -----------        -----------
         Total investments ...................................................         1,228,095          1,182,943
                                                                                     -----------        -----------
Cash .........................................................................             3,483              2,574
Accrued investment income ....................................................            14,711             14,319
Premium receivable, net ......................................................            18,292             17,920
Reinsurance recoverable on unpaid losses .....................................           433,879            406,409
Prepaid reinsurance premiums .................................................             3,659             27,646
Reinsurance recoverable on paid losses, net ..................................             7,399                236
Deferred policy acquisition costs ............................................             5,194              3,165
Deferred income taxes ........................................................            69,453             69,733
Receivable for securities ....................................................                14                  0
Net investment in direct financing leases ....................................            26,249             25,522
Other assets .................................................................            41,739             86,691
                                                                                     -----------        -----------
         Total assets ........................................................       $ 1,852,167        $ 1,837,158
                                                                                     ===========        ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses ...................................       $ 1,139,944        $ 1,053,597
Unearned premiums ............................................................            97,260             75,433
Premium deposits .............................................................                 0             27,913
Funds held under reinsurance treaties ........................................           300,687            271,637
Payable for securities .......................................................               171                205
Notes payable and other borrowings ...........................................            15,415             16,461
Other liabilities ............................................................            31,857             73,208
                                                                                     -----------        -----------
         Total liabilities ...................................................       $ 1,585,334        $ 1,518,454
                                                                                     -----------        -----------
STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding ....................................................       $         0        $         0

Common stock, $.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued, (2000 - 13,756,220 shares outstanding; 1999 - 15,258,567 shares
   outstanding) ..............................................................               166                165
Additional paid-in capital ...................................................            53,720             52,942
Retained earnings ............................................................           288,607            328,897
Treasury stock, at cost (2000 - 2,781,785 shares; 1999 - 1,236,809 shares) ...           (37,363)           (19,249)
Stock purchase loans and unearned stock compensation .........................            (5,853)            (4,934)
Accumulated other comprehensive income/(loss) ................................           (32,444)           (39,117)
                                                                                     -----------        -----------
         Total stockholders' equity ..........................................       $   266,833        $   318,704
                                                                                     -----------        -----------
         Total liabilities and stockholders' equity ..........................       $ 1,852,167        $ 1,837,158
                                                                                     ===========        ===========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                           -------------------------       ---------------------------
                                                             2000            1999            2000           1999
                                                           ----------       --------       ----------        ---------
REVENUES
Net premiums earned .................................       $ 51,814        $ 58,798        $ 131,740        $ 150,285
Net investment income ...............................         21,399          19,479           63,780           55,214
Realized investment losses ..........................           (109)         (1,668)            (706)          (5,100)
Other revenue .......................................            462           2,838            5,588            3,111
                                                            --------        --------        ---------        ---------
     Total revenues .................................         73,566          79,447          200,402          203,510
                                                            --------        --------        ---------        ---------
EXPENSES
Losses and loss adjustment expenses .................         52,038          54,318          217,961          140,537
Underwriting expenses ...............................         10,208          12,037           29,345           31,616
Funds held charges ..................................          5,524           3,342            9,286           10,003
Other expenses ......................................            918           1,168            4,489            1,168
Restructuring charge ................................              0               0                0            2,409
                                                            --------        --------        ---------        ---------
     Total expenses .................................         68,688          70,865          261,081          185,733
                                                            --------        --------        ---------        ---------
Income/(loss) before income taxes ...................          4,878           8,582          (60,679)          17,777
Income tax provision/(benefit) ......................          1,948           2,140          (22,495)           3,835
                                                            --------        --------        ---------        ---------
     Net income/(loss) ..............................       $  2,930        $  6,442        $ (38,184)       $  13,942
                                                            ========        ========        =========        =========
Basic earnings/(loss) per share of common stock (1) .       $   0.21        $   0.44        $   (2.68)       $    1.09
                                                            ========        ========        =========        =========
Diluted earnings/(loss) per share of common stock (1)       $   0.21        $   0.44        $   (2.67)       $    1.08
                                                            ========        ========        =========        =========
Dividend per share of common stock ..................       $   0.05        $   0.05        $    0.15        $    0.05
                                                            ========        ========        =========        =========


(1) 1999 figures pro forma; see Note 4

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                STOCK
                                                                                               PURCHASE
                                                                                               LOANS AND   ACCUMULATED      TOTAL
                                     NUMBER OF    COMMON   ADDITIONAL                          UNEARNED      OTHER         STOCK-
                                      SHARES      STOCK    PAID-IN     RETAINED   TREASURY      STOCK      COMPREHENSIVE   HOLDERS'
                                    OUTSTANDING   ISSUED   CAPITAL     EARNINGS     STOCK     COMPENSATION INCOME/(LOSS)   EQUITY
                                   ------------   -------  ---------- ----------  ----------  ------------ --------------  --------
 Balance at January 1, 2000 .....    15,258,567   $  165   $52,942    $ 328,897    $(19,249)   $(4,934)    $(39,117)      $ 318,704
   Net loss .....................                                       (38,184)                                            (38,184)

   Other comprehensive
     income/(loss), net of tax:

      Unrealized appreciation
        on securities available-
        for-sale, net of deferred
        taxes ...................                                                                             6,673           6,673

   Shares issued for execution
    of stock purchase and loan
    agreements ..................        68,066        1       769                                (919)                        (149)

   Stock compensation ...........                                9                                                                9

   Purchase of treasury stock ...    (1,570,413)                                    (18,114)                                (18,114)

   Cash dividends to
    stockholders ................                                        (2,106)                                             (2,106)
                                     ----------   ------   -------    ---------    --------    -------     --------        ---------

 Balance at September 30, 2000 ..    13,756,220   $  166   $53,720    $ 288,607    $(37,363)   $(5,853)    $(32,444)       $ 266,833
                                     ==========   ======   =======    =========    ========    =======     ========        =========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ---------------------------
                                                                                          2000              1999
                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) ..............................................................        $ (38,184)        $  13,942
Adjustments to reconcile net income to net cash provided by operating activities
(net of balances acquired):
Unpaid losses and loss adjustment expenses .....................................           86,347            30,044
Unearned premiums ..............................................................           21,827            49,088
Premium deposits ...............................................................          (27,913)          (28,392)
Premium receivable, net ........................................................             (372)            1,559
Reinsurance balances, net ......................................................           18,404            (6,021)
Deferred policy acquisition costs ..............................................           (2,029)           (2,460)
Realized losses ................................................................              706             5,100
Depreciation, accretion and amortization .......................................           (2,946)           (1,092)
Deferred income tax provision ..................................................           (2,982)           (5,236)
Due from New Jersey State Medical Underwriters .................................                0              (594)
Accrued investment income ......................................................             (392)              207
Net investment in direct financing leases ......................................             (727)            1,521
Other assets ...................................................................           44,952            26,573
Other liabilities ..............................................................          (41,348)            6,704
                                                                                        ---------         ---------
Net cash provided by operating activities ......................................           55,343            90,943
                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales ..................................           65,684           839,573
Proceeds from fixed-maturity investments matured, called, or prepaid ...........           72,157            77,033
Proceeds from equity investment sales ..........................................            6,578                 0
Cost of investments acquired ...................................................         (182,645)         (998,346)
Purchase of NJSMU (net of cash acquired) .......................................                0              (198)
Change in short-term investments, net ..........................................            5,250            (4,693)
Net receivable/(payable) for securities ........................................              (48)          (28,433)
                                                                                        ---------         ---------
Net cash used in investing activities ..........................................          (33,024)         (115,064)
                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of offering and reorganization costs                 0            37,350
Proceeds from notes payable and other borrowings ...............................           19,158            16,228
Repayment of notes payable and other borrowings ................................          (20,205)          (15,965)
Purchase of treasury stock .....................................................          (18,114)           (9,863)
Cash dividends to stockholders .................................................           (2,106)             (797)
Cash in lieu of stock paid to distributees .....................................                0            (1,886)
Interest on stock purchase loan ................................................             (218)                0
Investment in restricted stock .................................................               69                 0
Stock compensation .............................................................                9                 0
Subordinated loan certificates redeemed ........................................               (3)               (8)
                                                                                        ---------         ---------
Net cash provided/(used) by financing activities ...............................          (21,410)           25,059
                                                                                        ---------         ---------
Net change in cash .............................................................              909               938
Cash at beginning of period ....................................................            2,574             1,408
                                                                                        ---------         ---------
Cash at end of period ..........................................................        $   3,483         $   2,346
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

2.       STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the nine months ended September 30, 2000, certain executive officers and employees were granted a total of 215,661 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $11.3125 to $13.9375, of which 56,811 options were immediately exercisable, and 17,801 options were subsequently cancelled. During 2000, no options were exercised. Pursuant to stock purchase and loan agreements, The MIIX Group loaned certain officers of the Company approximately $770,000 during the period ended September 30, 2000, which the officers used to purchase unregistered shares of The MIIX Group common stock at market price.

3.       EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share are computed using the weighted-average number of common shares outstanding for the three and nine month periods ended September 30, 2000 of 13,910,571 and 14,269,094, respectively, and for the three and nine month periods ended September 30, 1999 of 14,483,000 and 12,844,000, respectively. Earnings per share through August 4, 1999 gives effect to the reorganization and allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members on August 4, 1999.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                              ------------------------       ------------------------
                                                                2000            1999            2000          1999
                                                              ---------       --------       ---------       --------
                                                                   (in thousands)                   (in thousands)
Numerator for basic and diluted earnings/(loss) per
share of common stock:
     Net income/(loss) ................................        $ 2,930        $ 6,442        $(38,184)        $13,942
Denominator:
     Denominator for basic earnings/(loss) per share of
     common stock - weighted-average shares of
     outstanding ......................................         13,911         14,483          14,269          12,844
Effect of dilutive securities:
     Stock options and nonvested restricted stock .....             12             47              18              47
                                                               -------        -------        --------         -------
     Denominator for diluted earnings/(loss) per share
     of common stock adjusted - weighted-average ......         13,923         14,530          14,287          12,891
Basic earnings/(loss) per share of common stock .......        $  0.21        $  0.44        $  (2.68)        $  1.09
                                                               =======        =======        ========         =======
Diluted earnings/(loss) per share of common stock .....        $  0.21        $  0.44        $  (2.67)        $  1.08
                                                               =======        =======        ========         =======

4.       COMPREHENSIVE INCOME/(LOSS)

The Company has classified its entire investment portfolio as available-for-sale and had unrealized gains/(losses) at September 30, 2000 and December 31, 1999 that are reflected as accumulated other comprehensive income/(loss) in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income/(loss), net of related tax, for the periods ended September 30, 2000 and 1999 are as follows:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                        ------------------------       --------------------------
                                                          2000           1999            2000             1999
                                                        ---------       --------        --------         --------
                                                            (in thousands)                   (in thousands)
Net income/(loss) ...............................        $ 2,930        $ 6,442         $(38,184)        $ 13,942

Other comprehensive income/(loss):
Unrealized holding appreciation/(depreciation)
arising during period (net of tax of $4,302,
($4,742), $3,346 and ($20,319), respectively) ...          7,989         (8,806)           6,214          (37,737)

Reclassification adjustment for losses/(gains)
realized in net income/(loss) (net of tax of $38,
$584, $247 and $1,785, respectively) ............             71          1,084              459            3,315
                                                         -------        -------         --------         --------
Net unrealized appreciation/(depreciation)
arising during the period ended
September 30 (net of tax of $4,340, ($4,158),
$3,593 and ($18,534), respectively) .............          8,060         (7,722)           6,673          (34,422)
                                                         -------        -------         --------         --------
Comprehensive income/(loss) .....................        $10,990        $(1,280)        $(31,511)        $(20,480)
                                                         =======        =======         ========         ========

5.       DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the nine months ended September 30, 2000 and 1999.

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              --------------------------------
                                                                                   2000                1999
                                                                              -------------        -----------
                                                                                       (in thousands)
Balance at beginning of period............................................    $    3,165           $    2,810
Cost deferred during the period...........................................        10,665               11,133
Amortization expense......................................................        (8,636)              (8,673)
                                                                              ----------           ----------
Balance at end of period..................................................    $    5,194           $    5,270
                                                                              ==========           ==========

6.       RESTRUCTURING CHARGE

The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No similar event occurred during the period ended September 30, 2000.

7.       INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income tax expense/(benefit) for the periods ended September 30, 2000 and 1999 are as follows:

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------------
                                                       2000                              1999
                                         -------------------------------    -------------------------------
                                                             % OF INCOME                         % OF INCOME
                                         INCOME TAX         BEFORE INCOME     INCOME TAX        BEFORE INCOME
                                           EXPENSE             TAXES           EXPENSE             TAXES
                                         -------------      ------------     ------------       -----------
                                         (in thousands)                      (in thousands)
Expected annual effective federal
  income tax (benefit)/expense
  at 35% ...........................      $(21,238)             (35.0)%         $ 6,222              35.0 %
Decrease in taxes resulting from:
    Tax-exempt interest ............        (1,851)              (3.1)%          (1,817)            (10.2)%
    Other ..........................           594                1.0 %            (570)             (3.2)%
                                          --------           --------           -------          --------
  Total income tax (benefit)/expense      $(22,495)             (37.1)%         $ 3,835              21.6 %
                                          ========           ========           =======          ========

8.       RELATED PARTY TRANSACTION

On May 26, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of September 30, 2000 the Company had borrowed approximately $6.3 million against the credit facility. During the three and nine month periods ended September 30, 2000 the company incurred interest expense on the loan of approximately $104,000. The Company's CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the Company as could have been obtained from an unaffiliated third party.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value are recorded each period in current earnings or other comprehensive income. Adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

10.      RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net premiums earned. Net premiums earned amounted to $51.8 million for the three months ended September 30, 2000 compared to net earned premiums of $58.8 million for the three months ended September 30, 1999, a decrease of approximately $7.0 million, or 11.9%. This decrease is mainly attributable to decreases in direct, assumed, and ceded premiums earned of $2.4 million, $7.0 million, and $2.4 million, respectively in the three months ended September 30, 2000. The decline in direct earned premiums reflects the decline in written premiums during the nine months in 2000, somewhat offset by increased written premiums during the fourth quarter ended December 31, 1999. The decrease in assumed premiums relates to a large assumed excess of loss reinsurance contract on an institutional account written and bound during the quarter ended September 30, 1999 with effect from January 1, 1999 and continuing through 2000. The decrease in ceded earned premiums was primarily attributable to an amendment to the aggregate reinsurance contract, effective November 1, 1999, limiting reinsurance principally to occurrence form physician business written in two states, and to a reduction in that occurrence form physician business written during the nine months ended September 30, 2000 as compared to nine months ended September 30, 1999.

Total premiums written were $52.1 million for the three months ended September 30, 2000, a decrease of $17.4 million, or 25.1% from total premiums written of $69.5 million for the three months ended September 30, 1999. This decrease is composed of net decreases in direct premiums written of $3.6 million and a decrease in assumed premiums written of $13.8 million. The net decrease in direct premiums written consisted of net increases in direct premiums written in certain states of $7.7 million offset by net decreases in direct premiums written in other states of $11.3 million. The net increases primarily resulted from significant rate increases and focused marketing efforts; the net decreases primarily resulted from continued re-underwriting efforts. The increase in assumed premiums written resulted from a large excess of loss reinsurance contract on an institutional account written and bound during the quarter ended September 30, 1999 with effect from January 1, 1999 and renewed during the first quarter of 2000.

Net investment income. Net investment income increased approximately $1.9 million or 9.9% to $21.4 million for the three months ended September 30, 2000 from $19.5 million for the same period in 1999. Average invested assets increased to approximately $1.27 billion for the three months ended September 30, 2000 compared to approximately $1.20 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.73% for the three months ended September 30, 2000 from 6.49% for the same period in 1999 primarily as a result of higher pre-tax yielding securities and a larger asset base.

Realized investment gains (losses). Net realized investment losses were $0.1 million for the three months ended September 30, 2000 compared to net realized investment losses of $1.7 million for the same period in 1999. In both periods the losses were principally due to sales of fixed-maturity investments to reposition the investment portfolio in a changing market yield environment.

Other revenue. Other revenue decreased approximately $2.3 million or 83.7% to $0.5 million for the three months ended September 30, 2000 from $2.8 million for the same period last year. Other revenue consists primarily of revenues associated with the leasing, brokerage, and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999. The decrease in other revenue is mainly attributable to a $0.5 million loss on the sale of substantially all of the assets of the Company's reinsurance intermediary, Pegasus Advisors, Inc., effective July 1, 2000, which resulted in write-off of $1.7 million of goodwill and deferral of $1.2 million of gain in consideration of price adjustments features contained in the sale agreement. In addition, in 1999 other revenue included death benefit income of $1.0 million received on a corporate owned life insurance policy.

Loss and loss adjustment expense (LAE). The provision for losses and LAE decreased $2.3 million, or 4.2%, to $52.0 million for the three months ended September 30, 2000 from $54.3 million for the three months ended September 30, 1999. The provision for losses and LAE is net of ceded losses and LAE of $10.5 million and

$12.5 million for the three months ended September 30, 2000 and 1999, respectively. The ratio of net losses and LAE to net premiums earned increased to 100.4% for the three months ended September 30, 2000 from 92.4% for the same period in 1999. This is principally attributable to a reduction in earned premiums and anticipated higher ultimate and LAE losses associated with current accident year results. There were no adjustments made to loss and LAE reserves held on prior accident years for the three months ended September 30, 2000. Changes in loss and LAE reserves held on prior accident years for the three months ended September 30, 1999 were as follows: gross loss and LAE reserves were reduced by $3.2 million and ceded loss and LAE reserves were reduced by $3.7 million.

Underwriting expenses. Underwriting expenses decreased $1.8 million or 15.2% to $10.2 million for the three months ended September 30, 2000, from $12.0 million for the three months ended September 30, 1999. The ratio of underwriting expenses to net premiums earned improved to 19.7% for the three months ended September 30, 2000 from 20.5% for the same period in 1999. This improvement was primarily the result of the Company's continuing focus on expense controls.

Funds held charges. Funds held charges relate to the Company's aggregate reinsurance contracts and increased $2.2 million or 65.3% to $5.5 million for the three months ended September 30, 2000, from $3.3 million for the three months ended September 30, 1999. The increase in funds held charges was principally the result of an increase in ceded loss and LAE reserves, and an associated increase in ceded premiums and in the funds held balance, resulting from the loss reserve strengthening at June 30, 2000. Funds held charges are calculated based upon beginning of quarter funds held balances.

Other expenses. Other expenses decreased to $0.3 million or 21.4% to $0.9 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999 and primarily consist of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999. The decrease largely resulted from the sale of substantially all of the assets of the Company's reinsurance intermediary, Pegasus Advisors, Inc., effective July 1, 2000.

Income taxes. Income taxes were $1.9 million for the three months ended September 30, 2000, resulting in an effective tax rate of 39.9%, compared to $2.1 million and an effective tax rate of 24.9% for the same period in 1999. This decrease of $0.2 million was primarily attributable to a decrease in pre-tax income in 2000 of $3.7 million resulting in reduced tax of $1.3 million at a 35% rate, a decrease in taxes of $0.1 million associated with an increase in tax exempt interest, and a net increase in taxes of $1.2 million associated with other items in 2000 including write-off of $1.7 million of non-deductible goodwill expense associated with the sale of substantially all of the assets of the Company's reinsurance intermediary as of July 1, 2000.

Net income. Net income decreased by $3.5 million to $2.9 million for the three months ended September 30, 2000, from a net income of $6.4 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net premiums earned. Net premiums earned were $131.7 million for the nine months ended September 30, 2000 compared to $150.3 million for the nine months ended September 30, 1999, a decrease of approximately $18.6 million or 12.3%. This decrease consisted of increased direct and ceded earned premiums of $0.3 million, and $18.6 million, respectively, and a decrease in assumed premiums earned of $0.3 million. The decrease in direct earned premiums reflect the decrease in written premiums during the nine months of 2000, offset in part by the increase in written premiums in the fourth quarter of 1999 which are earned in 2000. The increase in ceded direct premiums was primarily due to the following: the loss and loss adjustment expense reserve strengthening recorded at June 30, 2000; the effects of an amendment to the Company's ceded aggregate reinsurance contract, effective November 1, 1999, limiting the aggregate reinsurance contract to principally occurrence form physician business written in two states; and to a reduction in that occurrence form physician business written during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in assumed earned premiums relates to a reduction of exposures assumed under a large assumed excess of loss reinsurance contract written on an institutional account.

Total premiums written were $196.5 million for the nine months ended September 30, 2000, a decrease of $27.2 million or 12.2% from total premiums written of $223.7 million for the nine months ended September 30, 1999. This decrease resulted from a net decline in direct premiums written of $27.2 million, composed of net increases in direct premiums written in certain states of $8.8 million offset by net decreases in direct premiums written in other states of $36.0 million. The net increases resulted from significant rate increases and focused marketing efforts; the net decreases primarily resulted from re-underwriting efforts and the effects of increased competition in certain markets.

Net investment income. Net investment income increased $8.6 million or 15.5% to $63.8 million for the nine months ended September 30, 2000 from $55.2 million for the same period in 1999. The increase in investment income resulted from an increase in invested assets during the first nine months of 2000 and an increase in available market yields. Average invested assets increased to approximately $1.27 billion during the nine months ended September 30, 2000 compared to approximately $1.21 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio increased to 6.68% for the nine months ended September 30, 2000 from 6.25% for the same period in 1999 primarily as a result of changes in asset allocation with an increased concentration in higher pre-tax yielding securities in an increasing market yield environment and a larger asset base.

Realized investment gains (losses). Net realized investment losses decreased approximately $4.4 million to net realized losses of $0.7 million for the nine months ended September 30, 2000 compared to net realized losses of $5.1 million for the same period in 1999. In 2000 and in 1999, substantially all of the losses are due to sales of fixed-maturity investments to reposition the investment portfolio in a changing market yield environment.

Other revenue. Other revenue increased approximately $2.5 million or 79.6% to $5.6 million for the nine months ended September 30, 2000 from $3.1 million for the same period last year. The increase in 2000 consisted primarily of $3.0 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999, offset by a $0.5 million loss on the sale of substantially all of the assets of the Company's reinsurance intermediary, Pegasus Advisors, Inc., effective July 1, 2000, which resulted in write-off of $1.7 million of goodwill and deferral of $1.2 million of gain in consideration of price adjustments features contained in the sale agreement. In 1999 other revenue included death benefit income of $1.0 million received on a corporate owned life insurance policy.

Loss and loss adjustment expenses (LAE). The provision for losses and LAE increased $77.5 million or 55.1% to $218.0 million for the nine months ended September 30, 2000 from $140.5 million for the nine months ended September 30, 1999. The provision for losses and LAE is net of ceded losses and LAE of $39.4 million and $37.5 million for the nine months ended September 30, 2000 and 1999 respectively. The ratio of net losses and LAE to net premiums earned increased to 165.4% for the nine months ended September 30, 2000 from 93.5% for the same period in 1999. This significant increase in loss and loss adjustment expense for the nine months ended September 30, 2000 was principally attributable to the loss reserve strengthening at June 30, 2000 which resulted from a loss and LAE study conducted as of June 30, 2000. The reserve study was undertaken as a result of management's concern with changes in emerging loss and LAE data in a very difficult market environment, and with the recent conversion of the Company's claims information system and reassignment of claims department responsibilities.

As the result of the reserve study at June 30, 2000, loss and LAE reserves were adjusted as follows: gross loss and LAE reserves were increased by $96.4 million, including $81.4 million for 1999 and prior accident years, and $15.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $25.3 million, including $23.3 million for 1999 and prior accident years and $2.0 million for accident year 2000 and ceded premiums earned were increased by $21.3 million. Net loss and LAE reserves were increased by $71.1 million, including $58.1 million for 1999 and prior accident years and $13.0 million for accident year 2000. The adjustments at June 30, 2000 followed increases to prior accident year gross and ceded loss and LAE reserves of $3.0 million recorded for the three months ended March 31, 2000. These increases in loss and loss adjustment expense reserves were primarily attributable to three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; greater than expected loss frequency and severity on the Pennsylvania physician and institution book; and, more significantly, higher than anticipated loss frequency and, particularly, severity in the Company's book of business outside of the state of New Jersey.

Changes in loss and LAE reserves held on prior accident years were also recorded in the nine months ended September 30, 1999. The changes in loss and LAE reserves were as follows: gross loss and LAE reserves were reduced by $6.0 million and ceded loss and LAE reserves were reduced by $7.3 million.

Underwriting expenses. Underwriting expenses decreased $2.3 million or 7.2% to $29.3 million for the nine months ended September 30, 2000 from $31.6 million for the nine months ended September 30, 1999. This improvement was primarily the result of the Company's continuing focus on expense controls. The ratio of underwriting expense to net premiums earned increased, however, to 22.3% for the nine months ended September 30, 2000 from 21.0% for the nine months ended September 30, 1999. This increase is primarily the result of additional ceded premiums associated with the reserve strengthening actions taken at June 30, 2000. The expense ratio excluding the impact of ceded premiums associated with the June 30, 2000 loss reserve strengthening improved to 19.4% from 21.0% for the nine months ended September 30, 2000 and 1999, respectively.

Funds held charges. Funds held charges decreased $0.7 million or 7.2% to $9.3 million for the nine months ended September 30, 2000 from $10.0 million for the nine months ended September 30, 1999. The reduction in the funds held charges primarily reflected the adjustments to the components of the ceded loss and loss adjustment expense reserves resulting from the loss reserve strengthening at June 30, 2000, and associated adjustments to ceded premiums and to the components of the funds held balance. Funds held charges are calculated based upon beginning of quarter funds held balances.

Other expenses. Other expenses increased $3.3 million or 284.3% to $4.5 million for the nine months ended September 30, 2000 from $1.2 million for the nine months ended September 30, 1999. The increase primarily resulted from the operating costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of New Jersey State Medical Underwriters, Inc. and its subsidiaries on August 4, 1999.

Restructuring charge. The Company undertook a restructuring during the second quarter of 1999 and on June 23, 1999 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge of $2.4 million related to this restructuring for the nine months ended September 30, 1999. No such event occurred during the nine months ended September 30, 2000.

Income taxes. An income tax benefit of $22.5 million was recorded for the nine months ended September 30, 2000, resulting in an effective tax benefit rate of 37.1%, compared to income tax expense of $3.8 million and an effective tax rate of 21.6% for the same period in 1999. This decrease of $26.3 million was primarily attributable to a decrease in pre-tax income in 2000 of $78.5 million resulting in reduced tax of $27.5 million at a 35% rate, and a net increase in taxes of $1.2 million associated with other items in 2000 including write-off of $1.7 million of non-deductible goodwill expense associated with the sale of substantially all of the assets of the Company's reinsurance subsidiary as of July 1, 2000.

Net income/(loss). Net loss was $38.2 million for the nine months ended September 30, 2000, a decrease of $52.1 million from a net income of $13.9 million for the nine months ended September 30, 1999.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets at fair value, including cash and short term investments, were $1,231.6 million at September 30, 2000 and $1,185.5 million at December 31, 1999. The net increase of $46.1 million largely resulted from the net effect of positive cash flows from operations, including receipt of $34.1 million on surrender of company-owned life insurance policies, somewhat offset by a reduction in federal income taxes payable of $28.4 million, and cash outflows to purchase treasury stock and pay cash dividends to stockholders during the period.

Fixed maturity investments available for sale at fair value, including short-term investments, were $1,222.8 million, or 99.6% of the investment portfolio of the Company as of September 30, 2000. At that date, the average credit quality of the fixed income portfolio was AA as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 5.02 years.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,139.9 million at September 30, 2000 and $1,053.6 million at December 31, 1999. Reinsurance recoverable on unpaid losses and LAE was $433.9 million at September 30, 2000 and $406.4 million at December 31, 1999. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $300.7 million at September 30, 2000, and $271.6 million at December 31, 1999. The increases in these amounts were primarily the result of the loss and LAE reserve strengthening at June 30, 2000.

Equity. Total equity was $266.8 million at September 30, 2000 and $318.7 million at December 31, 1999. The net decrease of $51.9 million was primarily attributable to the net loss for the nine months ended September 30, 2000 of $38.2 million, unrealized net appreciation of investments of $6.7 million, purchase of $18.1 million of treasury stock, $0.2 million associated with stock purchase and loan agreement activity, and $2.1 million of cash dividends paid to stockholders.

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

The payment of dividends to The MIIX Group by MIIX Insurance is subject to limitations imposed by the New Jersey Holding Company Act. Based upon these limitations, the maximum amount that will be available for payment of dividends to The MIIX Group by MIIX Insurance in any year without the prior approval of regulatory authorities is subject to restrictions related to surplus and net income. MIIX Insurance's future cash flow available to The MIIX Group may be influenced by a variety of factors, including cyclical changes in the medical malpractice insurance market, MIIX Insurance's financial results, insurance regulatory changes, including changes in the limitations imposed by the New Jersey Holding Company Act on the payment of dividends by MIIX Insurance, and changes in general economic conditions. The MIIX Group expects that the current limitations that will be imposed on MIIX Insurance should not affect its ability to declare and pay dividends sufficient to support The MIIX Group's current dividend policy.

On May 26, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of September 30, 2000 the Company had borrowed approximately $6.3 million against the credit facility. During the three and nine month periods ended September 30, 2000 the company incurred interest expense on the loan of approximately $104,000. The Company CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the Company as could have been obtained from an unaffiliated third party.

The primary sources of the Company's liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flows from operating activities was approximately $55.3 million and $90.9 million for the nine months ended September 30, 2000 and 1999, respectively, and $107.4 million for the year ended 1999. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flows from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $300.7 million at September 30, 2000 and $271.6 at December 31, 1999, in the form of funds withheld, for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to B+ or lower, or a reduction in statutory capital and surplus to less than $60 million. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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

Interest rate risk is considered by management to be the most significant market risk element currently facing the Company. Interest rate risk is the price sensitivity of a fixed-maturity security to changes in interest rates. The Company views these potential changes in price within the overall context of assets and liability management. To reduce the Company's interest rate risk, duration targets are set for the fixed income portfolio after consideration of the duration of associated liabilities, primarily losses and LAE reserves, and other factors.

The Company's investment portfolio at September 30, 2000 is primarily composed of fixed-maturity securities, consisting 92.4% of total investments at market value. U.S. government and tax-exempt bonds represent 27%, corporate bonds represent 37%, and mortgage backed and asset backed securities represent 36% of fixed-maturity investments. Short term investments represent 7.1% and equity investments, primarily common stock, accounts for the remaining 0.5% of total investments at market value.

At September 30, 2000 the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $31.2 million, which included a deferred tax valuation allowance of $3.6 million. The net after-tax unrealized losses of $31.2 million on the fixed maturity portfolio represented 10.4% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 1999 the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $38.8 million, which included a deferred tax valuation allowance of $3.6 million. The net unrealized losses were the result of the rise in market interest rates during 1999. The unrealized losses at September 30, 2000 do not significantly impact the Company's ability to meet all regulatory capital requirements.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at September 30, 2000, the Company's positive operating cash flows and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

In addition to interest rate risk, fixed-maturity securities like those comprising the Company's investment portfolio involve other risks such as default or credit risk. The Company manages this risk by limiting the amount of higher risk corporate obligations (determined by credit rating assigned by private rating agencies) in which it invests.

Mortgage-backed and asset-backed securities involve similar risks associated with fixed-maturity investments: interest rate risk, reinvestment rate risk, and default or credit risk. In addition, mortgage-backed and asset-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. The Company purchases mortgage-backed and asset-backed securities structured to enhance credit quality and/or provide prepayment stability.

Short term investments are composed of highly rated money market instruments.

The Company also holds a portfolio of equity investments. At September 30, 2000, the cost and fair value of equity investments was $7.2 million and $5.3 million respectively. The net after tax unrealized losses of $1.2 million on the equity portfolio represented 0.4% of total stockholders' equity gross of net after-tax unrealized losses on investments.

There have been no material changes to the Company's financial market risks since December 31, 1999.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

Prior to the reorganization of the Company, three physician members of the Exchange (the "appellants") filed an appeal in the New Jersey Superior Court, Appellate Division, challenging the Commissioner of Banking and Insurance's Order approving the Plan of Reorganization. The principal arguments raised by the appellants were that: (1) the pro rata, three-year look-back allocation of stock was unfair to long-time members; (2) the Commissioner lacked statutory authority to approve the reorganization because there is no statute specifically authorizing the conversion of a reciprocal exchange to a stock company; and (3) there was insufficient advance notice of the public hearing on the Plan. During the pendency of the appeal, the appellants made a total of six applications to the New Jersey Department of Banking and Insurance, the New Jersey Superior Court, Appellate Division and the New Jersey Supreme Court seeking to stay the reorganization and/or the initial public offering of MIIX Group stock. All of these applications were denied. On February 14, 2000, the New Jersey Superior Court, Appellate Division issued an Opinion that rejected the appellants' challenge to the Commissioner's Order approving the Plan of Reorganization. The appellants' petition for review of the Appellate Division decision by the New Jersey Supreme Court has been denied.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                     Item 601
                  Regulation S-K
                  Exhibit Reference                       Exhibit
                      Number                             Description

                3.1 Restated Certificate of Incorporation by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

                3.2 Bylaws of The MIIX Group, (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

                11 No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

                15*                   Acknowledgement of Independent Accountant

                27.1*                 Financial Data schedule

                * Filed herewith

         b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the third quarter of 2000.

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


                              DATED:   NOVEMBER 10, 2000