Form 10-K405
period 2000-12-31
MIIX GROUP INC
filed 2001-04-02
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (609) 896-2404
              (Registrant's telephone number, including area code)
             Securities registered pursuant to Section 12(b) of the
                  Act: Common Stock, par value $0.01 per share
        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES /X/  NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value on March 21, 2001 of the voting stock held by non-affiliates of the registrant was $104,706,159.

         As of March 21, 2001, the number of outstanding shares of the Registrant's Common Stock was 13,563,938.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000 ("Proxy Statement") are incorporated by reference in Part III.

THE MIIX GROUP, INCORPORATED
2000 FORM 10-K
TABLE OF CONTENTS

PART I    ..........................................................................................    2

ITEM 1.   BUSINESS..................................................................................    2
ITEM 2.   PROPERTIES................................................................................   22
ITEM 3.   LEGAL PROCEEDINGS.........................................................................   22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................   22

PART II   ..........................................................................................   23

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................   23
ITEM 6.   SELECTED FINANCIAL DATA...................................................................   23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.................................................................   24
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................   33
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................   33
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE......................................................................   33

PART III  ..........................................................................................   33

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................   33
ITEM 11.  EXECUTIVE COMPENSATION....................................................................   34
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................   35
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................   35

PART IV   ..........................................................................................   35

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................   35

SIGNATURES..........................................................................................   40

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES.........................................................  F-1

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to: the Company having sufficient liquidity and working capital; the Company's ability to achieve consistent profitable growth; the Company's ability to diversify its product lines; the continued adequacy of the Company's loss and loss adjustment expense reserves; the Company's avoidance of any material loss on collection of reinsurance recoverables; increased competitive pressure; the loss of significant customers; general economic conditions, including changing interest rates; rates of inflation and the performance of the financial markets; judicial decisions and rulings; changes in domestic and foreign laws, regulations and taxes; geographic concentration of the Company's business; effects of acquisitions and divestitures; and various other factors. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

The MIIX Group, Incorporated ("The MIIX Group") was organized as a Delaware corporation in October 1997 and is the parent company of a group of insurance and insurance-related subsidiaries conducting business principally in New Jersey. The MIIX Group began operating as a publicly traded company on July 30, 1999. On August 4, 1999, the reorganization of the Medical Inter-Insurance Exchange of New Jersey (the "Exchange") was consummated according to a Plan of Reorganization. The Plan of Reorganization included several key components, including: formation of The MIIX Group to be the ultimate parent; the transfer of assets and liabilities held by the Exchange to MIIX Insurance Company ("MIIX"), formed for that purpose; acquisition of New Jersey State Medical Underwriters, Inc. and its wholly owned subsidiaries (the "Underwriter"); distribution of shares of common stock of The MIIX Group and/or cash to current and former members of the Exchange("Distributees") as defined in the Plan of Reorganization; and dissolution of the Exchange. In connection with the reorganization, 11,854,033 shares of The MIIX Group Common Stock were issued to Distributees and 814,815 shares of The MIIX Group Common Stock were issued to the Medical Society of New Jersey, plus $100,000 in cash, in exchange for all Common Stock of the Underwriter. The MIIX Group sold three million shares of its Common Stock in an underwritten public offering ("the Offering") that closed on August 4, 1999. Of the offered shares, 90,000 were reserved for sale and subsequently sold to officers and employees of the Company. On August 11, 1999 an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the Offering underwriting agreement. The Common Stock is listed on the New York Stock Exchange("NYSE") under the trading symbol "MHU."

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

OVERVIEW

Based on direct premiums written in 1999, the Company is the leading provider of medical professional liability insurance in New Jersey and is ranked 6th among medical professional liability insurers in the United States. The Company currently insures approximately 15,000 physicians and other medical professionals who practice alone, in medical groups, clinics or in other health care organizations. The Company also insures more than 141 hospitals, extended care facilities and other health care organizations. The Company's business has historically been concentrated in New Jersey but has expanded to other states in recent years. The Company currently writes policies in 24 states and the District of Columbia. In

2000, approximately 49% of the Company's total direct premiums written were generated outside of New Jersey. In addition to the Company's medical malpractice insurance operations, the Company also offers complementary insurance products to its insureds and operates other fee-based consulting and service businesses.

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

In 1999, total medical professional liability direct premiums written in the United States were approximately $6.0 billion, according to data compiled by A.M. Best, an insurance rating agency, and in New Jersey were approximately $285.2 million, according to data compiled by OneSource Information Services, Inc. ("OneSource"), an online data service. The Company's market share of such direct premiums written was 4.0% in the United States according to data compiled by A.M. Best and 45% in New Jersey according to data compiled by OneSource. In 2000, medical malpractice insurance accounted for approximately 99% of the Company's direct premiums written.

The Company had total revenues and net losses of $272.5 million and $36.5 million, respectively in 2000, total revenues and net income of $265.1 million and $20.8 million, respectively, in 1999 and total revenues and net income of $264.9 million and $29.7 million, respectively, in 1998. As of December 31, 2000, the Company had total assets of $1.9 billion and total equity of $289.4 million.

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

     - maintain underwriting discipline with a strong clinical focus to seek to assure that profitability, rather than premium volume, is emphasized;

     - enhance product offerings to meet the increasing business liabilities needs of our insureds;

     -    focus on key geographical markets;

     -    continue to expand distribution channels; and

     -    take advantage of strategic merger and acquisition opportunities.

This strategy is designed to capitalize on the Company's strengths that have enabled it to achieve its current market position, including (i) its experience with, commitment to and focus on medical professional liability insurance, (ii) its history of providing a stable premium environment to its customers, (iii) the high level of service it delivers to insureds, including the aggressive defense of claims on their behalf, (iv) its "A- (Excellent)" rating by A.M. Best, (v) its capacity on a per insured basis, (vi) its ability to customize product features and programs to fit the needs of different customers and (vii) its close relationship with the medical community.

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

Maintain Underwriting Discipline. The Company undertook a major re-underwriting of its book of business during 2000 with the objective of increasing the profitability of the business. As a result of this effort, certain accounts were either non-renewed or re-priced, premium rates were generally increased, and available discounts were substantially reduced or eliminated. Overall premium volume was lower in 2000 compared to 1999, in part due to these actions. The Company expects that this re-underwriting project will be completed during 2001.

Enhance Product Offerings. During 2000, the Company introduced a new plain-language "Essentials" policy for physicians, designed to communicate coverage intent as clearly as possible. In addition to its core medical professional liability insurance products, the Company has developed other products and services for physicians and health care institutions. The Company intends to continue to increase the number of products it offers to its customer base in order to be able to provide them with a full range of business liability coverages.

Geographical Focus. From its inception in 1977 through 1990, all of the Company's business was written in New Jersey. In 1991, the Company began to write business in Pennsylvania and in 1996 began its expansion into other states. Since 1996, the Company has expanded its operations significantly and currently writes policies in 24 states and the District of Columbia. As a result of this expansion, the proportion of the Company's business written in states other than New Jersey has grown from approximately 11% in 1996 to 49% in 2000. The Company expects to focus its operation primarily on about 12 states as it completes its major re-underwriting process. In addition, the Company has three regional sales and customer support offices to assist its marketing efforts outside of New Jersey.

Expand Distribution Channels. The Company has traditionally written insurance on a direct basis in New Jersey. In connection with the Company's expansion outside New Jersey, the Company has increasingly utilized brokers and agents. In 2000, 65% of the Company's direct premiums written were generated through independent brokers and agents. By increasing its use of this distribution channel, the Company will be better positioned to assure long-term profitability and growth. In order to expand its distribution channels further, the Company intends to develop additional relationships with selected brokers and agents who have demonstrated expertise in the medical malpractice insurance market.

Take Advantage of Strategic Merger and Acquisition Opportunities. The Company believes that the Reorganization has better positioned the Company in the long term to make strategic mergers and acquisitions by providing greater access to capital as a source of financing and creating an attractive stock acquisition currency. The Company believes that consolidation in the medical professional liability insurance industry will continue and that opportunities to effect strategic mergers and acquisitions may arise, thus providing an effective way to expand the Company's business, product offerings and geographic scope.


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

In New Jersey, traditional claims made coverage is offered primarily to institutions. In Pennsylvania traditional occurrence coverage is primarily offered to physicians and traditional claims made coverage is primarily offered to institutions. In other states, the Company issues policies primarily on a claims made coverage basis to physicians and institutions. Tail coverage may be offered as an endorsement to those accounts written on a pure claims made basis to extend the period when losses could be reported to the Company. Additional premium is collected at the time such endorsement is purchased by the insured. The Company offers policy limits up to $10,000,000 per incident and $12,000,000 in the aggregate for individual physicians. Policy limits of up to $50,000,000 per incident and in the aggregate are offered to institutions and medical groups.

In addition to its core medical professional liability insurance products, the Company offers comprehensive liability coverage. Other related products and services for health care providers are currently being developed.

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

                                                            For the Years Ended December 31,
                                        ------------------------------------------------------------------------
                                                2000                     1999                      1998
                                        ------------------------------------------------------------------------
                                                                     (In thousands)
                                                      % of                      % of                      % of
                                            $         total        $            total         $           total
                                        --------     -------    --------       -------     --------      -------
Professional Liability Products
   Occurrence/Occurrence-like           $126,323       60%      $152,520         62%       $141,437        61%

   Claims Made                            83,427       39%        89,253         37%         82,543        36%

Other Products                             2,404        1%         2,653          1%          6,334         3%
                                        --------     -------    --------       -------     --------      -------
Direct Premiums Written                 $212,154      100%      $244,426        100%       $230,314       100%
                                        ========     =======    ========       =======     ========      =======

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

MARKETING AND POLICYHOLDER SERVICES

The Company employs various strategies for marketing its products and providing policyholder services. In New Jersey, the Company markets its products to physicians and physician groups principally through medical associations, referrals by existing policyholders, advertisements in medical journals, seminars on health care topics for physicians and direct mail solicitation. The Company's professional liability program has the endorsement of different medical associations. In addition to these direct marketing channels, the Company sells its products through independent brokers and agents who currently produce approximately 33% of the Company's direct premiums written in New Jersey. Health care institutions frequently prefer brokers over direct solicitation when they purchase professional liability insurance, and the Company believes that its broker relationships in New Jersey are important to its ability to grow and sustain its business in that market segment. To provide localized marketing and policyholder services in New Jersey and nationally, the Company operates three regional offices. See "Business -- Business Strategy -- Maintain Close Relationship with the Medical Community."

Outside New Jersey, the Company markets its products exclusively through independent brokers and agents. In 2000, 115 independent brokers and agents actively marketed the Company's products in 24 states and the District of Columbia and produced approximately 65% of the Company's direct premiums written. No national broker or regional agency accounted for more than 11% of the Company's year-end direct premiums written. The Company selects brokers and agents that it believes have demonstrated growth and stability in the medical malpractice insurance industry, strong sales and marketing capabilities, and a focus on selling medical professional liability insurance. Brokers and agents receive market rate commissions and other incentives based on the business they produce. The Company strives to maintain relationships with those brokers and agents who are committed to promoting the Company's products and are successful in producing profitable business for the Company. See "Business -- Business Strategy -- Expand Distribution Capabilities."

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

UNDERWRITING

The Company maintains a dual underwriting function at its home office and at each regional office. Underwriting authority by the regional office is limited. The home office Underwriting Department is responsible for the underwriting and servicing of all institutional accounts and individual providers that exceed the regional office underwriting authority. In addition, the home office Underwriting Department is responsible for the issuance, establishment and implementation of underwriting standards for all of the coverages underwritten by the Company.

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

Risk management surveys are generally performed prior to quoting a large account to ascertain the insurability of the risk. All written accounts are referred to the Risk Management Department to schedule risk management services. Representatives from the Risk Management Department meet with the insured institution to develop programs to control and reduce risk.

The Underwriting Department meets periodically with the Underwriting Committee of the Company to review the guidelines for premium surcharges, cancellations and non-renewals, any candidates for cancellation or non-renewal, and all large accounts to be quoted. The Underwriting Committee is composed of senior officers of the Company. The Company maintains quality control through periodic audits at the underwriting and processing levels.

The Company undertook a major re-underwriting of its book of business during 2000 with the objective of increasing the profitability of the business. As a result of this effort, certain accounts were either non-renewed or re-priced, premium rates were generally increased, and available discounts were substantially reduced or eliminated. Overall premium volume was lower in 2000 compared to 1999, in part due to these actions. The Company expects that this re-underwriting project will be completed during 2001.

PRICING

The Company establishes, through its underwriting and actuarial staff, rates and rating classifications for its insureds based on loss and loss adjustment expense ("LAE") experience it has developed and on other relevant information. The Company has various rating classifications based on practice location, medical specialty and other factors. The Company has established its pricing for hospitals and large groups using actuarially sound techniques to analyze the experience of these insureds.

CLAIMS

The Company's Claims Department is responsible for claims investigation, establishment of appropriate case reserves for loss and allocated loss adjustment expenses ("ALAE"), defense planning and coordination, supervision of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim. All of the Company's primary policies require it to defend its insureds. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting medical opinions. In almost all cases, the person bringing the claim against the insured is already represented by legal counsel when the claim is reported to the Company.

Litigation defense is provided almost exclusively by private law firms with lawyers whose primary focus is defending malpractice cases. The Company also maintains two staff counsel offices located in New Jersey to defend malpractice cases.

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

A major resource for the Company's claims function is its database built over a 20-plus-year period. The database provides comprehensive details on each claim, from incident to resolution, coupled with a document file relating to each claim. The database enables the Company's claims professionals to analyze trends in claims by specialty, type of injury, precipitating causes, frequency and severity, plaintiffs' counsel, expert witnesses and other factors. The Company also uses the data to identify and analyze trends and to develop seminars to educate individual physicians, physician groups, hospital staff and other insureds on risk management to control and reduce their exposure to claims.

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

There are significant inherent uncertainties in estimating ultimate losses in the casualty insurance business. The uncertainties are even greater for companies writing long-tail casualty insurance, such as medical malpractice insurance, and in particular the occurrence or occurrence-like coverages that substantially make up the Company's current reserves. These additional uncertainties are due primarily to the longer period of time during which an insured may seek coverage for a claim in respect of an occurrence or occurrence-like policy as opposed to a claims made policy. With the longer claim reporting and development period, reserves are more likely to be impacted by, among other factors, changes in judicial liability standards and interpretation of insurance contracts, changes in the rate of inflation and changes in the propensities of individuals to file claims.

The Company offered traditional occurrence professional liability insurance coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. The Company's modified claims made policy is the PPP. See "Business-- Product Offerings." Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP includes "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period and thus is reserved on an occurrence basis. As displayed in the table below, loss and LAE reserves carried for PPP policies and traditional occurrence professional liability policies constitute approximately 74% of the gross loss and LAE reserves at December 31, 2000.

The following table provides a summary of gross loss and LAE reserves by policy type.

         Gross Loss and Loss Adjustment Expense Reserves by Policy Type
                                 (In thousands)

                                            Professional Liability
                              ---------------------------------------------------
                                Occurrence/        % of        Claims       % of                    % of       Total Gross
                              Occurrence-Like      Total        Made        Total       Other       Total        Reserves
                              ---------------      -----      --------      -----      -------      -----      -----------
Gross Reserves Held as of:
December 31, 1998                $825,636          86.8%      $104,759      11.0%      $21,264       2.2%      $  951,659
December 31, 1999                 837,724          79.5%       185,497      17.6%       30,376       2.9%       1,053,597
December 31, 2000                 850,040          74.4%       282,127      24.7%       10,363       0.9%       1,142,530

As displayed in the above table, the proportion of the gross loss and LAE reserves held on claims made professional liability policies has grown from ll.0% of total gross loss and LAE reserves held at December 31, 1998 to 24.7% at December 31, 2000. This is primarily the result of the Company's expansion into new states since 1997. The majority of policies sold in these new states have been claims made.

Since a significant portion of the Company's reserves are recorded on an occurrence basis, and given the long time that typically elapses between the coverage incident and the resolution of the claim, IBNR reserves have consistently represented a majority of the gross reserves recorded by the Company. The following table summarizes the components of gross loss and LAE reserves including ULAE reserves and indicates that IBNR reserves constitute a majority of gross reserves on a consistent basis:

          Components of Gross Loss and Loss Adjustment Expense Reserves
                                 (In thousands)

                                Loss and                   Loss and                                             Total
                                ALAE Case      % of        ALAE IBNR      % of          ULAE        % of        Gross
                                Reserves       Total       Reserves       Total       Reserves      Total      Reserves
                                ---------      ------      ---------      ------      --------      -----     ----------
Gross Reserves Held as of:
December 31, 1998                $299,178       31.4%       $623,842       65.6%      $28,639        3.0%     $  951,659
December 31, 1999                 381,564       36.2%        640,096       60.8%       31,937        3.0%      1,053,597
December 31, 2000                 411,939       36.1%        689,431       60.3%       41,160        3.6%      1,142,530

The Company has issued occurrence policies since 1977 and occurrence-like policies since 1987. There is a significant lag in reporting of incidents or occurrences inherent in the medical malpractice insurance industry. As a result the Company continues to experience reported claims that are alleged to have occurred as far back as 1977.

The following table illustrates the amount and percentage of gross loss and LAE reserves held by the Company at December 31, 2000 categorized by accident year.

        Gross Loss and Loss Adjustment Expense Reserves By Accident Year
                             As of December 31, 2000
                                 (In thousands)

Accident Year                                      Gross Reserves      % of Total
----------------------------------------------     --------------      ----------
1977-90.....................................              34,235           3.0%
1991........................................               8,531           0.7%
1992........................................              12,230           1.1%
1993........................................              16,661           1.5%
1994........................................              29,579           2.6%
1995........................................              52,871           4.6%
1996........................................              97,677           8.5%
1997........................................             141,180          12.4%
1998........................................             198,834          17.4%
1999........................................             279,006          24.4%
2000........................................             271,726          23.8%
                                                    ------------         ------
Total Gross Reserves held by the Company....        $  1,142,530         100.0%
                                                    ============         ======

As shown in the above tables, at December 31, 2000: approximately 74% of gross reserves are occurrence based; over 60% of gross reserves are IBNR reserves; and over 86% of gross reserves relate to the most recent five accident years, which are the most immature in terms of loss development.

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

Initially, the Company establishes its best estimate of loss and LAE reserves using pricing assumptions. The reserves are evaluated every quarter and annually and are adjusted thereafter as circumstances warrant. These periodic evaluations include a variety of loss development techniques that incorporate various data accumulated in the claims settlement process including paid and incurred loss data, accident year development statistics and loss ratio analyses. Important in these analyses are considerations of the amounts for which claims have settled in comparison to case reserves held at settlement. Case reserves are eliminated upon settlement of related claims. Actual settlement amounts above or below case reserves are regularly evaluated to determine whether estimated ultimate losses by accident year, including IBNR reserves, should be adjusted. Changes to aggregate reserves reported in the financial statements are made based upon the extent and nature of these variances over the long claim development period together with changes in estimates of the total number of claims to be settled. As a final test of management's determination as to whether it believes that aggregate reserves reported in the financial statements are adequate and appropriate, management considers the detailed analysis performed by the actuarial staff of its independent auditors in connection with the audit of the Company's financial statements.

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

Activity in the liability for unpaid losses and loss adjustment expenses gross of reinsurance is summarized as follows:

                                                           Years Ended December 31,
                                                   ----------------------------------------
                                                      2000           1999           1998
                                                   ----------     ----------     ----------
                                                                (In thousands)
Balance as of January 1, gross of reinsurance
  recoverable...................................   $1,053,597     $  951,659     $  876,721
Incurred related to:
     Current year...............................      276,261        254,570        214,413
     Prior years................................       47,212         16,514          3,822
                                                   ----------     ----------     ----------
Total incurred..................................      323,473        271,084        218,235
Paid related to:                                   ----------     ----------     ----------
     Current year...............................        4,535          4,622          1,343
     Prior years................................      230,005        164,524        141,954
                                                   ----------     ----------     ----------
Total paid......................................      234,540        169,146        143,297
                                                   ----------     ----------     ----------
Balance at end of period, gross of reinsurance
  recoverable...................................    1,142,530      1,053,597        951,659
Reinsurance recoverable.........................      432,046        406,409        325,795
                                                   ==========     ==========     ==========
Balance at end of period, net of reinsurance....   $  710,484     $  647,188     $  625,864
                                                   ==========     ==========     ==========

The aggregate reserves reported in the financial statements represent management's best estimate of the remaining costs of settling all incurred claims. The Company increased prior year gross reserves by $47.2 million, $16.5 million and $3.8 million during 2000, 1999 and 1998, respectively. Notwithstanding management's analysis and determination in setting its best estimate of aggregate reserves reported in the financial statements, which may or may not require adjustments to aggregate prior year reserves, management regularly evaluates, and adjusts when appropriate, its estimates of accident year ultimate losses and LAE (i) as part of its pricing analyses, (ii) as part of its evaluation of the effectiveness of its reinsurance programs and (iii) for reporting to regulatory authorities such as the Internal Revenue Service and the state insurance departments. Accordingly, reserves established for losses and LAE on individual accident years may experience greater volatility than aggregate reserves reported in the Company's financial statements. Individual accident year reserves cover a smaller amount of business over a shorter period of time than do the aggregate reserves, which are an accumulation of reserves pertaining to all accident years. Estimated ultimate losses and LAE associated with individual accident years were adjusted in 2000, 1999 and 1998. The following table presents the estimated ultimate losses and LAE gross of reinsurance (including changes in such estimates) by accident year:

                            Accident Year Development
                                 (In thousands)

                                                                                                   Changes in Estimated
                                                                                                  Ultimate Losses and LAE
                                                      Estimated Ultimate                            for the Years Ended
                                              Losses and LAE as of December 31,                         December 31,
                                   ----------------------------------------------------     --------------------------------------
Accident Year                         1997          1998          1999          2000           1998          1999          2000
-------------                      ----------    ----------    ----------    ----------     ----------    ----------    ----------
1990 and Prior                     $  984,341    $  985,590    $  982,610    $  996,836     $    1,249    $   (2,980)   $   14,226
1991                                  121,531       121,454       110,419       109,424            (77)      (11,035)         (995)
1992                                  113,610       112,404       112,488       114,955         (1,206)           84         2,467
1993                                  140,304       121,990       118,450       109,686        (18,314)       (3,540)       (8,764)
1994                                  150,613       154,063       144,513       143,651          3,450        (9,550)         (862)
1995                                  156,099       165,973       169,024       155,128          9,874         3,051       (13,896)
1996                                  172,141       174,681       178,048       179,902          2,540         3,367         1,854
1997                                  189,163       195,469       213,762       205,156          6,306        18,293        (8,606)
1998                                                214,413       233,237       242,349                       18,824         9,112
1999                                                              254,570       307,246                                     52,676
2000                                                                            276,261
                                   ----------    ----------    ----------    ----------     ----------    -----------    ---------
Total Estimated Ultimate Losses
and LAE                            $2,027,802    $2,246,037    $2,517,121    $2,840,594     $    3,822    $   16,514     $  47,212
                                   ----------    ----------    ----------    ----------     ==========    ===========    =========
Less:  Total Paid Loss and LAE     $1,151,081    $1,294,378    $1,463,524    $1,698,064
                                   ----------    ----------    ----------    ----------
Gross Loss and LAE Reserves as
of December 31                     $  876,721    $  951,659    $1,053,597    $1,142,530
                                   ==========   ===========    ==========    ==========

The accident year reserve development detailed in the above table is indicative of the potential volatility of accident year reserve estimates. Management believes that the level of volatility experienced and reflected therein, which ranged up to plus or minus 21% of estimated accident year ultimate losses at December 31, 2000, is not unreasonable for the medical malpractice line of business.

Specific factors noted in management's actuarial analyses that gave rise to the accident year development in 2000 included the following. Reserves held on accident years 1990 and prior were increased to reflect a longer development period on New Jersey physician business than had previously been projected, principally due to an eroding statute of limitations regarding late assertion of claims. Reserves held on accident years 1991 through 1996 were adjusted to reflect the net impact of a lengthened projected development period and generally higher severities offset by lower than anticipated reported claim development on New Jersey and Pennsylvania physician business and greater than anticipated claim frequency and claim severities on Pennsylvania institution business. Reserves held on accident year 1997 were adjusted to reflect the net impact of the lengthened development period and lower than anticipated reported claim development on New Jersey physician business, somewhat offset by higher than anticipated claim frequency and severities associated with Pennsylvania physician and institution business and business written in new states during 1997. Reserves held on accident years 1998 and 1999 were adjusted to reflect the net impact of higher than anticipated claims frequency and severities associated with, primarily, business written in new states since 1997, for which limited loss data had previously existed, as well as on Pennsylvania physician and institution business, and a lengthened development period and lower than anticipated reported claim development on New Jersey physician business.

Specific factors noted in management's actuarial analyses that gave rise to accident year development in 1999 included the following. Reserves held on accident years 1990 and prior were decreased to reflect lower than anticipated case reserve development during 1999. Reserves on accident years 1991, 1993 and 1994 were reduced to reflect lower than anticipated loss frequency and severities. Reserves held on accident years 1995 and 1996 were increased to reflect higher loss expectations for the Pennsylvania physician and institution business. Additional reserves were recorded for accident year 1997 to reflect higher than anticipated loss frequency and severities associated with Pennsylvania physician and institution business and with physician business written in new states in 1997. Reserves held on accident year 1998 were increased to reflect, primarily, higher than anticipated claim frequency associated with physician business written in new states.

Specific factors noted in management's actuarial analyses that gave rise to accident year development in 1998 included the following. Reserves on 1990 and prior accident years were increased to recognize slower than previously projected development of reserves on New Jersey physician business; reserves for accident years 1991 and 1992 were reduced, reflecting generally lower frequencies and severities than previously projected; reserves for accident year 1993 were adjusted for the first time from initial pricing-based estimates in 1998; reserves held on accident years 1994 through 1996 were increased, primarily relating to Pennsylvania institution business; and reserves for accident year 1997 were increased, primarily reflecting higher claim frequencies on physician business written in new states in 1997.

As previously discussed, approximately 74% of the Company's December 31, 2000 gross professional liability loss and LAE reserves are related to occurrence or occurrence-like policies, which is down from 80% at December 31, 1999 and 87% at December 31, 1998. Management initially establishes its best estimate of reserves based on the underlying pricing assumptions and adjusts those estimates over time as significant developments in the legal environment or significant changes in expected patterns of claim frequency and/or severity become apparent.

On a net of reinsurance basis, the activity in the liability for unpaid losses and LAE is summarized as follows:

                                                               Years Ended December 31,
                                                     --------------------------------------------
                                                         2000             1999             1998
                                                     ----------       ----------       ----------
                                                                    (In thousands)
Balance as of January 1, net of
  reinsurance recoverable..........................  $  647,188       $  625,864       $  605,990

Net reserves acquired in acquisition
 of the Underwriter................................           0            8,286                0

Incurred related to:
     Current year..................................     227,921          189,000          157,952
     Prior years...................................      51,303          (14,014)          (2,084)
                                                     ----------       ----------       ----------
Total incurred.....................................     279,224          174,986          155,868
                                                     ----------       ----------       ----------
Paid related to:
     Current year..................................       4,535            4,589            1,328
     Prior years...................................     211,393          157,359          134,666
                                                     ----------       ----------       ----------
Total paid.........................................     215,928          161,948          135,994
                                                     ----------       ----------       ----------
Balance at end of period, net of
  reinsurance recoverable..........................     710,484          647,188          625,864
Reinsurance recoverable............................     432,046          406,409          325,795
                                                     ----------       ----------       ----------
Balance at end of period, gross of reinsurance.....  $1,142,530       $1,053,597       $  951,659
                                                     ----------       ----------       ----------

Net loss and LAE reserves reported in accordance with statutory accounting principles were $103.3 million lower than the net loss and LAE reserves displayed above at December 31, 1998. The difference relates to a 1992 contract accounted for using deposit accounting for GAAP reporting. The Company commuted this contract on September 30, 1999, and there was no difference at December 31, 1999 and 2000 between net loss and LAE reserves reported on a GAAP basis and those reported in accordance with statutory accounting principles.

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

The tables reflect the effect of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $100,000 was first reserved in 1990 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1990 through 1995 shown below. The tables present development data by calendar year and do not relate the data to the year in which the claim was reported or the incident actually occurred.

Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

TABLE I. LOSS AND LAE RESERVES DEVELOPMENT - GROSS

                             1990      1991     1992      1993      1994       1995       1996       1997       1998       1999
                             ----      ----     ----      ----      ----       ----       ----       ----       ----       ----
                                                                     (In thousands)
LOSS AND LAE RESERVES     $554,076  $593,828  $629,064  $667,200   $688,455   $748,660   $795,449  $876,721   $951,659  $1,053,597

LIABILITY REESTIMATED AS
OF:
   One year later          541,778   583,133   616,042   623,988    688,455    748,660    795,654   880,543    968,173   1,100,809
   Two years later         529,531   570,108   572,831   623,986    688,450    744,130    793,170   878,233    962,709
   Three years later       516,501   532,877   572,831   623,989    689,122    739,106    772,567   863,657
   Four years later        487,918   532,878   572,871   624,567    674,224    715,136    766,597
   Five years later        487,921   540,067   570,424   606,219    647,203    707,312
   Six years later         490,398   538,126   570,390   588,748    653,275
   Seven years later       486,236   539,298   556,459   595,682
   Eight years later       487,485   525,283   572,157
   Nine years later        484,505   538,514
   Ten years later         498,731
CUMULATIVE REDUNDANCY
(DEFICIENCY)                55,345    55,314    56,907    71,518     35,180     41,348     28,852    13,064    (11,050)    (47,212)

                             1990      1991     1992      1993      1994       1995       1996       1997       1998       1999
                             ----      ----     ----      ----      ----       ----       ----       ----       ----       ----
                                                                     (In thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later         $ 67,483  $ 79,239  $ 83,837  $ 83,522   $ 98,053   $116,532   $101,217  $141,954   $164,524 $   230,005
   Two years later         144,987   161,532   165,737   179,714    212,284    214,484    231,755   298,785    370,911
   Three years later       221,931   238,998   256,860   284,828    293,323    332,920    373,232   470,693
   Four years later        288,463   318,934   348,868   343,563    407,357    452,055    514,813
   Five years later        339,121   389,638   395,242   436,921    492,388    553,205
   Six years later         390,991   413,413   462,920   486,861    552,039
   Seven years later       401,626   459,668   493,034   524,025
   Eight years later       437,768   479,717   517,161
   Nine years later        451,889   495,748
   Ten years later         464,496

The Company experienced favorable development on gross reserves held at each year-end in the table except 1998 and 1999, largely on reserves first recorded in 1994 and prior years and associated with New Jersey physician business. The Company has experienced adverse development on gross financial reserves held at December 31, 1998 and 1999. The adverse development has largely consisted of favorable adjustments to reserves held on New Jersey physician business offset by adverse development on reserves held on Pennsylvania physician and institution business and on business written in new states since 1997.

TABLE II. LOSS AND LAE RESERVES DEVELOPMENT - NET

                               1990      1991       1992      1993      1994      1995      1996      1997      1998       1999
                               ----      ----       ----      ----      ----      ----      ----      ----      ----       ----
                                                                        (In thousands)
LOSS AND LAE
RESERVES-GROSS                $554,076  $593,828  $629,064  $667,200  $688,455  $748,660  $795,449  $876,721  $951,659  $1,053,597
REINSURANCE RECOVERABLE ON
UNPAID LOSSES                    1,025     8,265     3,037    62,682   112,917   165,729   221,749   270,731   325,795     406,409
                              --------  --------  --------  --------  --------  --------  --------  --------  --------  ----------
                               553,051   585,563   626,027   604,518   575,538   582,931   573,700   605,990   625,864     647,188
LIABILITY REESTIMATED AS
OF:
   One year later              534,087   581,453   600,655   559,518   575,538   582,931   573,700   603,906   611,850     698,491
   Two year later              527,847   560,688   555,656   559,518   575,538   582,931   573,321   603,809   649,454
   Three years later           512,867   521,671   555,656   559,518   575,538   580,883   588,477   627,292
   Four years later            482,498   521,828   555,655   559,518   575,124   579,766   595,479
   Five years later            482,658   529,008   555,656   559,133   566,608   587,836
   Six years later             485,125   525,111   555,484   548,242   576,831
   Seven year later            479,007   524,574   541,142   561,953
   Eight years later           478,072   510,517   557,594
   Nine years later            475,050   524,772
   Ten years later             490,400
CUMULATIVE REDUNDANCY
(DEFICIENCY)                    62,651    60,791    68,433    42,565    (1,293)   (4,905)  (21,779)  (21,302)  (23,590)    (51,303)

                               1990      1991       1992      1993      1994      1995      1996      1997      1998       1999
                               ----      ----       ----      ----      ----      ----      ----      ----      ----       ----
                                                                        (In thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later             $ 67,479  $ 79,239  $ 83,212  $ 82,572  $ 97,496  $116,194  $ 84,276  $134,666  $157,359  $  211,393
   Two years later             144,983   161,532   164,469   178,357   211,426   197,370   214,404   284,887   345,305
   Three years later           221,927   238,998   255,586   283,370   278,571   315,743   365,517   439,372
   Four years later            288,459   318,928   347,493   328,836   392,522   437,779   492,617
   Five years later            339,111   389,579   381,408   422,194   478,731   524,447
   Six years later             390,928   401,000   449,086   473,702   523,901
   Seven years later           394,999   447,255   479,987   508,269
   Eight years later           431,141   468,091   503,373
   Nine years later            446,049   483,654
   Ten years later             458,287

The aggregate excess reinsurance contracts, in place since 1993, provide coverage above aggregate retentions for losses and ALAE occurring in 1993 and after, other than losses and ALAE retained by Lawrenceville Property and Casualty Company ("LP&C") and losses and ALAE retained by MIIX or reinsured under other insignificant reinsurance contracts. LP&C's retention is $200,000 per loss. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE, other than losses and ALAE retained by LP&C and other losses and ALAE not subject to the aggregate excess reinsurance contracts, at a constant level as long as such losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits. Ceded losses and ALAE have remained within coverage limits in each year since 1993. The adjustment to net reserves in 2000 relates to losses and LAE not covered by the aggregate reinsurance contracts, including, primarily, losses and ALAE for accident years 1992 and prior, losses and ALAE for accident years since 1997 retained by LP&C and ULAE.

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

The Company reinsures its risks primarily under two reinsurance contracts, the Specific Contract and the Aggregate Contract. During 2000, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $25 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. Property coverage was also available under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per loss per policy. The Company retains a 10% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that just described for several years.

The Aggregate Contract in 2000 provided coverages on an aggregate excess of loss and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured on an underwriting year basis as a 75% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that just described since 1993. See "Business -- Loss and LAE Reserves -- Table II -- Loss and LAE Reserves Development -- Net."

Each of the aggregate excess reinsurance contracts contains an adjustable premium provision that may result in changes to ceded premium and related funds held charges, based on loss experience under the contract. During 2000, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $20.9 million, resulting in net additional premium charges of $18.8 million and a net reduction in funds held charges of $13.0 million. During 1999, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $15.3 million, resulting in net additional premium charges of $10.1 million and net additional funds held charges of $0.2 million. During 1998, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $0.3 million, resulting in net additional premium charges of $3.3 million and net reduction in funds held charges of $1.9 million. Each of the aggregate excess reinsurance contracts also contains a profit sharing provision whereby a significant portion of any favorable gross loss and ALAE reserve development may ultimately be returned to the Company once all subject losses and ALAE have been paid or the contract has been commuted. Profit sharing would be recorded by the Company after the funds withheld balance related to an aggregate excess reinsurance contract exceeds the related ceded reserves, after any adjustments under the adjustable premium provisions. Profit sharing would then be recorded as an offset to funds held charges and to the funds withheld liability. There was no accrual of profit sharing at December 31, 2000, 1999 or 1998.

The major elements of ceded reinsurance activity are summarized in the following table:

                                               For the Years Ended December 31,
                                             ------------------------------------
                                               2000          1999          1998
                                             --------      --------      --------
                                                        (In thousands)
Ceded premiums earned......................   $46,463       $47,962       $36,105
Ceded Losses and LAE.......................    44,248        96,077        62,367
Funds held charges.........................     7,502        14,338        13,420

Credit risk from reinsurance is controlled by placing the reinsurance with large, highly rated reinsurers and by collateralizing amounts recoverable from reinsurers. The following table identifies the Company's most significant reinsurers, the total amount recoverable from them for unpaid losses, prepaid reinsurance premiums and other amounts as of December 31, 2000, and collateral held by the Company in the form of funds withheld and letters of credit as of December 31, 2000. No other single reinsurer's percentage participation in 2000 exceeded 5% of the total reinsurance recoverable at December 31, 2000.

                                                        At December 31, 2000
                                                 ---------------------------------
                                                 Total Amounts     Total Amount of
Reinsurer                                         Recoverable      Collateral Held
                                                 -------------     ---------------
                                                           (In thousands)
Hannover Reinsurance (Ireland) Ltd............      $203,832          $208,306
Eisen und Stahl Reinsurance (Ireland) Ltd.....        50,958            53,201
Scandinavian Reinsurance Company Ltd..........        43,075            43,803
London Life and Casualty Reinsurance
   Corporation................................        57,162            57,386
Underwriters Reinsurance Company (Barbados)...        72,143            72,738

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations.

Reinsurance Assumed. The Company assumed reinsurance under various contracts with assumed written premiums of $14.0 million, $12.7 million and $1.5 million in 2000, 1999 and 1998, respectively. In 2000 and in 1999, $13.9 million and $12.5 million of the assumed written premiums related to an excess of loss contract providing medical professional liability coverage on an institutional account. In 1998, the assumed written premiums primarily related to medical professional liability coverage provided to AMM under a quota share contract and two excess of loss contracts.

INVESTMENT PORTFOLIO

An important component of the operating results of the Company has been the return on its invested assets. Such investments are made by investment managers and internal management under policies established at the direction of the Company's Board of Directors. The Company's current investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields while minimizing credit risks of the portfolio. The Company currently uses one outside investment manager for fixed maturity securities. At December 31, 2000 and 1999, the average credit quality of the fixed income portfolio was AA and AA-, respectively.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity investments are held as available-for-sale.

                                                     December 31, 2000               December 31, 1999
                                                --------------------------      --------------------------
                                                  Cost or                         Cost or
                                                 Amortized         Fair          Amortized         Fair
                                                    Cost           Value            Cost           Value
                                                ----------      ----------      ----------      ----------
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies..................................    $  141,781      $  144,709      $  107,044      $  101,493
Obligations of states and political
  subdivisions..............................       158,749         164,928         162,078         155,193
Foreign securities - U.S. dollar
  denominated...............................        45,757          44,611          35,619          34,145
Corporate securities........................       418,737         396,553         350,897         332,141
Mortgage-backed and other asset-backed
  securities................................       419,033         420,383         476,293         454,834
                                                ----------      ----------      ----------       ---------
Total fixed maturity investments............     1,184,057       1,171,184       1,131,931       1,077,806
Equity investments..........................         6,880           5,837          13,169          12,394
Short-term..................................        82,291          82,291          92,743          92,743
                                                ----------      ----------      ----------      ----------
   Total investments........................    $1,273,228      $1,259,312      $1,237,843      $1,182,943
                                                ==========      ==========      ==========      ==========

The investment portfolio of fixed maturity investments consists primarily of intermediate-term, investment-grade securities along with a modest allocation to below investment-grade (i.e. high yield) fixed maturity investments not to exceed 7.5% of invested assets. The Company's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by the Executive Committee.

The table below contains additional information concerning the investment ratings of the fixed maturity investments at December 31, 2000:

                                                                                     Percentage of
S&P Rating of Investment (1)                          Amortized Cost    Fair Value    Fair Value
---------------------------------------------------   --------------    ----------   -------------
                                                            (In thousands)
AAA (including U.S. Government and Agencies).......     $  615,603      $  625,572       53.4%
AA.................................................        103,712         103,043        8.8%
A..................................................        236,042         229,618       19.6%
BBB................................................        144,946         139,666       11.9%
Other Ratings (below investment grade).............         76,254          65,785        5.6%
Not Rated..........................................          7,500           7,500        0.7%
                                                        ----------      ----------      ------
   Total...........................................     $1,184,057      $1,171,184      100.0%
                                                        ==========      ==========      ======

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Rating Services ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by another nationally recognized ratings agency were used.

The following table sets forth certain information concerning the maturities of fixed maturity investments in the investment portfolio as of December 31, 2000 by contractual maturity:

                                                         Amortized        Fair         Percentage of
Maturity of Investment                                     Cost           Value          Fair Value
---------------------------------------------------    --------------   ----------     -------------
                                                              (In thousands)
Due one year or less...............................     $   13,614      $   13,628           1.2%
Due after one year through five years..............        146,640         144,660          12.4%
Due after five years through ten years.............        300,831         289,716          24.7%
Due after ten years................................        303,939         302,797          25.8%
Mortgage-backed and other asset-backed securities..        419,033         420,383          35.9%
                                                        ----------      ----------         ------
   Total ..........................................     $1,184,057      $1,171,184         100.0%
                                                        ==========      ==========         ======

The average effective maturity and the effective duration of the securities in the fixed maturity portfolio (excluding short-term investments) as of December 31, 2000, was 7.55 years and 5.10 years, respectively.

The mortgage-backed portfolio represents approximately 27% of the total fixed income portfolio and is allocated equally across "standard" and "more complex" securities, while the asset-backed portfolio represents approximately 9% of the total fixed income portfolio.

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

COMPETITION

The physician professional liability insurance market in the United States is highly competitive. According to A.M. Best, in 1999 there were 336 companies nationally that wrote medical professional liability insurance. In New Jersey, where approximately 51% of the Company's 2000 premiums were written for the year ended December 31, 2000, the Company's principal competitors include the Princeton Insurance Companies, ProMutual Group, ProNational Insurance Group, Medical Protective Company, Clarendon Insurance Group and Pennsylvania Medical Society Liability Insurance Company. In New Jersey and other states, the Company's principal competitors include CNA Insurance Group, PHICO Insurance Company and St. Paul Companies. Substantially all of these companies rank among the top 20 medical malpractice insurers nationally and are actively engaged in soliciting insureds in the states in which the Company writes insurance. Many of the Company's current and potential competitors have greater financial resources than the Company and may seek to acquire market share by decreasing pricing for their products below prevailing market rates, thereby reducing profitability. The Company believes that several insurance companies possessing greater financial resources than the Company are writing medical malpractice insurance that provides the same coverage as the Company's products at prices lower than the Company's prices. This price competition could result in a loss of business and have a material adverse effect on the Company's financial condition and results of operations. The Company believes that the principal competitive factors, in addition to pricing, include financial stability and A.M. Best ratings, breadth and flexibility of coverage, and the quality and level of services provided.

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

The Company plans to compete by, among other things, maintaining a close relationship with the medical community, maintaining underwriting discipline with a strong clinical focus and differentiating itself through superior claims, risk management and customer services. All markets in which the Company now writes insurance and in which it expects to enter have certain competitors with substantially greater financial and operating resources than the Company.

REGULATION

MIIX, LP&C and MIIX New York are each subject to supervisory regulation by their respective states of incorporation, commonly called the state of domicile. Lawrenceville Re, Ltd. (Lawrenceville Re) is subject to laws governed by the Bermuda Registrar of Companies. MIIX is domiciled in New Jersey, LP&C is domiciled in Virginia, MIIX New York is domiciled in New York and Lawrenceville Re is domiciled in Bermuda. Therefore, the laws and regulations of these states, and those of Bermuda, including the tort liability laws and the laws relating to professional liability exposures and reports, have the most significant impact on the operations of the combined company.

Holding Company Regulation. As part of a holding company system, MIIX, LP&C and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. The Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership , financial condition and general business operations. Material changes or additions to this information must be reported to the domiciliary regulatory agency within fifteen days after the end of the month in which the change or addition occurred. Certain transactions between an insurance company and its affiliates, including sales, loans or investments may not be entered into unless the insurer has provided written notice to the domiciliary regulatory agency at least thirty days prior to entering into the transaction, and the regulatory agency has either approved or has not disapproved the transaction within that 30-day period. In New Jersey, transactions with affiliates involving (i) loans, sales, purchases, exchanges, extensions of credit, investments, guarantees, or other contingent obligations which within any 12 month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus as regards policyholders, whichever is lesser, (ii) reinsurance agreements or modifications in which the reinsurance premium or a change in the insurer's liabilities equals or exceeds 5% of the insurer's surplus as regards policyholders, and (iii) all management agreements, service contracts and all cost-sharing arrangements are subject to the 30-day prior notice and non-disapproval requirement. In Virginia, similar affiliated transactions may not be entered into unless the insurer has provided prior written notice to the Virginia Bureau of Insurance and the Bureau has either approved the transaction or has not disapproved the transaction within sixty days after the insurer provides notice of the transaction to the Bureau. In New York, (i) sales, purchases, exchanges, loans or extensions of credit, or investments which within any twelve month period aggregate to more than 0.5% but less than 5% of the insurance company's admitted assets as of the end of the company's last fiscal year, (ii) reinsurance treaties or agreements,
(iii) the rendering of services on a regular or systematic basis, and (iv) certain material transaction may not be entered into unless the insurer has notified the New York Insurance Department in writing at least thirty days prior to entering the transaction and the Department has not disapproved of such transaction within the thirty-day period.

Certain other material transactions, not involving affiliates, must be reported to the domiciliary regulatory agency within 15 days after the end of the calendar month in which the transaction occurred (in contrast to prior approval). These transactions include acquisitions and dispositions of assets that are nonrecurring, are not in the ordinary course of business and exceed 5% of the Company's admitted assets. Similarly, nonrenewals, cancellations, or revisions of ceded reinsurance agreements, which affect established percentages by regulation of the Company's business, are also subject to disclosure.

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

Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act of the State of New Jersey limits the ability of MIIX to pay dividends to The MIIX Group. MIIX may not pay an extraordinary dividend or distribution until 30 days after providing notice of the declaration of such dividend or distribution to the New Jersey Insurance Commissioner and the Commissioner has not disapproved the payment within such 30-day period. An extraordinary dividend or distribution is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary's statutory net income, excluding realized capital gains, of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. The law further requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment of the dividend is approved or not disapproved as an extraordinary dividend or distribution. In addition, a New Jersey insurance company is required to give the New Jersey Department notice of any dividend after declaration, but prior to payment.

The other United States domiciled Insurance Subsidiaries are subject to similar provisions and restrictions under the Holding Company Acts of other states. Lawrenceville Re is subject to restrictions imposed by the Bermuda Registrar of Companies.

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

Insurance Guaranty Associations. Most states, including New Jersey, Virginia and New York require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state and are usually between 1% and 2% of annual premiums written by a member in that state during the preceding year. New Jersey and Virginia, the states in which MIIX and LP&C are respectively domiciled, and Texas, Pennsylvania, Maryland and Kentucky, states in which the Company has significant business, permit a maximum assessment of 2%. Ohio permits a maximum assessment of 1.5%. New York requires contributions of 1/2 of 1% of annual premiums written during the preceding year until such time that the fund reaches a minimum amount set by New York. Contributions can be increased if the fund falls below the minimum. New York law does not establish a maximum assessment amount. New Jersey permits recoupment of guaranty fund payments through future policy surcharges. Virginia and Texas permit premium tax reductions as a means of recouping guaranty fund payments.

Examination of Insurance Companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last completed periodic financial examination of the Exchange, based on December 31, 1996 financial statements, was completed on November 24, 1999, and a report was issued on December 1, 1999. MIIX is currently scheduled to commence its latest periodic examination in 2001. The last periodic financial examination of LP&C, based on December 31, 1999 financial statements, was completed on May 5, 2000, and a report was issued on October 20, 2000. The issued report included an examination adjustment to loss and LAE reserves of $29.3 million, the amount derived from the Company's loss reserve study at June 30, 2000, and was recorded by the Company at June 30, 2000. Various states also conduct "market conduct examinations" which are unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms and company operations in general. The Company has not undergone a market conduct examination.

Risk-Based Capital. In addition to state-imposed insurance laws and regulations, insurers are subject to the general statutory accounting practices and the reporting format of the National Association of Insurance Commissioners (the "NAIC"). The NAIC's methodology for assessing the adequacy of statutory surplus of property and casualty insurers includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital to its "authorized control level" of RBC. At December 31, 2000, the RBC for both MIIX and LP&C exceeded the threshold requiring the least regulatory attention. MIIX New York did not write any premium during 2000, and therefore the RBC ratio is not meaningful for that period.

NAIC-IRIS Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. At December 31, 2000 MIIX had one ratio (change in policyholders' surplus) outside the usual range, as a result of the loss reserve strengthening in 2000. At December 31, 1999 MIIX's ratios were all within the usual range. In 1998 the Exchange had one ratio (change in net writings) outside the usual range as a result of growth in business that year. At December 31, 2000 LP&C had three ratios (two-year overall, change in surplus and two-year reserve development to policyholders' surplus) outside the usual range. In 1999, LP&C had two ratios (two-year overall operating ratio and change in policyholders' surplus) outside the usual range and at December 31, 1998 LP&C had two ratios (change in net writings and two-year overall operating ratio) outside the usual range. These ratios outside the usual range reflect the loss reserve strengthening in 2000, the increase in premiums written during the early years of operation, capital contributions by MIIX and the high cost of expanding LP&C's business, as LP&C was acquired in 1996 and had no business at that time. IRIS ratio results for MIIX New York are not meaningful due to no business written by this company in 2000.

Regulation of Investments. The Insurance Subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions. The Company did not have any non-qualifying investments in 2000.

Rates and Policies Subject to Regulation. Pursuant to the New Jersey Insurance Code, a domestic insurer must submit policy forms and endorsements to the Commissioner 30 days prior to the policies becoming effective. If not disapproved by the Commissioner within 30 days, such policy forms are deemed approved. Rates and rating plans must be filed with the New Jersey Commissioner 30 days after becoming effective. In Virginia, an insurer must file policy forms and endorsements with The Bureau of Insurance thirty days prior to the policy forms and endorsements becoming effective, and generally such policy forms and endorsements may be used if not disapproved by The Bureau within the thirty-day period. An insurer must also file rates and rating plans with the Bureau. Rates and rating plans are not effective unless approved by the Bureau, but rates and rate plans are generally deemed approved if 60 days has lapsed since filing and the Bureau has not disapproved of the filing. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms, or manuals if such items are disapproved by the applicable regulatory authorities. In the past, substantially all of the Company's rate applications have been approved in the normal course of review. In other states, policy forms usually are subject to prior approval by the regulatory agency while rates usually are "file and use." The New York Insurance Department sets the rates for medical malpractice coverage on an annual basis.

Medical Malpractice Tort Reform. Revisions to certain of New Jersey's statutes governing medical malpractice took effect in 1995. These revisions included raising joint and several liability standards, requiring affidavits of merit, restricting strict liability of health care providers due to defective products used in their practices, and capping punitive damages at the greater of five times compensatory damages or $350,000. The Company believes that these changes are bringing stability to the medical malpractice insurance business in New Jersey by making it more feasible for insurers to assess certain risks. Legislation passed in 1996 in Pennsylvania provides, among other things, that plaintiffs in informed consent cases must prove receiving information necessary to form an informed consent would have been a substantial factor in the patient's decision whether to undergo certain procedures, that except for cases alleging intentional misconduct, punitive damages assessed against individual defendants be capped at twice the compensatory damages, and that courts have in certain instances pronounced the Pennsylvania Medical Professional Liability Catastrophe Loss Fund (the "Cat Fund") be responsible for delay damages. Texas tort reform applicable to cases accruing on or after September 1, 1996, bars plaintiffs from recovery if their own negligence is more than 50% responsible for their injuries, while defendants shall generally be jointly and severally liable only if found to be more than 50% responsible. Exemplary damages shall not exceed the greater of $200,000, or two times the economic damage plus the non-economic damage, not to exceed $750,000.

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

Catastrophe Funds. Some states in which the Company writes insurance have established catastrophe fund laws that effectively limit the Company's liability to a level below the Company's typical policyholder limits of coverage. By way of example, for policies issued or renewed after January 1, 2001, Pennsylvania's Catastrophe ("Cat") Fund provides coverage for medical malpractice claims exceeding $500,000 per claim for physicians and hospitals and $1.5 million and $2.5 million aggregate per year for physicians and hospitals, respectively. For calendar year 2001 and each year thereafter, the Cat Fund coverage is limited to $700,000 per claim and $2.1 million in the aggregate.

A.M. BEST RATINGS

In 2000, A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated the Company "A- (Excellent)." This is the fourth highest rating of 16 ratings that A.M. Best assigns.

A.M. Best publications indicate that the "A-" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity; its book of business; the adequacy and soundness of its reinsurance; the quality and estimated market value of its assets; the adequacy of its loss reserves and surplus; its capital structure; the experience and competence of its management; and its market presence.

EMPLOYEES

The Company employed approximately 220 persons at December 31, 2000. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

Prior to the reorganization of the Company, three physician members of the Exchange (the "appellants") filed an appeal in the New Jersey Superior Court, Appellate Division, challenging the Commissioner of Banking and Insurance's Order approving the Plan of Reorganization. The principal arguments raised by the appellants were that: (1) the pro rata, three-year look-back allocation of stock was unfair to long-time members; (2) the Commissioner lacked statutory authority to approve the reorganization because there is no statute specifically authorizing the conversion of a reciprocal exchange to a stock company; and (3) there was insufficient advance notice of the public hearing on the Plan. During the pendency of the appeal, the appellants made a total of six applications to the New Jersey Department of Banking and Insurance, the New Jersey Superior Court, Appellate Division and the New Jersey Supreme Court seeking to stay the reorganization and/or the initial public offering of MIIX Group stock. All of these applications were denied. On February 14, 2000, the New Jersey Superior Court, Appellate Division issued an Opinion that rejected the appellants' challenge to the Commissioner's Order approving the Plan of Reorganization. On September 19, 2000, the appellants' petition for review of the Appellate Division decision by the New Jersey Supreme Court was denied. The matter has now been finally concluded in the Company's favor.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock became publicly tradeable on the NYSE on July 30, 1999 under the symbol of "MHU." The following table shows the price ranges per share in each quarter since that date:

                                                                 Common Stock
                                                              -------------------
                                                               High         Low
                                                              ------       ------
          2000
          ----
          First Quarter                                       $14.31       $10.75
          Second Quarter                                      $13.94       $ 9.88
          Third Quarter                                       $13.00       $ 7.31
          Fourth Quarter                                      $ 8.44       $ 6.13

          1999
          ----
          Third Quarter (since July 31)                       $18.31       $14.19
          Fourth Quarter                                      $17.00       $11.69

On March 21, 2001, the closing price of the Company's stock was $7.95.

SHAREHOLDERS OF RECORD

The number of shareholders of record of the Company's Common Stock as of March 21, 2001 was 6,663. That number excludes the beneficial owners of shares held "in street" names or held through participants in depositories.

DIVIDENDS

The MIIX Group, Incorporated's Board of Director's (the "Board") declared a cash dividend of $0.05 per share on its common stock each quarter of 2000 and 1999, since July 30, 1999. On February 21, 2001, the Board declared a $0.05 quarterly dividend payable on March 30, 2001 to shareholders of record on March 16, 2001. The Company expects to continue the payment of quarterly dividends to its shareholders. The continued payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

The MIIX Group, Incorporated is a holding company largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. The insurance company subsidiaries are subject to state laws and regulations that restrict their ability to pay dividends. MIIX Insurance Company, The MIIX Group's principal insurance subsidiary, may pay dividends to The MIIX Group in any year, without regulatory approval, to the extent such dividends do not exceed the greater of statutory net income (excluding realized capital gains) of the preceding calendar year or 10% of statutory surplus at the end of the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Commissioner. In 2001, MIIX may pay dividends to The MIIX Group of approximately $22.5 million without the prior approval of the New Jersey Insurance Commissioner. See Note 9 of the Notes to Consolidated Financial Statements and "Business Regulation - Regulation of Dividends from Insurance Subsidiaries."

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company. The income statement data set forth below for each of the five years in the period ended December 31, 2000 and the balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the consolidated financial statements of the Company audited by Ernst & Young LLP, independent auditors. All selected financial data are presented in accordance with GAAP, except for the item entitled "statutory surplus," which is presented in accordance with Statutory Accounting Principles ("SAP"). The statutory surplus amounts are derived from the statutory financial statements of the Company and, in the opinion of management, fairly reflect the specified data for the periods presented. The information set forth below should be read in conjunction with, and is qualified by reference to, the Company's financial statements and related notes thereto included elsewhere herein.

                                                           (In thousands, except per share amounts)
                                                               For the Years Ended December 31,
                                          ------------------------------------------------------------------------------
                                             2000             1999              1998            1997             1996
                                          ----------       ----------        ----------      ----------       ----------
INCOME STATEMENT DATA:
Total premiums written.............       $  226,126       $  257,100        $  231,858      $  177,908       $  146,768
                                          ==========       ==========        ==========      ==========       ==========
Net premiums earned................       $  184,062       $  187,845        $  162,501      $  123,330       $  107,887
Net investment income..............           85,158           75,661            65,107          53,892           49,135
Realized investment gains/
   (losses)........................           (4,156)          (6,770)           36,390          10,296            5,832
Other revenue......................            7,452            8,323               891           2,884            3,164
                                          ----------       ----------        ----------      ----------       ----------
       Total revenues..............          272,516          265,059           264,889         190,402          166,018
                                          ----------       ----------        ----------      ----------       ----------
Losses and loss adjustment
   expenses........................          279,224          174,986           155,868         120,496          110,593
Underwriting expenses..............           38,560           42,618            42,063          25,415           17,553
Funds held charges.................            7,502           14,338            13,420          13,361           10,273
Other expenses.....................            5,828            3,333                 0               0                0
Restructuring charge...............                0            2,409                 0               0                0
Impairment of capitalized
   system development costs........                0                0            12,656               0                0
                                          ----------       ----------        ----------      ----------       ----------
       Total expenses..............          331,114          237,684           224,007         159,272          138,419
                                          ----------       ----------        ----------      ----------       ----------
Income/(loss) before income
   taxes...........................          (58,598)          27,375            40,882          31,130           27,599
Income tax expense/(benefit).......          (22,140)           6,617            11,154           2,006           10,004
                                          ----------       ----------        ----------      ----------       ----------
       Net income/(loss)...........       $  (36,458)      $   20,758        $   29,728      $   29,124       $   17,595
                                          ==========       ==========        ==========      ==========       ==========

BALANCE SHEET DATA (AT END OF
PERIOD):
   Total investments...............       $1,259,312       $1,182,943        $1,165,698      $1,026,971       $  916,330
   Total assets....................        1,896,548        1,837,158         1,674,262       1,446,559        1,295,441
   Total liabilities...............        1,607,107        1,518,454         1,351,419       1,136,585        1,033,129
   Total shareholders' equity......          289,441          318,704           322,843         309,974          262,312
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio......................          151.7%            93.1%             95.9%           97.7%           102.5%
   Expense ratio...................           21.0%            22.7%             25.9%           20.6%            16.3%
                                          ----------       ----------        ----------      ----------       ----------
   Combined ratio..................          172.7%           115.8%            121.8%          118.3%           118.8%
                                          ==========       ==========        ==========      ==========       ==========

Statutory surplus..................       $  231,498       $  268,445        $  253,166      $  242,395       $  208,478
                                          ==========       ==========        ==========      ==========       ==========

Basic earnings/(loss) per
   share (1).......................         $(2.59)          $ 1.54            $ 2.47           $ 2.42           $ 1.46
                                            ======           ======            ======           ======           ======
Diluted earnings/(loss) per
   share (1).......................         $(2.58)          $ 1.53            $ 2.47           $ 2.42           $ 1.46
                                            ======           ======            ======           ======           ======
Dividend per share.................         $ 0.20           $ 0.10            $ 0.00           $ 0.00           $ 0.00
                                            ======           ======            ======           ======           ======
Book value per share ..............         $21.34           $20.94            $26.90           $25.78           $21.81
                                            ======           ======            ======           ======           ======

(1) Basic loss per share of common stock for the year ended December 31, 2000 is computed using the weighted average number of common shares outstanding during the year of 14,100,043. Diluted loss per share of common stock for the year ended December 31, 2000 is computed using the weighted average number of common shares outstanding during the year of 14,116,770.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated financial statements for 2000 include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, including, since August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries ("the Underwriter"). The consolidated financial statements for 1999 prior to August 4, 1999, and for 1998, 1997 and 1996, include the accounts and operations of the former parent company Medical Inter-Insurance Exchange (the "Exchange") and its wholly-owned subsidiaries.

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

The Plan has been challenged in two court actions. On February 14, 2000, the Appellate Division of the Superior Court of New Jersey affirmed the Commissioner's order approving the Plan of Reorganization, rejecting all of appellants' contentions, in response to an appeal filed by three individual insureds challenging the Commissioner's order. On September 19, 2000, the appellants' petition for review of the Appellate Division decision by the New Jersey Supreme Court was denied. The matter has now been finally concluded in the Company's favor. A second court action challenging certain aspects of the Plan of Reorganization and seeking damages and injunctive relief that was filed by five individual insureds in January 1999 was dismissed by the trial court in August 1999 and is now on appeal. The Company intends to vigorously oppose the appeal.

The MIIX Group sold three million shares of its common stock in an underwritten public offering ("the Offering") that closed on August 4, 1999. On August 11, 1999 an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option in the Offering underwriting agreement. The net proceeds of the Offering of approximately $37.3 million consisted of gross proceeds of $46.5 million less reorganization and offering costs of $9.2 million and have been used for general corporate purposes, including payment of dividends and the repurchase of shares under a stock buyback program. During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to one million shares of common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional two million shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million.


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

Management periodically reviews the Company's guidelines for premiums, surcharges, discounts, cancellations and non-renewals and other related matters. As part of this review, rates and rating classifications for its physicians, medical groups and other insureds are evaluated based on current and historical losses, LAE (defined below) and other actuarially significant data. The process may result in changes in rates for certain exposure classes.

LOSS AND LAE RESERVES

The determination of loss and loss adjustment expense ("LAE") reserves involves the projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Management relies primarily on such historical experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves have been and may continue to be revised. The Company increased prior year gross reserves by $47.2 million and $16.5 million in 2000 and 1999, respectively.

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

Reserves for incurred but not reported claims ("IBNR reserves") have consistently represented the majority of total loss and LAE reserves held by the Company. At December 31, 2000 and 1999, gross IBNR reserves composed 60.3% and 60.8%, respectively, of total gross loss and LAE reserves. The decrease in the proportion of IBNR in 2000 is primarily the result of additional claims made basis reserves, which develop more quickly from IBNR reserves into reported case reserves than the Company's occurrence basis loss and LAE reserves. Gross loss and LAE reserves on claims made medical malpractice policies amounted to $282.1 million, or 24.7% of total gross loss and LAE reserves at December 31, 2000, compared to gross loss and LAE reserves on claims made policies of $185.5 million, or 17.6% of total gross loss and LAE reserves at December 31, 1999.

REINSURANCE

The Company reinsures its risks primarily under two reinsurance contracts, a specific excess of loss contract ("Specific Contract") and an aggregate excess of loss contract ("Aggregate Contract"). During 2000, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $25 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. The Company retains a 10% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that described for several years.

The Aggregate Contract in 2000 provided several coverages on an aggregate excess of loss, specific excess of loss and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured as a 75% loss and allocated loss adjustment expense ratio ("loss and ALAE ratio"). Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that described since 1993.

The Company's aggregate reinsurance contracts are maintained on a funds withheld basis whereby the Company holds the ceded premiums in a funds withheld account for the purpose of paying losses and related loss adjustment expenses. Interest charges are credited on funds withheld at predetermined contractual rates.

UNDERWRITING EXPENSES

The Company's continued focus on expense controls resulted in lower underwriting expenses in 2000. However, a greater proportion of the Company's business is written by the broker and agent distribution channels, resulting in increased marketing expenses. The Company believes that these relationships will reduce the need to make other significant distribution and administrative expenditures. Commissions for policies sold through brokers and agents typically range from 2.0%
to 12.5% of premiums, whereas the Company does not incur commissions on products it sells directly. To the extent that brokered business represents an increased percentage of the Company's business in the future, expense ratios may increase.

CAUTIONARY STATEMENT

Statements in this Annual Report that are not strictly historical constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In addition to specific uncertainties and other factors mentioned elsewhere in this report, these uncertainties and other factors include, but are not limited to: (i) the Company having sufficient liquidity and working capital; (ii) the Company's ability to achieve consistent profitable growth; (iii) the Company's ability to diversify its product lines;
(iv) the continued adequacy of the Company's loss and loss adjustment expense reserves; (v) the Company's avoidance of any material loss on collection of reinsurance recoverables; (vi) increased competitive pressure; (vii) the loss of significant customers; (viii) general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets;
(ix) judicial decisions and rulings; (x) changes in domestic and foreign laws, regulations and taxes; and (xi) effects of acquisitions and divestitures. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET PREMIUMS EARNED. Net premiums earned were $184.1 million in 2000 compared to $187.8 million in 1999, a decrease of approximately $3.7 million or 2.0%. This net decrease is composed of decreased direct and ceded premiums earned offset somewhat by an increase in assumed premiums earned. Direct premiums earned decreased $6.3 million, or 2.8%, to $216.6 million in 2000 from $222.9 million in 1999 and resulted from reduced direct premiums written in 2000 compared to 1999. Ceded premiums earned declined by $1.5 million, or 3.1%, to $46.5 million in 2000 from $48.0 million in 1999 primarily due to reduced ceded losses under aggregate reinsurance contracts during 2000 as compared to 1999. Assumed premiums earned increased $1.0 million, or 7.9%, to $13.9 million in 2000 from $12.9 million in 1999 and primarily represented activity associated with one large assumed excess of loss reinsurance contract on an institutional account first written in 1999.

NET INVESTMENT INCOME. Net investment income increased $9.5 million, or 12.6%, to $85.2 million in 2000 from $75.7 million in 1999. Average invested assets increased to approximately $1.27 billion in 2000 from $1.24 billion in 1999. The average pre-tax yield on the investment portfolio increased to 6.69% in 2000 from 6.22% in 1999 primarily as the result of ongoing changes in asset allocation due to a changing market yield environment.

REALIZED INVESTMENT GAINS AND LOSSES. Net realized investment losses decreased approximately $2.6 million, or 38.6%, to $4.2 million in 2000 compared to net realized investment losses of $6.8 million in 1999. In 2000, the net losses resulted from the recognition of $1.1 million of other than temporary declines in investments primarily associated with certain high yield securities and net losses of $3.1 million from sales of fixed maturity investments to reposition the investment portfolio in a changing market yield environment. In 1999, the net losses were primarily due to sales of fixed maturity investments to reposition the investment portfolio in an increasing market yield environment.

OTHER REVENUE. Other revenue decreased $0.8 million, or 10.5%, to $7.5 million in 2000 compared to $8.3 million in 1999. In 2000 other revenue was primarily composed of $8.0 million associated with the Company's leasing, brokerage and other businesses, offset by a $0.5 million loss on the sale of substantially all of the assets of the Company's reinsurance intermediary, Pegasus Advisors, Inc., effective July 1, 2000. The sale transaction resulted in a write-off of $1.7 million of goodwill and deferral of $1.2 million of gain in consideration of price adjustments features contained in the sale agreement. In 1999 other revenue consisted primarily of $3.4 million of revenues associated with the Company's leasing, brokerage and other businesses, acquired by the Company in the acquisition of the Underwriter on August 4, 1999, a gain of $3.5 million resulting from common stock received during

1999 in the demutualization of Manulife Financial Corp. and a $1.0 million death benefit received during 1999 from a corporate owned life insurance policy.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE). Losses and LAE increased $104.2 million, or 59.6%, to $279.2 million in 2000 from $175.0 million in 1999. Losses and LAE were net of ceded losses and LAE of $44.2 million in 2000 and $96.1 million in 1999. The ratio of net losses and LAE to net premiums earned increased to 151.7% in 2000 from 93.1% in 1999. This significant increase in loss and loss adjustment expense is principally attributable to loss reserve strengthening that resulted from a loss and LAE study conducted by the Company at June 30, 2000. The reserve study was undertaken as a result of management's concern with changes in emerging loss and LAE data in a very difficult market environment. The increase in loss and loss adjustment expense reserves resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; greater than expected loss frequency and severity on the Pennsylvania physician and institutional book; and greater than anticipated loss frequency and, particularly, severity in the Company's book of physician and institutional business outside of New Jersey and Pennsylvania. During 2000, gross loss and LAE reserves held on prior accident years were increased by $47.2 million, ceded loss and LAE reserves held on prior accident years were reduced by $4.1 million, and ceded premiums earned associated with the adjustments to ceded loss and LAE reserves were increased by $18.8 million. During 1999, gross loss and LAE reserves held on prior accident years were increased by $16.5 million, ceded loss and LAE reserves held on prior accident years were increased by $30.5 million, and ceded premiums earned associated with the adjustments to ceded loss and LAE reserves were increased by $10.6 million.

UNDERWRITING EXPENSES. Underwriting expenses decreased $4.0 million, or 9.5%, to $38.6 million in 2000 from $42.6 million in 1999. The ratio of underwriting expenses to net premiums earned also improved to 21.0% in 2000 from 22.7% in 1999. This decrease was primarily the combined result of the Company's continuing focus on expense controls as well as a $0.8 million premium tax offset granted by Pennsylvania in the fourth quarter of 2000 following significant guarantee fund assessments by Pennsylvania over the last few years.

FUNDS HELD CHARGES. Funds held charges decreased $6.8 million, or 47.7%, to $7.5 million in 2000 from $14.3 million in 1999. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, for which balances due to reinsurers are withheld as collateral for losses and loss adjustment expenses ceded under the contracts. The net decrease in funds held charges resulted from an increase of $6.4 million resulting from growth in the funds held under reinsurance treaties during 2000 compared to 1999 offset by a decrease of $13.2 million in funds held charges associated with adjustments to loss reserves, ceded losses and ceded premiums during 2000.

OTHER EXPENSES. Other expenses increased $2.5 million, or 74.9%, to $5.8 million in 2000 from $3.3 million in 1999. In 2000, other expenses consisted of the costs associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of the Underwriter on August 4, 1999. The increase in other expenses in 2000 was primarily due to twelve months of activity for the acquired businesses in 2000 as compared to slightly less than five months of activity in 1999.

RESTRUCTURING CHARGE. The Company undertook a restructuring during the second quarter of 1999 and on June 23, 1999 announced the reduction of regional and home office staff and the closing of the regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge of $2.4 million related to this restructuring. All actions contemplated by the charge were taken in June 1999 and no adjustments to the restructuring charge reserve were recorded during the balance of 1999. No similar event occurred during 2000.

INCOME TAXES. An income tax benefit of $22.1 million was recorded in 2000, resulting in an effective tax benefit rate of 37.8% as compared to income tax expense of $6.6 million and an effective tax rate of 24.2% in 1999. The decrease of $28.7 million in income tax expense in 2000 is primarily the result of a decrease in pre-tax income of $86.0 million resulting in reduced tax of $30.1 million at a 35% tax rate and a net increase in taxes of $1.4 million related to other items including a write-off of $1.7 million of non-deductible goodwill expense in conjunction with the sale of substantially all of the assets of the Company's reinsurance subsidiary as of July 1, 2000.

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

REALIZED INVESTMENT GAINS AND LOSSES Net realized investment losses were $6.8 million in 1999 compared to net realized investment gains of $36.4 million in 1998. In 1999, the net losses were primarily due to sales of fixed maturity investments to reposition the investment portfolio in an increasing market yield portfolio. In 1998 the net gains were primarily composed of $38.4 million on the disposition of the Company's equity portfolio, partially offset by a $14.0 million loss realized on the expiration of an equity collar position on July 13, 1998. The remaining net realized gains in 1998 of $12.0 million resulted from sale of fixed maturity investments in a generally falling market yield environment.

OTHER REVENUE Other revenue increased $7.4 million to $8.3 million in 1999 from $0.9 million in 1998. The increase in 1999 consists primarily of $3.4 million of revenues associated with the leasing, brokerage and other businesses acquired by the Company in the acquisition of the Underwriter on August 4, 1999, a gain of $3.5 million resulting from common stock received during 1999 in the demutualization of Manulife Financial Corp. and a $1.0 million death benefit received during 1999 from a corporate owned life insurance policy.

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

UNDERWRITING EXPENSES Underwriting expenses increased $0.5 million, or 1.3%, to $42.6 million in 1999 from $42.1 million in 1998. The increase in expenses was attributable to the costs of acquiring new business, primarily through a broker distribution network, and to the increased infrastructure costs necessary to service the increased volume of business activity in 1999. The ratio of underwriting expenses to net premiums earned, however, declined to 22.7% in 1999 from 25.9% in 1998. This improvement was primarily the result of greater economies of scale present with the larger premium in 1999 combined with the impact of the Company's cost reduction efforts, including the restructuring undertaken in June 1999.

FUNDS HELD CHARGES Funds held charges increased $0.9 million, or 6.8%, to $14.3 million in 1999 from $13.4 million in 1998. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, for which balances due to reinsurers are withheld as collateral for losses and loss adjustment expenses ceded under the contracts. The increase in funds held charges in 1999 was primarily due to the increase in reinsurance recoverable on unpaid losses ceded under the contracts during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. MIIX Insurance Company, The MIIX Group's principal insurance subsidiary, may pay dividends to The MIIX Group in any year, without regulatory approval, to the extent such dividends do not exceed the greater of statutory net income (excluding realized capital gains) of the preceding calendar year or 10% of statutory surplus at the end of the preceding year. Applicable regulations further require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Commissioner. In 2001, MIIX may pay dividends to The MIIX Group of approximately $22.5 million without the prior approval of the New Jersey Insurance Commissioner. The MIIX Group expects that these current limitations imposed on MIIX Insurance Company should not affect its ability to declare and pay dividends sufficient to support The MIIX Group's initial dividend policy and other obligations. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries other than MIIX Insurance Company without prior approval of the applicable state insurance department or Bermuda Registrar of Companies.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of December 31, 2000 the Company had borrowed approximately $7.5 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet. During the period ended December 31, 2000 the Company incurred interest expense on the loan of approximately $247,222. At December 31, 2000, the Company had fixed maturity investments in Amboy National Bank of approximately $7.5 million earning a fixed interest rate of 6% per annum. The Company's CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above are as fair to the Company as could have been obtained from an unaffiliated third party.

The primary sources of the Company's liquidity are insurance and assumed reinsurance premiums collected, net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was $59.4 million in 2000 compared to $107.4 million in 1999 and $92.7 million in 1998. The decrease in positive cash flow during this period resulted from increases in paid losses and LAE offset, in part, by decreases in paid underwriting expenses and federal income taxes. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

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

At December 31, 2000 and 1999, the Company held collateral of $306.7 million and $271.6 million, respectively, in the form of funds held, and $173.2 million and $178.7 million, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in control. Otherwise no restrictions are placed on investments held in support of the funds held. In accordance with the provisions of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

Cash dividends paid to shareholders were $0.20 per share in 2000. The Company expects to pay dividends in the future. However, payment of dividends is subject to approval by the Board of Directors, earnings and the financial condition of the Company.

Based on historical trends, market conditions and its business plans, the Company believes that its sources of funds will be sufficient to meet its liquidity needs over the next 18 months and beyond. However, because economic, market and regulatory conditions may change, there can be no assurance that the Company's funds will be sufficient to meet these liquidity needs.

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million.


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

Interest rate risk is considered by management to be the most significant market risk element currently facing the Company. Interest rate risk is the price sensitivity of a fixed maturity security to changes in interest rates. The Company views these potential changes in price within the overall context of assets and liability management. To reduce the Company's interest rate risk, duration targets are set for the fixed income portfolio after consideration of the duration of associated liabilities, primarily losses and LAE reserves and other factors.

The tables below provide, as of December 31, 2000 and 1999, information about the Company's fixed maturity investments, which are sensitive to changes in interest rates, showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.

At December 31, 2000:

                                                   Expected Maturity Date
                     ----------------------------------------------------------------------------------      Total
                                                       (In thousands)                                      Principal
                         2001          2002           2003          2004          2005       Thereafter     Amounts      Fair Value
                     -----------   -----------    -----------   -----------   -----------    ----------    ----------    ----------
Government & Agency  $     1,151   $     8,130    $     4,115   $       470   $         0    $  141,149    $  155,015    $  153,857
- Average Yield ...         5.67%         5.45%          5.25%         5.24%         0.00%         5.91%         5.86%
Corporate .........  $    17,700   $    36,716    $    39,355   $    79,611   $    40,600    $  235,734    $  449,716    $  432,016
- Average Yield ...         7.14%         6.74%          7.32%         9.27%         8.03%         8.74%         8.41%
Mortgage-Backed ...  $    11,012   $     7,154    $    12,250   $    23,242   $    36,637    $  228,826    $  319,121    $  314,081
- Average Yield ...         8.44%         6.29%          6.56%         6.42%         6.62%         6.85%         6.53%
Asset-Backed ......  $    14,349   $    22,872    $    15,300   $    29,364   $     6,764    $   19,100    $  107,749    $  106,302
 Average Yield ....        11.12%         7.42%          7.51%         6.79%         7.56%         7.75%         7.81%
Municipal .........  $     4,080   $         0    $         0   $         0   $         0    $  158,460    $  162,540    $  164,928
- Average Yield ...         4.43%         0.00%          0.00%         0.00%         0.00%         4.87%         4.86%
                     -----------   -----------     ----------   -----------   -----------    ----------    ----------    ----------
TOTALS ............  $    48,292   $    74,872    $    71,020   $   132,687   $    84,001    $  783,269    $1,194,141    $1,171,184

At December 31, 1999:

                                                   Expected Maturity Date
                     ----------------------------------------------------------------------------------      Total
                                                       (In thousands)                                      Principal
                         2000          2001           2002          2003          2004       Thereafter     Amounts      Fair Value
                     -----------   -----------    -----------   -----------   -----------    ----------    ----------    ----------
Government & Agency  $     5,010   $     3,651    $     3,220   $     5,915   $       415    $  109,284    $  127,495    $  116,175
- Average Yield ...         4.68%         6.07%          5.67%         6.27%         6.71%         6.22%         6.22%
Corporate .........  $    17,402   $    19,451    $    30,125   $    30,725   $    48,145    $  231,037    $  376,885    $  351,603
- Average Yield ...         6.39%         6.40%          6.67%         7.19%         6.99%         7.36%         7.15%
Mortgage-Backed ...  $     9,234   $    10,198    $    20,738   $    12,943   $    20,067    $  247,582    $  320,762    $  302,470
- Average Yield ...         7.33%         6.48%          6.76%         6.74%         6.75%         6.80%         6.80%
Asset-Backed ......  $     5,069   $    13,383    $    11,930   $    15,578   $    29,090    $   84,611    $  159,661    $  152,365
 Average Yield ....         7.20%         6.90%          6.06%         7.39%         4.65%         7.88%         7.01%
Municipal .........  $         0   $     4,080    $         0   $         0   $         0    $  160,420    $  164,500    $  155,193
- Average Yield ...         0.00%         5.17%          0.00%         0.00%         0.00%         5.24%         5.24%
                     -----------   -----------    -----------   -----------   -----------    ----------    ----------    ----------
TOTALS ............  $    36,715   $    50,763    $    66,013   $    65,161   $    97,717    $  832,934    $1,149,303    $1,077,806

At December 31, 2000, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $8.6 million, which included a deferred tax valuation allowance of $0.6 million. The net after-tax unrealized losses of $8.6 million on the fixed maturity portfolio represented 2.9% of total shareholders' equity gross of net after-tax unrealized losses on investments. The net unrealized losses were the result of the rise in market interest rates during 1999 offset, in part, by unrealized gains during 2000. The unrealized losses at December 31, 2000 do not significantly impact the Company's ability to meet all regulatory capital requirements.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at December 31, 2000, the Company's positive operating cash flows and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

In addition to interest rate risk, fixed maturity securities like those comprising the Company's investment portfolio involve other risks such as default or credit risk. The Company manages this risk by limiting the amount of higher risk corporate obligations (determined by credit rating assigned by private rating agencies) in which it invests.

Mortgage-backed and asset-backed securities involve similar risks associated with fixed maturity investments: interest rate risk, reinvestment rate risk and default or credit risk. In addition, mortgage-backed and asset-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. The Company purchases mortgage-backed and asset-backed securities structured to enhance credit quality and/or provide prepayment stability.

Short term investments are composed of highly rated money market instruments.

The Company also holds a portfolio of equity investments. At December 31, 2000, the cost and fair value of equity investments was $6.9 million and $5.8 million respectively. At December 31, 1999, the cost and fair value of equity investments was $13.2 million and $12.4 million, respectively. A 10% decline in value of the equity investments at December 31, 2000 would result in after-tax accumulated unrealized losses on equity investments of $0.6 million, or 0.2% of total shareholders' equity gross of net after-tax unrealized losses on investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who currently serve as directors and executive officers of The MIIX Group. The MIIX Group has six executive officers, Mr. Koreyva, Ms. Costante, Mr. Grab, Mr. Hudson, Mr. Redman and Mr. Smereck.

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

Edward M. Grab                   Senior Vice President                                         N/A

Joseph J. Hudson                 Executive Vice President                                      N/A

Thomas M. Redman                 Senior Vice President, Chief Financial Officer                N/A
                                 and Treasurer

Daniel G. Smereck                Senior Vice President                                         N/A

Angelo S. Agro, M.D.             Director                                                      I
Harry M. Carnes, M.D.            Director                                                      II
Paul J. Hirsch, M.D.             Director                                                      III
Vincent A. Maressa, Esq.         Director                                                      II
A. Richard Miskoff, D.O.         Director                                                      III
Eileen Marie Moynihan, M.D.      Director                                                      III
Carl Restivo, Jr., M.D.          Director                                                      I
Gabriel F. Sciallis, M.D.        Director                                                      III
Martin L. Sorger, M.D.           Director                                                      III
Bessie M. Sullivan, M.D.         Director                                                      II

The MIIX Group's Certificate of Incorporation provides for a Board of Directors consisting of at least nine but not more than thirty-five directors. The Board of Directors currently consists of eleven members divided into three classes, with the members of each class elected for a term of three years. Consistent with the Company's desire to reduce the size of the Board of Directors, effective the date of this year's annual meeting the Board of Directors will be reduced to ten members. The terms of the Class III, Class I and Class II Directors are scheduled to expire in 2001, 2002 and 2003, respectively.

Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held May 3, 2001 (the "Proxy Statement"). Information regarding Executive Officers is set forth below.

Kenneth Koreyva, (45) Director since 2000. Mr. Koreyva became President and Chief Executive Officer of The MIIX Group in 1999. He served as Executive Vice President and Chief Financial Officer from 1998 to 1999 and as Vice President from 1991 to 1998. He is a member of the American Institute of Certified Public Accountants.

Patricia A. Costante, (44) became Senior Vice President in 2000 and has been Executive Vice President of MIIX Healthcare Group, Inc. since 1996. Ms. Costante was President of Costante Associates, Inc. from 1993 to 1996. Ms. Costante is an adjunct faculty member at the Graduate School of Social Work, Rutgers--The State University of New Jersey.

Edward M. Grab, (45) became Senior Vice President in 2000. He joined The MIIX Group as Vice President of Underwriting and Chief Actuary in 1999. Prior to joining the Company, Mr. Grab was Vice President and Actuary for Zurich Financial Services Group from 1996 to 1999. He was Assistant Vice President for Selective Insurance Group from 1986 to 1996. Mr. Grab is a Fellow of the Casualty Actuarial Society.

Joseph J. Hudson, (60) became Executive Vice President in 1998. Mr. Hudson served as Vice President of Marketing and Business Development from 1994 to 1998. He is a member of the American Society of Hospital Risk Managers, the Professional Liability Underwriting Society and the Society of Chartered Property and Casualty Underwriters.

Thomas M. Redman, (43) became Senior Vice President and Chief Financial Officer in 1999. Mr. Redman has served in several capacities with the Company, including Vice President Finance of MIIX Insurance Company, since 1997. He is a Certified Public Accountant and Chartered Property and Casualty Underwriter. Before joining MIIX, Mr. Redman held a number of corporate finance positions with John Hancock Property and Casualty Insurance Companies from 1985 to 1993 culminating in the positions of Senior Vice President and Chief Financial Officer of John Hancock Management Company and President of John Hancock Insurance Company of Bermuda, Ltd. From 1993 to 1996, Mr. Redman attended Harvard Law School and received a J.D. degree in 1996.

Daniel G. Smereck, (31) became Senior Vice President in 1999. Mr. Smereck has served in various capacities with the Company, including President of MIIX Insurance Company and Vice President of Asset Management from October 1996 to 1999. Prior to joining the Company, he completed his Masters Degree in Finance from Boston College from 1995 to 1996 and worked as an Investment Consultant with Fidelity Financial Group from 1994 to 1995. He is a member of the American Management Association and is an adjunct faculty member for The College of New Jersey's Finance Department.

Information regarding Meetings and Committees of the Board of Directors is incorporated by reference to the Proxy Statement under the heading "Meetings and Committees of the Board of Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information required by this section is incorporated by reference to the Proxy Statement under the heading "Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(a) (3) and (c) The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number                               Description
------                               -----------
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

3.2      Amended and Restated By-Laws of The MIIX Group, Incorporated.

10.1*    Lease Between the Medical Society of New Jersey and New Jersey State
         Medical Underwriters, Inc. dated June 29, 1981 (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.2     Extension of Lease between the Medical Society of New Jersey and New
         Jersey State Medical Underwriters, dated July 7, 1999 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no.
         001-14593)).

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

10.14* Amended and Restated 1998 Long Term Incentive Equity Plan of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.15* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Kenneth Koreyva (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.16* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Patricia A. Costante (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.17* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Edward M. Grab (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.18* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Joseph J. Hudson (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.20* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Thomas M. Redman (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.21* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Daniel G. Smereck (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.22* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Daniel Goldberg (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.23* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Kenneth Koreyva (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.24* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Patricia A. Costante (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.25* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Edward M. Grab (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended

         December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.26* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Joseph Hudson (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.27* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Lisa Kramer (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.28* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Thomas M. Redman (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.29* Form of Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Daniel G. Smereck (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.30* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999 by and between New Jersey State Medical Underwriters, Inc. and Kenneth M. Koreyva (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.31* Non-Qualified Deferred Compensation Agreement entered into and effective March 1, 2000, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Patricia A. Costante (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.32* Non-Qualified Deferred Compensation Agreement entered into and effective March 1, 2000, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Edward M. Grab (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.33* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Joseph J. Hudson (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.35* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Thomas M. Redman (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.36* Non-Qualified Deferred Compensation Agreement entered into and effective December 15, 1999, by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Daniel G. Smereck (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

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

10.46 Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and Hannover Ruckversicherungs-Aktiengesellschaft.

10.47 Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and Swiss Reinsurance Company.

10.48 Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and American Re-insurance Company.

10.49 Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and Hannover Reinsurance (Ireland) Ltd.

10.50 Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and E+S Reinsurance (Ireland) Ltd.

10.51 Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and Swiss Reinsurance Company.

10.52 Revolving Line of Credit Loan Agreement and Promissory Note, effective May 24, 2000, between The MIIX Group, Incorporated, and Amboy National Bank.

11 No statement re computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

21.1 Subsidiaries of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

23.1     Consent of Independent Auditors.

* Represents a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         During the quarter ended December 31, 2000, a Current Report on Form 8-K dated December 19, 2000 was filed by the Company.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MIIX GROUP, INCORPORATED

                                   By:  /s/ KENNETH KOREYVA
                                        ------------------------------------
                                                  Kenneth Koreyva
                                        President and Chief Executive Officer

                                                  March 21, 2001


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

                  Name                               Title                                       Date
                  ----                               -----                                       ----
/s/ KENNETH KOREYVA                         President, Chief Executive
---------------------------                 Officer and Director
Kenneth Koreyva                             (principal executive officer)                  March 21, 2001


/s/ THOMAS REDMAN                           Senior Vice President and
----------------------------                Chief Financial Officer
Thomas Redman                               (principal financial and
                                            accounting officer)                            March 21, 2001


/s/ ANGELO S. AGRO                          Director
----------------------------
Angelo S. Agro, M.D.                                                                       March 21, 2001


/s/ HARRY M. CARNES                         Director
----------------------------
Harry M. Carnes, M.D.                                                                      March 21, 2001



/s/ PAUL J. HIRSCH                          Director
----------------------------
Paul J. Hirsch, M.D.                                                                       March 21, 2001


/s/ VINCENT A. MARESSA                      Director
----------------------------
Vincent A. Maressa, Esq.                                                                   March 21, 2001


/s/ A. RICHARD MISKOFF                      Director
----------------------------
A. Richard Miskoff, D.O.                                                                   March 21, 2001


/s/ EILEEN MARIE MOYNIHAN                   Director
----------------------------
Eileen Marie Moynihan, M.D.                                                                March 21, 2001

/s/ CARL RESTIVO, JR.                       Director
----------------------------
Carl Restivo, Jr., M.D.                                                                    March 21, 2001


/s/ MARTIN L. SORGER                        Director
----------------------------
Martin L. Sorger, M.D.                                                                     March 21, 2001


/s/ BESSIE M. SULLIVAN                      Director
----------------------------
Bessie M. Sullivan, M.D.                                                                   March 21, 2001

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                           PAGE
                                                                           ----

Report of Independent Auditors.............................................F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999...............F-3
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998.........................................F-4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000..................................................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998.........................................F-6
Notes to Consolidated Financial Statements.................................F-7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties...........................................F-24
Schedule II  - - Condensed Financial Information of Registrant.............F-25

(ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE OMITTED FOR THE REASON THAT THEY ARE NOT APPLICABLE OR THE INFORMATION IS OTHERWISE CONTAINED IN THE FINANCIAL STATEMENTS).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The MIIX Group, Incorporated

We have audited the accompanying consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules referred to at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MIIX Group, Incorporated and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            ERNST & YOUNG LLP

New York, New York
February 21, 2001

                          THE MIIX GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value (amortized cost:
     2000 - $1,184,057; 1999 - $1,131,931)..................  $1,171,184    $1,077,806
  Equity investments, at fair value (cost: 2000 - $6,880;
     1999 - $13,169)........................................       5,837        12,394
  Short-term investments, at cost which approximates fair
     value..................................................      82,291        92,743
                                                              ----------    ----------
      Total investments.....................................   1,259,312     1,182,943
Cash........................................................       2,191         2,574
Accrued investment income...................................      16,074        14,319
Premium receivable, net.....................................       9,765        18,374
Reinsurance recoverable on unpaid losses....................     432,046       406,409
Prepaid reinsurance premiums................................      14,560        27,646
Reinsurance recoverable on paid losses, net.................      13,820           236
Deferred policy acquisition costs...........................       3,026         3,165
Deferred income taxes.......................................      58,896        69,733
Net investment in direct financing leases...................      26,997        25,068
Other assets................................................      59,861        86,691
                                                              ----------    ----------
      Total assets..........................................  $1,896,548    $1,837,158
                                                              ==========    ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses..................  $1,142,530    $1,053,597
Unearned premiums...........................................      71,033        75,433
Premium deposits............................................      15,618        27,913
Funds held under reinsurance treaties.......................     306,693       271,637
Payable for securities......................................           0           205
Notes payable and other borrowings..........................      14,732        16,461
Other liabilities...........................................      56,501        73,208
                                                              ----------    ----------
      Total liabilities.....................................  $1,607,107    $1,518,454
                                                              ----------    ----------


STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized, no shares issued and outstanding.............  $        0    $        0
Common stock, $0.01 par value, 100,000,000 shares
   authorized, 16,538,005 shares issued,(2000 - 13,563,938
   shares outstanding; 1999 - 15,258,567 shares outstanding)         166           165
Additional paid-in capital..................................      53,716        52,942
Retained earnings...........................................     289,655       328,897
Treasury stock, at cost (2000 - 2,974,067 shares;
    1999 - 1,236,809 shares)................................     (38,897)      (19,249)
Stock purchase loans and unearned stock compensation........      (5,929)       (4,934)
Accumulated other comprehensive loss........................      (9,270)      (39,117)
                                                              ----------    ----------
      Total stockholders' equity............................  $  289,441    $  318,704
                                                              ----------    ----------
      Total liabilities and stockholders' equity............  $1,896,548    $1,837,158
                                                              ==========    ==========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                        YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                               2000              1999              1998
                                                             ---------         ---------         ---------
REVENUES
Net premiums earned .................................        $ 184,062         $ 187,845         $ 162,501
Net investment income ...............................           85,158            75,661            65,107
Realized investment gains/(losses) ..................           (4,156)           (6,770)           36,390
Other revenue .......................................            7,452             8,323               891
                                                             ---------         ---------         ---------
          Total revenues ............................          272,516           265,059           264,889
EXPENSES
Losses and loss adjustment expenses .................          279,224           174,986           155,868
Underwriting expenses ...............................           38,560            42,618            42,063
Funds held charges ..................................            7,502            14,338            13,420
Other expenses ......................................            5,828             3,333                 0
Restructuring charge ................................                0             2,409                 0
Impairment of capitalized system development costs ..                0                 0            12,656
                                                             ---------         ---------         ---------
          Total expenses ............................          331,114           237,684           224,007
Income/(loss)before income taxes ....................          (58,598)           27,375            40,882
Income tax provision/(benefit) ......................          (22,140)            6,617            11,154
                                                             ---------         ---------         ---------
          Net income/(loss) .........................        $ (36,458)        $  20,758         $  29,728
                                                             =========         =========         =========
Basic earnings/(loss) per share of common stock (1) .        $   (2.59)        $    1.54         $    2.47
                                                             =========         =========         =========

Diluted earnings/(loss) per share of common stock (1)        $   (2.58)        $    1.53         $    2.47
                                                             =========         =========         =========

Dividend per share of common stock ..................        $    0.20         $    0.10         $    0.00
                                                             =========         =========         =========

(1) 1999 and 1998 figures pro forma; see Note 16

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 2000
                      (In thousands, except share amounts)

                                                                                                  Stock         Accumu-
                                                                                                 Purchase       lated
                                       Number                                                      Loans        Other
                                         of                                                         and         Compre-    Total
                                       Shares                Additional              Treasury     Unearned      hensive    Stock-
                                        Out-        Common    Paid-In     Retained   Stock, at      Stock       Income/    holders'
                                      standing      Stock     Capital     Earnings      Cost    Compensation    (Loss)     Equity
                                      ----------   -------    -------     --------    --------     -------     --------   --------
Balance at January 1, 1998........             0   $     0    $     0     $282,359    $      0     $     0     $ 27,615   $309,974
  Net income......................                                          29,728                                          29,728
  Other comprehensive income/(loss),
     net of tax:
     Unrealized depreciation on
       securities available-for-
       sale, net of deferred taxes                                                                              (16,859)   (16,859)
                                      ----------   -------    -------     --------    --------     -------     --------   --------
Balance at December 31, 1998......             0         0          0      312,087           0           0       10,756    322,843
  Net income......................                                          20,758                                          20,758
  Other comprehensive income/(loss),
     net of tax:
     Unrealized depreciation on
       securities available-for-
       sale, net of deferred taxes                                                                              (49,873)   (49,873)
  Shares issued to Distributees...    11,854,033       119                    (119)                                              0
  Proceeds from initial public
     offering, net of offering and
     reorganization costs.........     3,450,000        35     37,315                                                       37,350
  Acquisition of NJSMU............       814,815         8     10,992                                                       11,000
  Stock purchase and loan
     agreements activities........       351,091         3      4,635                               (4,728)                    (90)
  Purchase of treasury stock, net.    (1,236,809)                                      (19,249)                            (19,249)
  Cash dividends to stockholders..                                          (1,560)                                         (1,560)
  Cash issued to Distributees, in
     lieu of common stock.........                                          (2,269)                                         (2,269)
  Restricted stock grants and
     unearned stock compensation..        25,437                                                      (206)                   (206)
                                      ----------   -------    -------     --------    --------     -------     --------   --------
Balance at December 31, 1999......    15,258,567       165     52,942      328,897     (19,249)     (4,934)     (39,117)   318,704


  Net loss........................                                         (36,458)                                        (36,458)
  Other comprehensive income/(loss),
     net of tax:
     Unrealized appreciation on
       securities available-for-
       sale, net of deferred taxes                                                                               29,847     29,847
  Stock purchase and loan
     agreements activities........        68,066         1        769                               (1,064)                   (294)
  Stock compensation..............                                  5                                   69                      74
  Purchase of treasury stock, net.    (1,762,695)                                      (19,648)                            (19,648)
  Cash dividends to stockholders..                                          (2,784)                                         (2,784)
                                      ----------   -------    -------     --------    --------     -------     --------   --------
Balance at December 31, 2000......    13,563,938   $   166    $53,716     $289,655    $(38,897)    $(5,929)    $ (9,270)  $289,441
                                      ==========   =======    =======     ========    ========     =======     ========   ========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999         1998
                                                         ----------   -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)......................................  $  (36,458)  $    20,758    $  29,728
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities (net of balances
  acquired):
    Unpaid losses and loss adjustment expenses.........      88,933        73,653       74,938
    Unearned premiums..................................      (4,400)       21,272       33,253
    Premium deposits...................................     (12,295)         (479)       7,368
    Premium receivable, net............................       8,609         5,956      (19,059)
    Reinsurance balances, net..........................       8,921       (37,362)     (14,645)
    Deferred policy acquisition costs..................         139          (355)      (2,710)
    Realized investment (gains)/losses.................       4,156         6,770      (36,390)
    Depreciation, accretion and amortization...........      (3,948)       (2,699)        (980)
    Deferred income taxes..............................        (486)      (10,073)      (7,957)
    Due from New Jersey State Medical Underwriters.....           0          (594)      (3,258)
    Impairment of capitalized system development costs.           0             0       12,656
    Accrued investment income..........................      (1,755)         (708)      (3,239)
    Net investment in direct financing leases..........      (1,929)          961            0
    Other assets.......................................      26,830        25,582        3,158
    Other liabilities..................................     (16,924)        4,743       19,831
                                                          ---------    ----------    ---------
Net cash provided by operating activities..............      59,393       107,425       92,694
                                                          ---------    ----------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales..........      72,476       856,302      664,988
Proceeds from fixed maturity investments matured,
  called, or prepaid...................................      85,755        97,278      112,473
Proceeds from equity investment sales..................       6,578         1,553      105,789
Cost of investments acquired...........................    (210,669)   (1,055,237)    (976,889)
Purchase of NJSMU (net of cash acquired)...............           0          (198)           0
Realized loss on equity collar termination.............           0             0      (14,000)
Change in short-term investments, net..................      10,453        13,079      (19,655)
Net receivable/(payable) for securities................        (205)      (30,496)      31,131
                                                          ---------    ----------    ---------
Net cash used in investing activities..................     (35,612)     (117,719)     (96,163)
                                                          ---------    ----------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of
  offering and reorganization costs....................           0        37,350            0
Proceeds from notes payable and other borrowings.......      18,476        16,461            0
Repayment of notes payable and other borrowings........     (20,205)      (19,265)           0
Purchase of treasury stock.............................     (19,648)      (19,249)           0
Cash dividends to stockholders.........................      (2,784)       (1,560)           0
Cash in lieu of stock paid to Distributees.............           0        (2,269)           0
Subordinated loan certificates redeemed................          (3)           (8)           0
                                                         ----------    ----------    ---------
Net cash provided/(used) by financing activities.......     (24,164)       11,460            0
                                                         ----------    ----------    ---------

Net change in cash.....................................        (383)        1,166       (3,469)
Cash at beginning of year..............................       2,574         1,408        4,877
                                                         ----------   -----------    ---------
Cash at end of year....................................  $    2,191   $     2,574    $   1,408
                                                         ==========   ===========    =========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND RELATED MATTERS

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), which assumed all of the residual assets and liabilities and ongoing business of Medical Inter-Insurance Exchange of New Jersey (the "Exchange") in the reorganization of the Exchange, Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and, from August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company").

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

During August 1999, The MIIX Group approved a stock repurchase program authorizing the purchase of up to one million shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional two million shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million.

The Company provides a wide range of insurance products to the medical profession and health care institutions. The primary business of the Company is medical professional liability insurance and it issues claims made, modified claims made with prepaid extended reporting endorsements and occurrence basis policies. Seventy percent and seventy-four percent of the Company's direct premiums during 2000 and 1999, respectively, were written in two states.

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

                          THE MIIX GROUP, INCORPORATED

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries, MIIX and, from August 4, 1999, the Underwriter. MIIX owns 100% of LHI, a property and casualty insurance holding company, which owns 100% of LP&C and MIIX New York. The Underwriter's principal wholly-owned subsidiaries include Medical Brokers, Inc., an insurance agency, Reinsurance Services, Inc. (formerly Pegasus Advisors, Inc.), a reinsurance intermediary, Hamilton National Leasing Corporation, a leasing company, MIIX Healthcare Group, a healthcare consulting firm, and Lawrenceville Re, Ltd., a Bermuda-domiciled reinsurance company. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Temporary changes in fair values of available-for-sale securities, after adjustment of deferred income taxes, are reported as unrealized appreciation or depreciation directly in equity as a component of other comprehensive income.

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

The Company regularly evaluates the carrying value of its investments based on current economic conditions, past credit loss experience and other circumstances. A decline in carrying value that is other than temporary is recognized by an adjustment to fair value treated as a realized investment loss and a reduction in the cost basis of the investment in the period when such a determination is made.

Premium Receivable

Premium receivable is net of an allowance for doubtful accounts as of December 31, 2000 and 1999 of $57,681 and $327,377, respectively. Amounts
(recovered)/charged to expense in 2000, 1999 and 1998 were $(269,696), $(127,527) and $(172,000), respectively.

                          THE MIIX GROUP, INCORPORATED

Reinsurance Recoverable on Paid Losses

Reinsurance recoverable on paid losses at both December 31, 2000 and 1999 is net of an allowance of $1,300,000.

Deferred Policy Acquisition Costs

Policy acquisition costs, (primarily commissions, premium taxes and other selling expenses) which vary with and are directly related to the production of business, are capitalized and amortized over the effective period of the related policies. Anticipated investment income is considered in determining if premium deficiencies exist.

Net Investment in Direct Financing Leases

Net investment in direct financing leases is net of an allowance for doubtful accounts as of December 31, 2000 and 1999 of $520,789 and $453,829, respectively. Amounts charged to expense in 2000 and since August 4, 1999 were $356,000 and $145,000, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill, resulting from the acquisition of subsidiaries. Goodwill is amortized over periods ranging from 10 to 15 years.

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

Reinsurance

Reinsurance premiums, losses and loss adjustment expenses are accounted for on a basis consistent with the accounting for the original policies issued and the terms of the reinsurance contracts. Premium deposits, unearned premiums and unpaid losses and loss adjustment expenses are reported gross of reinsurance amounts.

                          THE MIIX GROUP, INCORPORATED

All reinsurance contracts are accounted for in accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which provides the criteria for determining whether the contracts should be accounted for utilizing reinsurance accounting or deposit accounting. Reinsurance contracts that do not satisfy certain requirements of SFAS No. 113 are accounted for using the deposit method. Recorded deposits are initially established based on the consideration paid less any fees which are expensed in accordance with the contract terms. Subsequent adjustments to the deposit are measured based on the present value of the expected future cash flows arising from the contract.

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

Reclassification

Certain prior year amounts have been reclassified to be comparable to the 2000 presentation.

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

Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share are calculated in accordance with SFAS No. 128. Earnings per share through August 4, 1999 and for the period ended December 31, 1998 gives effect to the reorganization and allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members on August 4, 1999.

Segment Information

The Company's operations are classified into one reportable segment: providing professional liability and related insurance coverages to the healthcare industry. In connection therewith the Company generally offers three products, occurrence policies, claims made policies with prepaid tail coverage and claims made policies, varying by market. The Company distributes its products both directly to the insureds and through intermediaries.

Recent Accounting Pronouncements

The Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value are recorded each period in current earnings or other

                          THE MIIX GROUP, INCORPORATED
comprehensive income. Adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial position or results of operations.

3.       LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                             Years Ended December 31,
                                                               --------------------------------------------------
                                                                  2000               1999                 1998
                                                               -----------        -----------         -----------
                                                                                 (In thousands)
Balance as of January 1, net of reinsurance recoverable
  of $406.4 million, $325.8 million and $270.7 million,
  respectively ........................................        $   647,188        $   625,864         $   605,990

Net reserves acquired in acquisition of the Underwriter                  0              8,286                   0

Incurred related to:
  Current year ........................................            227,921            189,000             157,952
  Prior years .........................................             51,303            (14,014)             (2,084)
                                                               -----------        -----------         -----------
Total incurred ........................................            279,224            174,986             155,868
Paid related to:
  Current year ........................................              4,535              4,589               1,328
  Prior years .........................................            211,393            157,359             134,666
                                                               -----------        -----------         -----------
Total paid ............................................            215,928            161,948             135,994
                                                               -----------        -----------         -----------
Balance as of December 31, net of reinsurance
  recoverable .........................................            710,484            647,188             625,864
Reinsurance recoverable ...............................            432,046            406,409             325,795
                                                               -----------        -----------         -----------
Balance, gross of reinsurance .........................        $ 1,142,530        $ 1,053,597         $   951,659
                                                               ===========        ===========         ===========

The Company increased prior year gross reserves in the amounts of $47.2 million, $16.5 million and $3.8 million during 2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998 reserves for gross losses and loss adjustment expenses on incurred but not reported claims amounted to $689.4 million, $640.1 million and $623.8 million, respectively, of which $458.2 million, $444.7 million and $436.3 million related to prior years.

Loss and loss adjustment expense reserve estimates have been reviewed regularly and adjusted where judged prudent to do so. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and, as a rule, take several years to adjust, settle or litigate. In addition, general long term trends impacting ultimate reserve values such as changes in liability standards and expanding views of contract interpretation increase the uncertainty. During 2000, loss and loss adjustment expense reserves were adjusted to reflect, primarily, higher than anticipated loss severity and a longer than expected loss development period on occurrence and occurrence-like policies and higher than expected loss frequency and severity on claims made policies. The increase in severity on occurrence and occurrence-like policies was principally due to higher court awards over the past few years on claims associated with the Company's New Jersey physician business, with a similar resulting impact on settlement values. The longer than expected loss development period occurred on the Company's New Jersey physician business and was principally due to an eroding statute of limitations regarding late assertion of claims in New Jersey. The higher than expected loss frequency and severity on claims made policies chiefly related to business written by the Company in new markets since 1997 for which limited loss data had previously existed. Adjustments to loss and loss adjustment expense reserves in 1999 and 1998 principally reflected reductions to reserves held on occurrence and occurrence-like policies, largely due to declining loss frequency, somewhat offset by increases to reserves held on claims made policies primarily associated with the Company's business in new markets and with the Company's institutional business.

The Company maintains aggregate excess reinsurance contracts that provide coverage, above aggregate retentions for most losses and allocated loss adjustment expenses

                          THE MIIX GROUP, INCORPORATED
associated with accident years 1993 to 1999 and for most losses and loss adjustment expenses on occurrence and occurrence-like policies associated with accident year 2000. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and allocated loss adjustment expenses on subject business at a constant level as long as losses and allocated loss adjustment expenses remain within the coverage limits, which occurred for the years ended December 31, 2000, 1999 and 1998. The adjustments to net reserves in 2000 generally resulted from adverse development of reserves held on accident years prior to 1993, adverse development of reserves held for business written in certain new markets since 1997 not subject to the aggregate excess reinsurance contracts, and an associated increase in unallocated loss adjustment expense reserves which are also not subject to the aggregate excess reinsurance contracts. The adjustments in net reserves in 1999 and 1998 generally resulted from favorable development on accident years prior to 1993.

4.       RELATED PARTY TRANSACTIONS

The Company leases 49,000 square feet for its home office and Mid-Atlantic Region office from the Medical Society of New Jersey pursuant to a lease agreement dated June 29, 1981 and extended on July 7, 1999. Annual lease payments were $772,173 in 2000, 1999 and 1998. The Company held a note receivable of $2.3 million and $2.6 million, included in other assets, at December 31, 2000 and 1999, respectively, from the Medical Society of New Jersey collateralized by the building in which the Company maintains its home office. The note provides for monthly payments of $40,000, which includes interest at 9.05% until September 1, 2004 and reduced payments thereafter until June 1, 2009.

Management services agreements between the Company's insurance subsidiaries and the Underwriter provided, among other things, that the Underwriter was responsible for the administration and management of the Company's insurance operations. In exchange for the services provided, fees were paid to the Underwriter, which equaled the actual direct expenses incurred by the Underwriter in performing the services. Expenses incurred by the Underwriter and reimbursed by the Company's insurance subsidiaries through August 4, 1999, the date the Company purchased the Underwriter, amounted to $18.7 million in 1999, and $30.6 million in 1998.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of December 31, 2000 the Company had borrowed approximately $7.5 million against the credit facility which is included in notes payable and other borrowings on the consolidated balance sheet. During the year ended December 31, 2000 the Company incurred interest expense on the loan of approximately $247,222. At December 31, 2000, the Company had fixed maturity investments in Amboy National Bank of approximately $7.5 million earning a fixed interest rate of 6% per annum. The Company's CEO is a brother of the Senior Vice President and CFO of Amboy National Bank.

The Company believes that the terms of the transactions described above are as fair to the Company as could have been obtained from unaffiliated third parties.

In addition, the Company made annual contributions to the Medical Society of New Jersey in 2000, 1999 and 1998. Vincent A. Maressa, Esq., Executive Director and General Counsel of the Medical Society, is Chairman of the Board of the Company. Eileen Marie Moynihan, M.D. and Bessie M. Sullivan, M.D. are the Treasurer and Secretary, respectively of the Medical Society and both serve on the Board of the Company.

A majority of the members of the Company's Board are also policyholders of the Company and acquired shares in connection with the Plan of Reorganization. Such directors may experience claims requiring coverage under their respective policies with the Company.

                          THE MIIX GROUP, INCORPORATED

5. INVESTMENTS

The Company's investment strategy focuses primarily on the purchase of intermediate-term, investment-grade securities along with a modest allocation to below investment-grade (i.e., high yield) fixed maturity investments not to exceed 7.5% of invested assets. At December 31, 2000 and 1999, the average credit quality of the fixed income portfolio was AA and AA-, respectively. The portfolio does not include any investments in real estate.

The actual or amortized cost and estimated market value of the Company's available-for-sale securities as of December 31, 2000 and 1999 were as follows:

                                                                GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED     -----------------      MARKET
                                                     COST        GAINS     LOSSES      VALUE
                                                  ----------    -------    ------    ----------
                                                                  (In thousands)
2000
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $  141,781    $ 3,584   $   656    $  144,709
Obligations of states and political
  subdivisions..................................     158,749      6,554       375       164,928
Foreign securities - U.S. dollar denominated....      45,757        871     2,017        44,611
Corporate securities............................     418,737      2,857    25,041       396,553
Mortgage-backed and other asset-backed
  securities....................................     419,033      4,613     3,263       420,383
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,184,057     18,479    31,352     1,171,184
Equity investments..............................       6,880          3     1,046         5,837
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $1,190,937    $18,482   $32,398    $1,177,021
                                                  ==========    =======   =======    ==========
1999
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $  107,044    $    98   $ 5,649    $  101,493
Obligations of states and political
  subdivisions..................................     162,078        102     6,987       155,193
Foreign securities - U.S. dollar denominated....      35,619        547     2,021        34,145
Corporate securities............................     350,897        752    19,508       332,141
Mortgage-backed and other asset-backed
  securities....................................     476,293        111    21,570       454,834
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,131,931      1,610    55,735     1,077,806
Equity investments..............................      13,169        259     1,034        12,394
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $1,145,100    $ 1,869   $56,769    $1,090,200
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

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2000 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            ESTIMATED
                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ---------
                                                                   (In thousands)
Due in one year or less.....................................  $   13,614   $   13,628
Due after one year through five years.......................     146,640      144,660
Due after five years through ten years......................     300,831      289,716
Due after ten years.........................................     303,939      302,797
Mortgage-backed and other asset-backed securities...........     419,033      420,383
                                                              ----------   ----------
          Total fixed maturity investments..................  $1,184,057   $1,171,184
                                                              ==========   ==========

                          THE MIIX GROUP, INCORPORATED

Major categories of the Company's net investment income are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000        1999       1998
                                                        -------    -------    -------
                                                               (In thousands)
Fixed maturity investments............................  $78,410    $70,025    $59,037
Equity investments....................................      258        256        878
Short-term investments................................    7,584      6,472      7,376
Other.................................................      644        503        361
                                                        -------    -------    -------
          Subtotal....................................   86,896     77,256     67,652
Investment expenses...................................    1,738      1,595      2,545
                                                        -------    -------    -------
Net investment income.................................  $85,158    $75,661    $65,107
                                                        =======    =======    =======

Realized gains and losses from sales of investments are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000        1999       1998
                                                        -------    -------    -------
                                                               (In thousands)
Fixed maturity investments
  Gross realized gains................................  $   490    $ 4,950    $13,084
  Gross realized losses...............................   (4,214)   (11,358)    (1,052)
                                                        -------    -------    -------
Net realized gains/(losses) on fixed maturity
  investments.........................................   (3,724)    (6,408)    12,032
Equity investments
  Gross realized gains................................      241        138     38,823
  Gross realized losses...............................     (673)      (500)      (465)
                                                        -------    -------    -------
Net realized gains/(losses) on equity investments.....     (432)      (362)    38,358
Net realized losses on equity collar investments......        0          0    (14,000)
                                                        -------    -------    -------
Net realized gains/(losses) on investments............  $(4,156)   $(6,770)   $36,390
                                                        =======    =======    =======

The net realized gains on equity investments for the year ended December 31, 1998 resulted from the Company's decision to liquidate substantially all of its equity investments during the third quarter of 1998.

The change in the Company's unrealized appreciation/(depreciation) on fixed maturity investments was $41,252, $(70,672) and $(3,377) for the years ended December 31, 2000, 1999 and 1998, respectively. The corresponding amounts for equity investments were $(268), $(775) and $(22,560).

At December 31, 2000 and 1999, investments in fixed maturity investments with a carrying amount of approximately $8.0 million and $10.4 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

6.       REINSURANCE

Certain premiums, losses and loss adjustment expenses are ceded to other insurance companies under various reinsurance agreements in-force during 2000, 1999 and 1998. These reinsurance agreements protect the underwriting and operating results from unexpected increases in frequency, severity, and acceleration of the payments of losses and loss adjustment expenses, and contain the following significant terms:

                          THE MIIX GROUP, INCORPORATED

                               COVERAGE                       COVERAGE
              CONTRACT           TYPE         RETENTION        LIMIT                 OTHER
              --------           ----         ---------        -----                 -----
2000     Specific Excess      Per loss     $10 million       $25 million     No aggregate deductible

2000     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

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

The effect of assumed and ceded reinsurance on premiums is summarized in the following table (in thousands):

                               2000                    1999                    1998
                       --------------------    --------------------    --------------------
                       WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                       --------    --------    --------    --------    --------    --------
Direct...............  $212,154    $216,595    $244,426    $222,898    $230,314    $195,591
Assumed..............    13,971      13,930      12,674      12,909       1,543       3,015
Ceded................   (38,043)    (46,463)    (53,682)    (47,962)    (37,685)    (36,105)
                       --------    --------    --------    --------    --------    --------
Net premiums.........  $188,082    $184,062    $203,418    $187,845    $194,172    $162,501
                       ========    ========    ========    ========    ========    ========

During 2000, 1999 and 1998, approximately $44.2 million, $96.1 million and $62.4 million, respectively, of losses and loss adjustment expenses were ceded to reinsurers.

The Company remains liable in the event that amounts recoverable from reinsurers are uncollectible. To minimize its exposure to losses from reinsurer insolvencies, the Company enters into reinsurance arrangements with carriers rated "A" or better by A.M. Best. At December 31, 2000 and 1999, the Company held collateral under related reinsurance agreements for all unpaid losses and loss adjustment expenses ceded in the form of funds withheld of $306.7 million and $271.6 million and letters of credit of $173.2 million and $178.7 million, respectively.

In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as a period expense in the year incurred. There are currently no restrictions on investments held in support of funds withheld.

7.       RETIREMENT PLANS

Costs associated with the Company's retirement plans in 1998 through August 4, 1999 were charged to the Company by the Underwriter as part of its management fee.

The Company has a contributory 401(k) Retirement Savings Plan which covers substantially all employees. The Company currently contributes 50% of the first 6% of compensation contributed by participants. Employer contributions for the years ended December 31, 2000, 1999 and 1998 totaled $395,094, $344,852 and
$278,359, respectively.

The Company also provides a noncontributory defined benefit pension plan covering substantially all its employees. The plan was amended effective April 1, 2000, subject to approval by the Internal Revenue Service and provides each covered employee with a notional account balance.

                          THE MIIX GROUP, INCORPORATED

The net periodic pension expense consists of the following components:

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2000       1999       1998
                                                          ------     ------     ------
                                                                 (In thousands)
Service cost..........................................    $  392     $  789     $  702
Interest cost.........................................       596        568        508
Expected return on plan assets........................      (964)      (892)      (795)
Amortization of:
   Transition asset...................................       (22)       (22)       (22)
   Prior service cost(1)..............................       (34)         0          0
   Actuarial gain.....................................      (401)      (126)      (197)
                                                          -------    ------     ------
Net periodic pension expense/(benefit)................    $ (433)    $  317     $  196
                                                          =======    ======     ======

(1) Prior service cost is amortized under an alternate method where the period is equal to the average future working lifetime of an active population.

The following table sets forth the funding status of the plan:

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                        -------      -------
                                                            (In thousands)
Change in Benefit Obligation
----------------------------
Net benefit obligation at beginning of year...........  $ 7,823      $ 9,427
Service cost..........................................      392          789
Interest cost.........................................      596          568
Amendments(2).........................................     (305)           0
Actuarial loss/(gain).................................       29       (2,872)
Gross benefits paid...................................     (191)         (89)
                                                        -------      -------
Net benefit obligation at end of year.................  $ 8,344      $ 7,823
                                                        -------      -------

(2) Effective April 2, 2000, the Plan was amended to adopt a Cash Balance formula.

Change in Plan Assets
---------------------
Fair value of plan assets at beginning of year........  $10,807      $ 9,858
Actual return on plan assets..........................      900          675
Employer contributions................................        0          363
Gross benefits paid...................................     (191)         (89)
                                                        -------      -------
Fair value of plan assets at end of year..............  $11,516      $10,807
                                                        -------      -------

Funded status/(underfunded)...........................  $ 3,173      $ 2,984
Unrecognized actuarial gain...........................   (3,470)      (3,963)
Unrecognized prior cost...............................     (270)           0
Unrecognized net transition asset.....................      (69)         (90)
                                                        -------      -------
Accrued pension expense...............................  $  (636)     $(1,069)
                                                        =======      =======

Amounts recognized in the statement of
  financial position consists of
    Accrued benefit liability.........................  $  (636)     $(1,069)
                                                        -------      -------
Accrued pension expense...............................  $  (636)     $(1,069)
                                                        =======      =======

                          THE MIIX GROUP, INCORPORATED

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                         2000       1999       1998
                                                        ------     ------     ------
Weighted-average assumptions
   Discount rate.....................................    7.50%      8.00%      6.50%
   Expected return on plan assets....................    9.00%      9.00%      9.00%
   Rate of compensation increase.....................    4.00%      4.00%      5.00%

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

The Company leases office space and office equipment. Rent expense for 2000, 1999 and 1998 was $2,133,393, $2,162,120 and $1,799,749, respectively, including rent paid to the Medical Society of New Jersey of $772,173 in 2000, 1999 and 1998. Minimum future rental obligations for leases currently in effect are as follows:

                           2001                   $ 1,813,378
                           2002                     1,385,261
                           2003                       757,636
                           2004                       118,272
                           2005                             0
                           Thereafter                       0
                                                  -----------
                                                  $ 4,074,547
                                                  ===========

The Company currently purchases annuities without recourse on a competitive basis to fund settlements of indemnity losses. The nature and terms of the annuities vary according to settlements. The current value of annuities purchased in prior years from other insurance companies, but with recourse to the Company, and reflected as an other asset and an other liability in the consolidated balance sheets, totaled $22.1 million and $19.9 million as of December 31, 2000 and 1999, respectively. The Company becomes liable only in the event that an insurance company cannot meet its obligations under existing agreements and state guarantee funds are not available. To minimize its exposure to such losses, the Company only utilizes insurance companies with an A.M. Best rating of "A+" or better.

Legal proceedings beyond the ordinary course of business at December 31, 2000 included an appeal filed by three individual insureds of the order issued by the

                          THE MIIX GROUP, INCORPORATED

Commissioner of the New Jersey Department of Banking and Insurance approving the Company's Plan of Reorganization. On February 14, 2000, the New Jersey Superior Court, Appellate Division, issued an Opinion that rejected the appellants' challenge to the Commissioner's Order approving the Plan of Reorganization. On September 19, 2000, the appellants' petition for review of the Appellate Division decision by the New Jersey Supreme Court was denied. The matter has now been finally concluded in the Company's favor. A second court action challenging certain aspects of the Plan of Reorganization and seeking damages and injunctive relief that was filed by five individual insureds in January 1999 was dismissed by the trial court in August 1999 and is now on appeal. The Company intends to continue vigorously defending against these actions.

9.       STATUTORY ACCOUNTING PRACTICES

MIIX, domiciled in New Jersey, LP&C, domiciled in Virginia, MIIX New York, domiciled in New York, and Lawrenceville Re, Ltd., domiciled in Bermuda, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance, the Virginia Department of Insurance, the New York State Insurance Department and the Bermuda Register of Companies, respectively. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the "NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC adopted codified statutory accounting principles "Codification," which is effective for the reporting periods beginning after January 1, 2001. Management believes that the impact of codification will not be material to the statutory basis financial statements of MIIX, LP&C and MIIX New York. Combined policyholders' surplus and net income, as reported to the domiciliary insurance departments in accordance with its prescribed or permitted statutory accounting practices for these companies, are summarized as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (In thousands)
Statutory net income/(loss) for the year...........  $(39,914)   $  8,812    $ 29,631
Statutory surplus at year-end......................  $231,498    $268,445    $253,166

New Jersey regulations require that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment out of other funds is approved by the Commissioner. In 2001, MIIX may pay dividends to The MIIX Group of approximately $22.5 million without the prior approval of the New Jersey Insurance Commissioner. The MIIX Group expects that these current limitations imposed on MIIX Insurance Company should not affect its ability to declare and pay dividends sufficient to support The MIIX Group's initial dividend policy and other obligations. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries other than MIIX Insurance Company without prior approval of the applicable state insurance department or Bermuda Registrar of Companies.

At December 31, 2000 and 1999, The MIIX Group had restricted net assets of $288,052,310 and $292,989,329, which represented its investments in its insurance subsidiaries.

10.      RESTRUCTURING CHARGE

The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No similar event occurred during the period ended December 31, 2000.

                          THE MIIX GROUP, INCORPORATED

11.      INCOME TAXES

For federal income tax purposes, the Company files a consolidated return with its subsidiaries.

The components of the income tax (benefit)/provision in the accompanying statements of income are summarized as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999       1998
                                                        -------    -------    -------
                                                               (In thousands)
Current income tax...................................  $(21,654)   $16,690    $19,111
Deferred income tax..................................      (486)   (10,073)    (7,957)
                                                        -------    -------    -------
Total income tax (benefit)/expense...................  $(22,140)   $ 6,617    $11,154
                                                       ========    =======    =======

A reconciliation of income tax computed at the federal statutory tax rate to total income tax (benefit)/expense is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999       1998
                                                        -------    -------    -------
                                                               (In thousands)
Expected annual effective federal income tax
  (benefit)/expense at 35%............................ $(20,509)   $ 9,581    $14,309
Increase/(decrease) in taxes resulting from:
  Tax-exempt interest.................................   (2,478)    (2,431)    (2,810)
  Other...............................................      847       (533)      (345)
                                                        -------    -------    -------
          Total income tax (benefit)/expense.......... $(22,140)   $ 6,617    $11,154
                                                       ========    =======    =======

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (In thousands)
Deferred tax assets:
  Discounting of loss reserves..............................  $49,955    $47,747
  Unearned premium reserve..................................    5,442      5,539
  Unrealized losses on investments..........................    4,962     19,395
  Other.....................................................    2,029      2,953
                                                              -------    -------
          Total deferred tax assets.........................   62,388     75,634
                                                              -------    -------
   Less Valuation allowance.................................      612      3,612
                                                              -------    -------
           Deferred tax asset after valuation allowance.....   61,776     72,022

Deferred tax liabilities-Other..............................    2,880      2,289
                                                              -------    -------
Net deferred tax assets.....................................  $58,896    $69,733
                                                              =======    =======

Based on the anticipated realizability of the deferred tax asset relating to unrealized losses on the available-for-sale securities, the Company established a $0.6 million and $3.6 million valuation allowance at December 31, 2000 and 1999, respectively. The decrease in the valuation allowance of $3.0 million during 2000 and increase of $3.6 million in 1999 impacted other comprehensive income and was included in unrealized appreciation/depreciation net of tax. Net deferred tax assets

                          THE MIIX GROUP, INCORPORATED
and income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimate realizability of deferred tax assets.

At December 31, 2000, the Company had current income taxes recoverable included in other assets of $11.1 million. At December 31, 1999 the company had $12.8 million income taxes payable included in other liabilities.

The amount of federal income taxes paid in 2000, 1999 and 1998 was $2.3 million, $8.9 million and $17.4 million, respectively.

The federal income tax returns of the Company have been examined by the Internal Revenue Service through the years 1994. Management believes the Company has adequately provided for any remaining tax contingencies.

12.      IMPAIRMENT OF CAPITALIZED SYSTEM DEVELOPMENT COSTS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of an asset to exceed the sum of the expected future cash flow associated with the asset. During 1998, management replaced its policy administration system, and accordingly, recognized a $12.7 million pre-tax charge which represented the net book value of capitalized system development costs associated with the old computer system at the time of disposal. No similar event occurred during the years ended December 31, 1999 and December 31, 2000.

13.      DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the years ended December 31, 2000, 1999 and 1998.

                                                         2000       1999       1998
                                                       --------    -------    -------
                                                                (In thousands)
Balance at beginning of period.......................  $  3,165   $  2,810   $    100
Cost deferred during the period......................    12,576     13,565     14,648
Amortization expense.................................   (12,715)   (13,210)   (11,938)
                                                       --------   --------   --------
Balance at end of period.............................  $  3,026   $  3,165   $  2,810
                                                       ========   ========   ========

14.      COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income/(loss), net of related tax, for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (In thousands)
Net income/(loss).......................................  $(36,458)  $ 20,758   $ 29,728
Other comprehensive income/(loss):
  Unrealized holding appreciation/(depreciation) arising
    during period (net of tax of $13,821, $(23,944)
    and $3,659, respectively)...........................    27,146    (54,273)     6,795
  Reclassification adjustment for (gains)/losses
    realized in net income (net of tax of $1,455,
    $2,370 and $(12,736), respectively).................     2,701      4,400    (23,654)
                                                          --------   --------   --------
  Net unrealized appreciation/(depreciation) arising
    during the period at December 31, (net of tax of
    $15,276, $(21,574) and $(9,078), respectively)......    29,847   $(49,873)  $(16,859)
                                                          --------   --------   --------
Comprehensive income/(loss).............................  $ (6,611)  $(29,115)  $ 12,869
                                                          ========   ========   ========

                          THE MIIX GROUP, INCORPORATED

15.      STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy.

Pursuant to stock purchase and loan agreements, The MIIX Group loaned during 1999 certain officers of the Company approximately $4,640,000 which the officers used to purchase unregistered shares of the MIIX Group common stock at the Offering Price. In the first half of 2000 the Company loaned approximately an additional $770,000 which the officers used to purchase unregistered shares of the MIIX Group common stock at market price. The loans, two of which are with former officers of the Company, bear interest rates ranging from 5.37% to 6.21% and provide for full recourse against the borrowers.

On September 15, 1999, 45,515 restricted shares of The MIIX Group common stock, having a per share market value of $16.06, were granted to certain officers and board members, of which 12,597 shares were immediately vested, and 20,078 shares were subsequently forfeited. During 2000 an additional 4,280 shares of restricted shares of The MIIX Group common stock were vested.

The aggregate number of options for common shares issued and issuable under the Plan is currently limited to 2,250,000. All options granted have ten year terms and vest over various future periods. Options outstanding at December 31, 2000 have exercise prices ranging from $11.31 to $16.06.

A summary of the Company's stock option activity and related information follows:

                                                        2000                               1999
                                            -----------------------------       -----------------------------
                                             Number of   Weighted-Average        Number of   Weighted-Average
                                              Options     Exercise Price          Options     Exercise Price
                                            ---------     --------------         ---------    --------------
Options outstanding at beginning
   of year.............................       451,500          $13.47                   0          $ 0.00
Granted during year....................       203,511           11.54             609,000           13.48
Exercised during year..................             0            0.00                   0            0.00
Canceled during the year...............       123,576           12.82             157,500           13.50
                                              -------                             -------
Options outstanding at end of year.....       531,435          $12.88             451,500          $13.47
                                              =======                             =======

The Company's pro forma information using the Black-Scholes valuation model follows:

                                                            2000        1999
                                                           -------     -------
   Estimated weighted average of the fair value of
     options granted                                       $3.56       $3.77
   Pro forma net income/(loss) (in thousands)              $(36,719)   $19,821
   Pro forma earnings/(loss) per share - Basic             $(2.60)     $1.47
                                       - Diluted           $(2.60)     $1.46

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 5.8% to 6.6%; dividend yields ranging from 1.48% to 1.77%; volatility factors of the expected market price of the Company's common stock ranging from 33.3% to 39.8%; and a three-years weighted average expected life of the options.

In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

                          THE MIIX GROUP, INCORPORATED

16.      EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Earnings/(loss) per share for the years ended December 31, 2000 and 1999 is computed using the weighted-average number of common shares outstanding during these periods of 14,100,043 and 13,497,110, respectively. Earnings per share for the period ended December 31, 1998 gives effect to the reorganization and the allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members on August 4, 1999.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                      (In thousands)
Numerator for basic and diluted earnings/(loss) per share
   of common stock:
   Net income/(loss)........................................  $(36,458)   $20,758    $29,728

Denominator:
  Denominator for basic earnings/(loss) per share of
  common stock - weighted-average shares outstanding........    14,100     13,497     12,025

  Effect of dilutive securities:
    Stock options and non-vested restricted stock...........        17         37          0
                                                              --------    -------    -------
    Denominator for diluted earnings/(loss) per share of
    common stock adjusted - weighted-average shares
    outstanding.............................................    14,117     13,534     12,025

Basic earnings/(loss) per share of common stock.............  $  (2.59)   $  1.54    $  2.47
                                                              ========    =======    =======

Diluted earnings/(loss) per share of common stock...........  $  (2.58)   $  1.53    $  2.47
                                                              ========    =======    =======

                          THE MIIX GROUP, INCORPORATED

17. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations for 2000 and 1999:

                                                                       2000
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (In thousands)
Total written premiums.............................  $128,763   $ 15,682   $ 52,073   $ 29,608
Net premiums earned................................    49,179     30,747     51,814     52,322
Net investment income..............................    21,479     20,902     21,399     21,378
Realized investment losses.........................       (29)      (568)      (109)    (3,450)
Losses and loss adjustment expenses................    47,770    118,153     52,038     61,263
Net income/(loss)..................................  $  6,854   $(47,968)  $  2,930   $  1,726

Basic earnings/(loss) per share....................  $   0.47   $  (3.37)  $   0.21   $   0.13
                                                     ========   ========   ========   ========
Diluted earnings/(loss) per share of common stock..  $   0.47   $  (3.36)  $   0.21   $   0.13
                                                     ========   ========   ========   ========
Dividend per share of common stock.................  $   0.05   $   0.05   $   0.05   $   0.05
                                                     ========   ========   ========   ========

                                                                       1999
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (In thousands)
Total written premiums.............................  $141,619   $ 12,617   $ 69,503   $ 33,361
Net premiums earned................................    45,581     45,906     58,798     37,560
Net investment income..............................    17,387     18,348     19,479     20,447
Realized investment losses.........................      (504)    (2,928)    (1,668)    (1,670)
Losses and loss adjustment expenses................    43,043     43,176     54,318     34,449
Restructuring charge...............................         0      2,409          0          0
Net income.........................................  $  4,606   $  2,894   $  6,442   $  6,816

Basic earnings per share...........................  $   0.38   $   0.24   $   0.44   $   0.44
                                                     ========   ========   ========   ========
Diluted earnings per share of common stock.........  $   0.38   $   0.24   $   0.44   $   0.44
                                                     ========   ========   ========   ========
Dividend per share of common stock.................  $   0.00   $   0.00   $   0.05   $   0.05
                                                     ========   ========   ========   ========

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                                 (In thousands)

                                                        AMORTIZED                     AMOUNT ON
                                                           COST       FAIR VALUE    BALANCE SHEET
                                                        ----------    ----------    -------------
Fixed maturities:
Bonds:
  United States government and government agencies
     and authorities..................................  $  141,781    $  144,709      $  144,709
  States, municipalities and political subdivisions...     158,749       164,928         164,928
  Public utilities....................................      45,578        43,808          43,808
  Foreign securities--U.S. dollar denominated.........      45,757        44,611          44,611
  All other corporate bonds...........................     792,192       773,128         773,128
                                                        ----------    ----------      ----------
     Total fixed maturities...........................  $1,184,057    $1,171,184      $1,171,184
                                                        ----------    ----------      ----------
Equity securities:
  Common stock:
     Banks, trust and insurance companies.............       6,157         5,295           5,295
     All other corporate stock........................         723           539             539
     Foreign stocks...................................           0             3               3
                                                        ----------    ----------      ----------
     Total equity securities..........................  $    6,880    $    5,837      $    5,837
                                                        ----------    ----------      ----------
Short-term investments................................  $   82,291    $   82,291      $   82,291
                                                        ----------    ----------      ----------

Total investments.....................................  $1,273,228    $1,259,312      $1,259,312
                                                        ==========    ==========      ==========

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          The MIIX Group, Incorporated
                            Condensed Balance Sheets
                      (In thousands, except share amounts)

                                                                 DECEMBER 31,
                                                             --------------------
                                                               2000        1999
                                                            --------   ---------
Assets:
  Investments
  Equity investments, at fair value
     (cost: 2000 - $2,614; 1999 - $5,819)................... $  1,752    $  4,869
  Short-term investments, at cost which approximates
     fair value.............................................      131      11,850
  Investment in subsidiaries................................  296,846     303,167
                                                             --------    --------
          Total investments.................................  298,729     319,886

  Cash......................................................       10           0

  Other assets..............................................      874         609
                                                              -------    --------
          Total assets...................................... $299,613    $320,495
                                                             ========    ========

Liabilities:
  Due to subsidiaries....................................... $  2,378    $    362
  Loan Payable..............................................    7,500           0
  Other liabilities.........................................      294       1,429
                                                             --------    --------
          Total liabilities................................. $ 10,172    $  1,791
                                                             --------    --------

  Stockholders' Equity:
  Preferred stock, $0.01 par value, 50,000,000 shares
     authorized, no shares issued and outstanding........... $      0    $      0
  Common stock, $0.01 par per share, 100,000,000 shares
     authorized, 16,538,005 shares issued
     (2000 - 13,563,938 shares outstanding;
     1999 - 15,258,567 shares outstanding)..................      166         165
  Additional paid-in capital................................   53,716      52,942
  Retained earnings.........................................  289,655     328,897
  Treasury stock, at cost (2000 - 2,974,067 shares;
     1999 - 1,236,809 shares)...............................  (38,897)    (19,249)
  Stock purchase loans and unearned stock compensation......   (5,929)     (4,934)
  Accumulated other comprehensive income/(loss).............   (9,270)    (39,117)
                                                             --------    --------
          Total stockholders' equity........................ $289,441    $318,704
                                                             --------    --------

          Total liabilities and stockholders' equity........ $299,613    $320,495
                                                             ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                       Condensed Statements of Operations

                                                            YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
                                                                  (In thousands)
         Net investment income.......................... $    382    $    711    $      0
         Realized investment gains/(losses).............     (345)        138           0
         Other expenses.................................     (858)       (852)          0
                                                         --------    --------    --------
         Loss before federal income taxes and equity
           in income of subsidiaries....................     (821)         (3)          0

         Federal income taxes/(benefit).................     (475)        (11)          0
                                                         --------    --------    --------

         Earnings/(loss) before equity in income of
           subsidiaries.................................     (346)          8           0
         Equity in income/(loss) of subsidiaries........  (36,112)     20,750         191
                                                         --------    --------    --------
                 Net income/(loss)...................... $(36,458)   $ 20,758    $    191
                                                         ========    ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                       Condensed Statements of Cash Flows

                                                                                       YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                               2000             1999             1998
                                                                             --------         --------         --------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) ...................................................        $(36,458)        $ 20,758         $    191

Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains)/losses ..................................             345             (138)               0
Change in payable to subsidiaries ...................................           2,016              362                0
Net change in other assets and liabilities ..........................          (1,652)             857                0
Equity in undistributed income of subsidiaries ......................          36,112          (20,750)            (191)
                                                                             --------         --------         --------

Net cash provided by operating activities ...........................             363            1,089                0

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales .......................               0            2,915                0
Proceeds from equity sales ..........................................           2,860            1,553                0
Cost of investments acquired ........................................               0          (10,148)               0
Purchase of subsidiary ..............................................               0             (100)               0
Change in short-term investments, net ...............................          11,719          (11,850)               0
                                                                             --------         --------         --------
Net cash provided by investing activities ...........................          14,579          (17,630)               0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of
   offering and reorganization costs ................................               0           37,350                0
Purchase of treasury stock ..........................................         (19,648)         (19,249)               0
Cash dividends to stockholders ......................................          (2,784)          (1,560)               0
Notes payable and other borrowings ..................................           7,500                0                0
Capital contribution from the Exchange ..............................               0                0           10,000
Capital contribution to MIIX Insurance ..............................               0                0          (10,000)
                                                                             --------         --------         --------

Net cash provided by/(used in) financing activities .................         (14,932)          16,541                0

Net change in cash ..................................................              10                0                0

Cash at beginning of period .........................................               0                0                0

Cash at end of period ...............................................              10                0                0
                                                                             ========         ========         ========
                                                                             $     10         $      0         $      0
                                                                             ========         ========         ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated

                     Notes to Condensed Financial Statements
                                December 31, 2000

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