Form 10-Q
period 2001-03-31
MIIX GROUP INC
filed 2001-05-15
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.

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


     As of May 9, 2001, the number of outstanding shares of the Registrant's Common Stock was 13,563,938.

TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION ..................................................................................................   4

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ......................................................................................   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..................................  11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............................................................  14

PART II OTHER INFORMATION ......................................................................................................  15

ITEM 1. LEGAL PROCEEDINGS ......................................................................................................  15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .......................................................................................  16

SIGNATURES .....................................................................................................................  17

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

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of March 31, 2001, and the related consolidated statements of income for the three month periods ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three month periods ended March 31, 2001 and 2000 and the consolidated statement of equity for the three month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, not presented herein, and in our report dated February 21, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                ERNST & YOUNG LLP


New York, New York
May 1, 2001

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      MARCH 31,         DECEMBER 31,
                                                                                                     ------------------------------
                                                                                                        2001               2000
                                                                                                     -----------        -----------
                                    ASSETS                                                           (Unaudited)
Securities available-for-sale:
   Fixed maturity investments, at fair value (amortized cost: 2001 -
     $1,183,855; 2000 - $1,184,057) ..........................................................       $ 1,182,435        $ 1,171,184
   Equity investments, at fair value (cost: 2001 - $6,942; 2000 - $6,880) ....................             5,312              5,837
   Short-term investments, at cost which approximates fair value .............................            85,117             82,291
                                                                                                     -----------        -----------
         Total investments ...................................................................         1,272,864          1,259,312
                                                                                                     -----------        -----------
Cash .........................................................................................               200              2,191
Accrued investment income ....................................................................            15,055             16,074
Premium receivable, net ......................................................................            41,658              9,765
Reinsurance recoverable on unpaid losses .....................................................           436,394            432,046
Prepaid reinsurance premiums .................................................................            10,911             14,560
Reinsurance recoverable on paid losses, net ..................................................             4,750             13,820
Deferred policy acquisition costs ............................................................             5,074              3,026
Deferred income taxes ........................................................................            55,040             58,896
Receivable for securities ....................................................................             1,787                  0
Net investment in direct financing leases ....................................................            28,053             26,997
Other assets .................................................................................            56,157             60,666
                                                                                                     -----------        -----------
         Total assets ........................................................................       $ 1,927,943        $ 1,897,353
                                                                                                     ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses ...................................................       $ 1,138,119        $ 1,142,530
Unearned premiums ............................................................................           122,537             71,033
Premium deposits .............................................................................                 0             15,618
Funds held under reinsurance treaties ........................................................           299,185            306,693
Notes payable and other borrowings ...........................................................            14,585             14,732
Other liabilities ............................................................................            51,253             57,306
                                                                                                     -----------        -----------
         Total liabilities ...................................................................       $ 1,625,679        $ 1,607,912
                                                                                                     -----------        -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding ....................................................................       $         0        $         0

Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued, (2001 - 13,563,938 shares outstanding; 2000 - 13,563,938
   shares outstanding) .......................................................................               166                166
Additional paid-in capital ...................................................................            53,719             53,716
Retained earnings ............................................................................           295,478            289,655
Treasury stock, at cost (2001 - 2,974,067 shares; 2000 - 2,974,067 shares) ...................           (38,897)           (38,897)
Stock purchase loans and unearned stock compensation .........................................            (6,003)            (5,929)
Accumulated other comprehensive loss .........................................................            (2,199)            (9,270)
                                                                                                     -----------        -----------
         Total stockholders' equity ..........................................................       $   302,264        $   289,441
                                                                                                     -----------        -----------
         Total liabilities and stockholders' equity ..........................................       $ 1,927,943        $ 1,897,353
                                                                                                     ===========        ===========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
REVENUES
Net premiums earned .................................     $ 44,634     $ 49,179
Net investment income ...............................       21,310       21,479
Realized investment gains/ (losses) .................        3,019          (29)
Other revenue .......................................        2,095        3,242
                                                          --------     --------
     Total revenues .................................       71,058       73,871
                                                          --------     --------
EXPENSES
Losses and loss adjustment expenses .................       45,604       47,770
Underwriting expenses ...............................        9,844        9,833
Funds held charges ..................................        5,686        4,332
Other expenses ......................................          977        2,357
                                                          --------     --------
     Total expenses .................................       62,111       64,292
                                                          --------     --------

Income before income taxes ..........................        8,947        9,579
Provision for income taxes ..........................        2,446        2,725
                                                          --------     --------
     Net income .....................................     $  6,501     $  6,854
                                                          ========     ========
Basic earnings per share of common stock ............     $   0.48     $   0.47
                                                          ========     ========

Diluted earnings per share of common stock ..........     $   0.48     $   0.47
                                                          ========     ========

Dividend per share of common stock ..................     $   0.05     $   0.05
                                                          ========     ========


See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                            STOCK
                                                                                          PURCHASE
                                                                                         LOANS AND    ACCUMULATED
                                 NUMBER OF    COMMON  ADDITIONAL                          UNEARNED      OTHER          TOTAL
                                   SHARES      STOCK   PAID-IN     RETAINED  TREASURY      STOCK     COMPREHENSIVE  STOCKHOLDERS'
                                OUTSTANDING   ISSUED   CAPITAL     EARNINGS   STOCK    COMPENSATION  INCOME/(LOSS)     EQUITY
                                ------------  -------  ----------  --------  --------  ------------  -------------  -------------
Balance at January 1, 2001.....   13,563,938    $ 166     $53,716  $289,655  $(38,897)      $(5,929)       $(9,270)      $289,441
 Net income....................                                       6,501                                                 6,501

 Other comprehensive
  income, net of tax:

 Unrealized appreciation
  on securities available-
  for-sale, net of deferred
  taxes........................                                                                              7,071          7,071

 Stock purchase and loan
  agreements activities........                                                                 (74)                          (74)

 Stock compensation............                                 3                                                               3

 Purchase of treasury stock,
  net..........................

 Cash dividends to
  stockholders.................                                       (678)                                                  (678)
                                ------------  -------  ----------  --------  --------  ------------  -------------  -------------
Balance at March 31, 2001......   13,563,938  $  166      $53,719  $295,478  $(38,897)      $(6,003)       $(2,199)      $302,264
                                ============  =======  ==========  ========  ========  ============  =============  =============


See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                        ---------------------------
                                                                                                           2001              2000
                                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................................................        $   6,501         $   6,854
Adjustments to reconcile net income to net cash provided by operating activities
  (net of balances acquired):
Unpaid losses and loss adjustment expenses .....................................................           (4,411)            3,817
Unearned premiums ..............................................................................           51,504            70,962
Premium deposits ...............................................................................          (15,618)          (27,913)
Premium receivable, net ........................................................................          (31,893)           (5,018)
Reinsurance balances, net ......................................................................              862            (2,450)
Deferred policy acquisition costs ..............................................................           (2,048)           (3,319)
Realized (gains)/losses ........................................................................           (3,019)               29
Depreciation, accretion and amortization .......................................................           (1,038)             (810)
Deferred income tax provision ..................................................................               60             1,234
Accrued investment income ......................................................................            1,019               178
Net investment in direct financing leases ......................................................           (1,056)             (689)
Other assets ...................................................................................            4,509            42,137
Other liabilities ..............................................................................           (5,985)           (5,700)
                                                                                                        ---------         ---------
Net cash (used in)/provided by operating activities ............................................             (613)           79,312
                                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales ..................................................           82,821            25,204
Proceeds from fixed maturity investments matured, called, or prepaid ...........................           40,576            23,951
Proceeds from equity investment sales ..........................................................                0             4,561
Cost of investments acquired ...................................................................         (119,200)          (56,217)
Change in short-term investments, net ..........................................................           (2,826)          (68,278)
Net receivable for securities ..................................................................           (1,787)            2,875
                                                                                                        ---------         ---------
Net cash used in investing activities ..........................................................             (416)          (67,904)
                                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings ...............................................            1,550            16,847
Repayment of notes payable and other borrowings ................................................           (1,697)          (16,461)
Purchase of treasury stock .....................................................................                0           (10,411)
Cash dividends to stockholders .................................................................             (678)             (720)
Subordinated loan certificates redeemed ........................................................             (137)               (3)
                                                                                                        ---------         ---------
Net cash used in financing activities ..........................................................             (962)          (10,748)
                                                                                                        ---------         ---------

Net change in cash .............................................................................           (1,991)              660
Cash at beginning of period ....................................................................            2,191             2,574
                                                                                                        ---------         ---------
Cash at end of period ..........................................................................        $     200         $   3,234
                                                                                                        =========         =========

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated (the "MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management, reflect all adjustments considered necessary for a fair presentation. Such adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2000 which were filed with the Securities and Exchange Commission on Form 10-K.

2. STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the three months ended March 31, 2001, certain directors, executive officers and employees were granted a total of 406,060 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $7.4688 to $7.4500, of which 27,310 options were immediately exercisable.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are computed using the weighted-average number of common shares outstanding of 13,555,378, and 13,567,771 for the three-month period ended March 31, 2001, and 14,648,397 and 14,666,572 for the three-month period ended March 31, 2000.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                                  THREE MONTHS ENDED
                                                                                                                       MARCH 31,
                                                                                                                  ------------------
                                                                                                                    2001     2000
                                                                                                                  -------  -------
                                                                                                                    (In thousands)
Numerator for basic and diluted earnings per share of common stock:
     Net income ...............................................................................................   $ 6,501  $ 6,854

Denominator:
     Denominator for basic earnings per share of common stock - weighted-average
     shares of outstanding ....................................................................................    13,555   14,648

Effect of dilutive securities:
     Stock options and nonvested restricted stock .............................................................        13       19
                                                                                                                  -------  -------

     Denominator for diluted earnings per share of common stock - adjusted
     weighted-average .........................................................................................    13,568   14,667

Basic earnings per share of common stock ......................................................................   $  0.48  $  0.47
                                                                                                                  =======  =======

Diluted earnings per share of common stock ....................................................................   $  0.48  $  0.47
                                                                                                                  =======  =======

4. COMPREHENSIVE INCOME

The Company has classified its entire investment portfolio as available-for-sale and had unrealized gains at March 31, 2001 and December 31, 2000 that are reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income, net of related tax, for the periods ended March 31, 2001 and 2000 are as follows:

                                                                                                             THREE MONTHS ENDED
                                                                                                                   MARCH 31,
                                                                                                           -------------------------
                                                                                                             2001              2000
                                                                                                           --------         --------
                                                                                                                (In thousands)
Net income ........................................................................................        $  6,501         $  6,854

Other comprehensive income:
Unrealized holding appreciation arising during period (net of tax of $4,599 and
$298, respectively) ...............................................................................           9,033              553

Reclassification adjustment for losses/(gains) realized in net income (net of tax
of $(1,057) and $10, respectively) ................................................................          (1,962)              19
                                                                                                           --------         --------
Net unrealized appreciation arising during the period ended March 31 (net of tax of
$3,542 and $308, respectively) ....................................................................           7,071              572
                                                                                                           --------         --------
Comprehensive income ..............................................................................        $ 13,572         $  7,426
                                                                                                           ========         ========

5. DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the three months ended March 31, 2001 and 2000.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2001            2000
                                                        -------         -------
                                                           (In thousands)
Balance at beginning of period .................        $ 3,026         $ 3,165
Cost deferred during the period ................          4,798           6,015
Amortization expense ...........................         (2,750)         (2,696)
                                                        =======         =======
Balance at end of period .......................        $ 5,074         $ 6,484
                                                        =======         =======

6. INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income tax expense for the periods ended March 31, 2001 and 2000 are as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                               --------------------------------------------------------------------
                                                                           2001                                  2000
                                                               ------------------------------       -------------------------------
                                                                                 % OF INCOME                         % OF INCOME
                                                               INCOME TAX           BEFORE            INCOME TAX      BEFORE INCOME
                                                                 EXPENSE         INCOME TAXES          EXPENSE             TAXES
                                                                 -------         ------------          -------             -----
                                                             (In thousands)                        (In thousands)
Expected annual effective federal
    income tax at 35% ...............................           $ 3,132              35.0%           $ 3,353              35.0%
Decrease in taxes resulting from:
    Tax-exempt interest .............................              (462)             (5.2)%             (622)             (6.5)%
    Other ...........................................              (224)             (2.5)%               (6)             (0.1)%
                                                                -------              ----            -------              ----
Total income tax ....................................           $ 2,446              27.3%           $ 2,725              28.4%
                                                                =======              ====            =======              ====

7. RELATED PARTY TRANSACTION

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of March 31, 2001 the Company had borrowed approximately $9.1 million against the credit facility. During the three month period ended March 31, 2001 the company incurred interest expense on the loan of approximately $0.2 million. At March 31, 2001 the Company had fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the Company as could have been obtained from an unaffiliated third party.

8. RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2001 presentation.

9. SUBSEQUENT EVENTS

On April 16, 2001, Kenneth M. Koreyva resigned his positions as President, Chief Executive Officer and Director of the Company to pursue other business interests. The Company's six-person executive management team has assumed responsibility for day-to-day operations and will report to the Executive Committee of the Board until the search for a new CEO is completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Net premiums earned. Net premiums earned decreased approximately $4.6 million, or 9.2% to $44.6 million for the three months ended March 31, 2001 from $49.2 million for the three months ended March 31, 2000. This decrease is mainly attributable to decreased direct, assumed, and ceded premiums earned of $6.0 million, $3.2 million and $4.6 million, respectively, in the three months ended March 31, 2001. These decreases primarily resulted from a decline in direct premiums written during the nine months in 2000 and first quarter in 2001, non-renewal of a large excess of loss reinsurance assumed contract, and lower ceded premiums associated with the aggregate reinsurance contract primarily resulting from a decline in direct earned premiums.

Total premiums written were $100.8 million for the three months ended March 31, 2001, a decrease of $28.0 million, or 21.7% from total premiums written of $128.8 million for the three months ended March 31, 2000. This decrease was composed of a net decrease in direct premiums written of $14.3 million and a decrease in assumed premiums written of $13.7 million associated with the non-renewal of a large excess of loss reinsurance contract, effective January 1, 2001. The net decline in direct premiums written followed significant selected rate increases and disciplined underwriting actions.

Net investment income. Net investment income decreased approximately $0.2 million or 0.8% to $21.3 million for the three months ended March 31, 2001 from $21.5 million for the same period in 2000. Average invested assets at amortized cost were approximately $1.27 billion for the three months ended March 31, 2001 and 2000. The average annualized pre-tax yield on the investment portfolio was 6.69% for the three months ended March 31, 2001 compared to 6.75% for the same period in 2000 primarily due to lower market yields.

Realized investment gains/(losses). Net realized investment gains were $3.0 million for the three months ended March 31, 2001 compared to net realized investment losses of $29,000 for the same period in 2000. Realized gains of approximately $4.2 million were recognized during the quarter due to sales of fixed maturity investments to reposition the portfolio in a declining market yield environment and were somewhat offset by

$1.2 million of net losses resulting from the recognition of other than temporary declines in investment values associated with certain high yield securities. In 2000 the losses were principally due to sales of fixed-maturity investments to reposition the investment portfolio in an increasing market yield environment.

Other revenue. Other revenue decreased approximately $1.1 million or 35.4% to $2.1 million for the three months ended March 31, 2001 from $3.2 million for the same period last year. This net decrease is composed of a $1.8 million decrease in reinsurance brokerage activity, due to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000, partially offset by an increase in finance charge income of $0.7 million resulting from the Company's premium financing program which began in November 2000.

Loss and loss adjustment expense (LAE). The provision for losses and LAE decreased $2.2 million, or 4.5%, to $45.6 million for the three months ended March 31, 2001 from $47.8 million for the three months ended March 31, 2000. The provision for losses and LAE is net of ceded losses and LAE of $9.1 million and $16.2 million for the three months ended March 31, 2001 and 2000, respectively. The ratio of net losses and LAE to net premiums earned increased to 102.2% for the three months ended March 31, 2001 from 97.1% for the same period in 2000. The ratio of net losses and LAE to net premiums earned for the three months ended March 31, 2001 and 2000 were impacted by adjustments to reserves held on prior accident years. For the three months ended March 31, 2001, gross loss and LAE reserves associated with a large excess of loss assumed reinsurance contract were increased by $2.0 million. There was no adjustment to ceded loss and LAE reserves or to ceded earned premiums. Excluding the impact of this adjustment to prior accident year reserves, the loss and LAE ratio was 97.7% for the three months ended March 31, 2001. For the three months ended March 31, 2000, gross loss and LAE reserves held on prior accident years were increased by $3.0 million, ceded loss and LAE reserves were increased by $3.0 million, and ceded premiums earned were increased by $1.4 million. Excluding the impact of these adjustments to prior accident years, the loss and LAE ratio was 94.4% for the three months ended March 31, 2000.

Underwriting expenses. Underwriting expenses were $9.8 million for the three months ended March 31, 2001 and 2000. The ratio of underwriting expenses to net premiums earned increased to 22.1% for the three months ended March 31, 2001 from 20.0% for the same period in 2000 as a result of a reduction in net premiums earned between the two periods.

Funds held charges. Funds held charges relate to the Company's aggregate reinsurance contracts and increased $1.4 million or 31.3% to $5.7 million for the three months ended March 31, 2001, from $4.3 million for the three months ended March 31, 2000. This increase was the combined result of a larger balance of funds held upon which funds held charges are incurred and a reduction in funds held charges in the amount of $0.6 million for the three months ended March 31, 2000 associated with adjustments to prior accident year ceded loss and LAE reserves during that period.

Other expenses. Other expenses decreased $1.4 million or 58.5% to $1.0 million for the three months ended March 31, 2000, from $2.4 million and primarily consist of the costs associated with the leasing and other businesses owned by the Company. The decrease is primarily related to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000.

Income taxes. Income taxes were $2.4 million for the three months ended March 31, 2001, resulting in an effective tax rate of 27.3%, compared to $2.7 million and an effective tax rate of 28.4% for the same period in 2000. The decreased effective tax rate was primarily attributable to true-up adjustments of $227,000 recorded in the three months ended March 31, 2001.

Net income. Net income decreased by $0.4 million or 5.2% to $6.5 million for the three months ended March 31, 2001, from $6.9 million for the three months ended March 31, 2000, for the reasons described above.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets at fair value, including cash and short-term investments, were $1,273.1 million at March 31, 2001 and $1,261.5 million at December 31, 2000. The net increase of $11.6 million largely resulted from net appreciation of investments during the period.

Fixed maturities available for sale at fair value, including short-term investments, were $1,267.6 million, or 99.6% of the investment portfolio of the Company as of March 31, 2001. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 4.88 years.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,138.1 million at March 31, 2001 and $1,142.5 million at December 31, 2000. Reinsurance recoverable on unpaid losses and LAE was $436.4 million at March 31, 2001 and $432.0 million at December 31, 2000. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $299.2 million at March 31, 2001, and $306.7 million at December 31, 2000.

Equity. Total equity was $302.3 million at March 31, 2001 and $289.4 million at December 31, 2000. The net increase of $12.9 million consisted of net income of $6.5 million and unrealized net appreciation of investments of $7.1 million offset in part primarily by cash dividends of $0.7 million paid to stockholders during the period.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group, Incorporated. The MIIX Group is a holding company whose only material assets are the capital stock of MIIX Insurance Company, a New Jersey stock insurer, and New Jersey State Medical Underwriters, Inc., a New Jersey corporation. The MIIX Group's ongoing cash flow will consist primarily of investment income on its holdings and dividends and other permissible payments from its subsidiaries. The MIIX Group will depend upon such payments for funds for general corporate purposes and for the payment of dividends on the Common Stock.

The payment of dividends to The MIIX Group by MIIX Insurance Company is subject to limitations imposed by the New Jersey Holding Company Act. Based upon these limitations, the maximum amount that will be available for payment of dividends to The MIIX Group by MIIX Insurance Company in any year without the prior approval of regulatory authorities is subject to restrictions related to surplus and net income. MIIX Insurance Company's future cash flow available to The MIIX Group may be influenced by a variety of factors, including cyclical changes in the medical malpractice insurance market, MIIX Insurance Company's financial results, insurance regulatory changes, including changes in the limitations imposed by the New Jersey Holding Company Act on the payment of dividends by MIIX Insurance Company, and changes in general economic conditions. The MIIX Group expects that these limitations should not affect the ability of MIIX Insurance Company to declare and pay dividends sufficient to support The MIIX Group's dividend policy.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of March 31, 2001 the Company had borrowed approximately $9.1 million against the credit facility. During the three month period ended March 31, 2001 the company incurred interest expense on the loan of approximately $0.2 million. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the Company as could have been obtained from an unaffiliated third party.

The primary sources of the Company's liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flows from operating activities were approximately $(0.6) million and $79.3 million for the three months ended March 31, 2001 and 2000, respectively, and $59.4 million for the year ended 2000. This decrease in operating cash flows of $79.9 million was largely the result of two items, one impacting cash flows in first quarter 2000 and the other impacting cash flows in first quarter 2001. For the three months ended March 31, 2000, operating cash flows were significantly increased due to one-time proceeds of $33.0 million collected on termination of the Company's corporate-owned life insurance (COLI) program. Without these one-time proceeds, operating cash flows in the three months ended March 31, 2000 were $46.3 million. For the three months ended March 31, 2001, operating cash flows were significantly impacted by premium financing activity conducted by the Company under a program begun in November 2000. Prior to November 2000, premium financing was conducted by a third party vendor and the Company received full proceeds from financed policies shortly after the policies were written from the third party vendor. Excluding the impact of the net premium financing activity of $37.9 million, operating cash flows in the three months ended March 31, 2001 were $37.3 million. The $9.0 million decrease in operating cash flows excluding these two items, from $46.3 million in the three months ended March 31, 2000 to $37.3 million in the three months ended March 31, 2001 was largely the net result of a decrease in net premiums written, somewhat offset by a decrease in net losses and loss adjustment expenses paid and a net decrease in other payments between the periods. Because of the inherent unpredictability related to the timing of many of these items, particularly the payment of claims, it is not unusual for cash flows from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $299.2 million at March 31, 2001 and $306.7 at December 31, 2000, in the form of funds withheld and $173.2 million at March 31, 2001 and December 31, 2000 in the form of letters of credit for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in controls. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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

The Company's investment portfolio at March 31, 2001 is primarily composed of fixed-maturity securities, consisting of 92.9% of total investments at market value. U.S. government and tax-exempt bonds represent 29%, corporate bonds represent 39%, and mortgage backed and asset backed securities represent 32% of fixed-maturity investments. Short-term investments represent 6.7% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.4%.

At March 31, 2001 the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $1.1 million, which included a deferred tax valuation allowance of $0.6 million. The net after-tax unrealized losses of $1.1 million on the fixed maturity portfolio represented 0.4% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 2000 the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $8.6 million, which included a deferred tax valuation allowance of $0.6 million. The unrealized losses at March 31, 2001 do not significantly impact the Company's ability to meet all regulatory capital requirements.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at March 31, 2001 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

Short-term investments are composed of highly rated money market instruments, which are subject to an element of interest rate risk, although to a lesser extent than those instruments discussed above due to a shorter maturity.

The Company also holds a portfolio of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At March 31, 2001, the cost and fair value of equity investments was $6.9 million and $5.3 million respectively. The net after-tax unrealized losses of $1.1 million on the equity portfolio represented 0.4% of total stockholders' equity gross of net after-tax unrealized losses on investments.

There have been no material changes to the Company's financial market risks since December 31, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

In January 1999, five physician members of the Medical Inter-Insurance Exchange ("Exchange") filed a putative class action against the Exchange, Underwriter, MIIX Group, certain of their officers and the board of the Exchange. Other parties were subsequently added as defendants in the action. Among other things, plaintiffs sought to force the Exchange to declare a dividend from surplus and reserves, challenge various components of the reorganization including, but not limited to, the stock allocation formula contained in the Plan of Reorganization and the valuation of Underwriter, challenge the composition of the Board of Directors of MIIX Group as excessive, challenge key executive compensation and benefit packages as excessive, challenge the proposed IPO share price of MIIX Group stock as inadequate, challenge the MIIX Prospectus as misleading and to recover unspecified monetary damages. While the action was pending, the plaintiffs also sought on numerous occasions to stay the members' vote on the Plan of Reorganization and the IPO of MIIX Group stock. All of those applications were denied. In August 1999, the trial court dismissed all of plaintiffs' claims on the grounds that the court lacked jurisdiction to hear them because they were part of the appeal of the Commissioner's Order and/or because they failed to state a legal claim. Plaintiffs have filed a Notice of Appeal with the New Jersey Superior Court, Appellate Division seeking review of the trial court's orders dismissing the Complaint and denying plaintiffs' applications for injunctive relief. A decision by the appellate court on the plaintiffs' appeal is expected shortly.

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

               15*                  Acknowledgement of Independent Accountant


               * Filed herewith

          b.   Reports on Form 8-K

               A current report on Form 8-K was filed by the Company on April 24, 2001 reporting Kenneth M. Koreyva's resignation from his positions as President, Chief Executive Officer and Director of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MIIX GROUP, INCORPORATED


                               By:      /s/ Vincent A. Maressa
                                  ----------------------------------------------
                                    Chairman
                                    (principal executive officer)


                               By:      /s/ Thomas M. Redman
                                  ----------------------------------------------
                                    Chief Financial Officer
                                    (principal financial and accounting officer)


                               Dated:   May 15, 2001