Form 10-Q
period 2001-06-30
MIIX GROUP INC
filed 2001-08-13
CIK 1064063

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From _________ to __________.

                        Commission File Number: 001-14593
                                                ---------

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

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, par
                                                             -----------------
value $0.01 per share
---------------------

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

         As of August 10, 2001, the number of outstanding shares of the Registrant's Common Stock was 13,469,329.

===============================================================================

TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION..............................................................................4

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS..................................................................4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................18

PART II    OTHER INFORMATION.................................................................................19

ITEM 1.    LEGAL PROCEEDINGS.................................................................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................21

SIGNATURES ..................................................................................................23

SIGNATURES ..................................................................................................24

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

PART I    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of June 30, 2001, and the related consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 and the consolidated statement of stockholders' equity for the six month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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


New York, New York
August 1, 2001

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                  --------------- -- -----------------
                                                                                       2001                2000
                                                                                  ---------------    -----------------
                                     ASSETS                                        (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2001 -
     $1,038,734; 2000 - $1,184,057)..........................................          $1,027,270        $ 1,171,184
   Equity investments, at fair value (cost: 2001 - $6,520; 2000 - $6,880)                   5,537              5,837
   Short-term investments, at cost which approximates fair value.............             219,980             82,291
                                                                                        ---------        -----------
         Total investments...................................................           1,252,787          1,259,312
                                                                                        ---------        -----------

Cash.........................................................................               1,034              2,191
Accrued investment income....................................................              14,409             16,074
Premium receivable, net......................................................              29,002              9,765
Reinsurance recoverable on unpaid losses.....................................             440,390            432,046
Prepaid reinsurance premiums ................................................               8,417             14,560
Reinsurance recoverable on paid losses, net..................................               6,353             13,820
Deferred policy acquisition costs............................................               4,643              3,026
Deferred income taxes........................................................              61,452             58,896
Net investment in direct financing leases....................................              29,994             26,997
Other assets.................................................................              53,688             60,666
                                                                                       ----------        -----------
         Total assets........................................................          $1,902,169        $ 1,897,353
                                                                                       ==========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses...................................          $1,129,359        $ 1,142,530
Unearned premiums............................................................              94,476             71,033
Premium deposits.............................................................                   0             15,618
Funds held under reinsurance treaties........................................             307,686            306,693
Notes Payable and other borrowings...........................................              13,241             14,732
Other liabilities............................................................              60,125             57,306
                                                                                       ----------        -----------
         Total liabilities...................................................           1,604,887          1,607,912
                                                                                       ----------        -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding....................................................                   0                  0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2001 - 13,563,938 shares outstanding; 2000 - 13,563,938 shares
   outstanding)..............................................................                 166                166
Additional paid-in capital...................................................              53,721             53,716
Retained earnings............................................................             296,627            289,655
Treasury stock, at cost (2001 - 2,974,067 shares; 2000 - 2,974,067 shares)...             (38,897)           (38,897)
Stock purchase loans and unearned stock compensation.........................              (6,034)            (5,929)

Accumulated other comprehensive income/(loss)................................              (8,301)            (9,270)
                                                                                       ----------        -----------
         Total stockholders' equity..........................................             297,282            289,441
                                                                                       ----------        -----------
         Total liabilities and stockholders' equity..........................          $1,902,169        $ 1,897,353
                                                                                       ==========        ===========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                     -------------------------------    ---------------------------------
                                                           2001             2000              2001              2000
                                                       -------------    ------------    --------------    ---------------
REVENUES

Net premiums earned .............................        $  46,468         $  30,747         $  91,102         $  79,926
Net investment income ...........................           20,906            20,902            42,216            42,381
Realized investment gains/(losses) ..............            4,552              (568)            7,571              (597)
Other revenue ...................................            2,918             1,884             5,013             5,126
                                                         ---------         ---------         ---------         ---------
     Total revenues .............................           74,844            52,965           145,902           126,836
                                                         ---------         ---------         ---------         ---------

EXPENSES
Losses and loss adjustment expenses .............           46,438           118,153            92,042           165,923
Underwriting expenses ...........................           11,140             9,304            20,984            19,137
Funds held charges ..............................            6,019              (570)           11,705             3,762
Other expenses ..................................              829             1,214             1,806             3,571
                                                         ---------         ---------         ---------         ---------
     Total expenses .............................           64,426           128,101           126,537           192,393
                                                         ---------         ---------         ---------         ---------

Income/(loss) before income taxes ...............           10,418           (75,136)           19,365           (65,557)
Income tax provision/(benefit) ..................            3,308           (27,168)            5,754           (24,443)
                                                         ---------         ---------         ---------         ---------
     Net income/(loss) before cumulative effect
        of an accounting change .................            7,110           (47,968)           13,611           (41,114)
     Cumulative effect of an accounting change
        for certain debt securities, net of tax             (5,283)                0            (5,283)                0
                                                         ---------         ---------         ---------         ---------
     Net income/(loss) ..........................        $   1,827         $ (47,968)        $   8,328         $ (41,114)
                                                         =========         =========         =========         =========

Basic earnings/(loss) per share before                                                                                 `
   cumulative effect of an accounting change ....        $    0.52         $   (3.37)        $    1.00         $   (2.85)
Cumulative effect of an accounting change
   for certain debt securities ..................            (0.39)                0             (0.39)                0
                                                         ---------         ---------         ---------         ---------
Basic earnings/(loss) per share of common
   stock ........................................        $    0.13         $   (3.37)        $    0.61         $   (2.85)
                                                         =========         =========         =========         =========

Diluted earnings/(loss) per share before
  cumulative effect of an accounting change .....        $    0.52         $   (3.37)        $    1.00         $   (2.85)
Cumulative effect of an accounting change
   for certain debt securities ..................            (0.39)                0             (0.39)                0
                                                         ---------         ---------         ---------         ---------
Diluted earnings/(loss) per share of common .....        $    0.13         $   (3.37)        $    0.61         $   (2.85)
                                                         =========         =========         =========         =========

Dividend per share of common stock ..............        $    0.05         $    0.05         $    0.10         $    0.10
                                                         =========         =========         =========         =========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                                 STOCK
                                                                                                PURCHASE
                                                                                               LOANS AND     ACCUMULATED   TOTAL
                                   NUMBER OF     COMMON  ADDITIONAL                             UNEARNED        OTHER      STOCK-
                                    SHARES       STOCK    PAID-IN      RETAINED    TREASURY      STOCK      COMPREHENSIVE   HOLDERS'
                                  OUTSTANDING    ISSUED   CAPITAL      EARNINGS     STOCK     COMPENSATION  INCOME/(LOSS)  EQUITY
                                  ------------ --------  ----------   --------- ----------- --------------- ------------- --------
 Balance at January 1, 2001 ....    13,563,938  $   166 $   53,716  $  289,655  $  (38,897)  $   (5,929)      $   (9,270) $ 289,441
         Net income ............                                         8,328                                                8,328

   Other comprehensive
        income/(loss), net of
        tax:

      Net unrealized appreciation
        on securities available-
        for-sale, net of
        deferred taxes .........                                                                                     969        969

      Stock purchase and loan
        agreement activities ...                                                                   (105)                       (105)

      Stock compensation .......                                 5                                                                5

      Cash dividends to
        stockholders ...........                                        (1,356)                                              (1,356)
                                    ----------  ------- ----------  ----------  -----------  ----------       ----------  ---------

 Balance at June 30, 2001 ......    13,563,938  $   166 $   53,721  $  296,627  $  (38,897)  $   (6,034)      $   (8,301) $ 297,282
                                    ==========  ======= ==========  ==========   ==========  ==========       ==========  =========



See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                              ----------------------------
                                                                                 2001              2000
                                                                              ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss) ...................................................        $   8,328         $ (41,114)
Adjustments to reconcile net income to net cash provided by operating activities (net of balances acquired):
Cumulative effect of an accounting change, net of tax ...............            5,283                 0
Unpaid losses and loss adjustment expenses ..........................          (13,171)           75,835
Unearned premiums ...................................................           23,443            27,252
Premium deposits ....................................................          (15,618)          (27,913)
Premium receivable, net .............................................          (19,237)            3,638
Reinsurance balances, net ...........................................            6,259            16,080
Deferred policy acquisition costs ...................................           (1,617)           (1,716)
Realized (gains)/losses .............................................           (7,571)              597
Depreciation, accretion and amortization ............................           (1,752)           (1,781)
Deferred income tax benefit .........................................             (211)           (3,988)
Accrued investment income ...........................................            1,665              (693)
Net investment in direct financing leases ...........................           (2,997)             (463)
Other assets ........................................................            6,978            40,780
Other liabilities ...................................................            2,870           (37,650)
                                                                             ---------         ---------
Net cash provided by/(used in) operating activities .................           (7,348)           48,864
                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales .......................          279,467            49,700
Proceeds from fixed-maturity investments matured, called, or prepaid            62,679            44,972
Proceeds from equity investment sales ...............................                0             5,608
Cost of investments acquired ........................................         (195,268)         (111,086)
Change in short-term investments, net ...............................         (137,689)          (20,430)
Net (payable) for securities ........................................                0            (1,281)
                                                                             ---------         ---------
Net cash provided by/(used in) investing activities .................            9,189           (32,517)
                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings ....................            1,041             4,000
Repayment of notes payable and other borrowings .....................           (2,532)           (4,794)
Purchase of treasury stock ..........................................                0           (16,076)
Cash dividends to stockholders ......................................           (1,356)           (1,417)
Subordinated loan certificates redeemed .............................             (151)               (3)
                                                                             ---------         ---------
Net cash used in financing activities ...............................           (2,998)          (18,290)
                                                                             ---------         ---------

Net change in cash ..................................................           (1,157)           (1,943)
Cash at beginning of period .........................................            2,191             2,574
                                                                             ---------         ---------
Cash at end of period ...............................................        $   1,034         $     631
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

2.   BORROWING ARRANGEMENTS

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of June 30, 2001, the Company had borrowed approximately $9.1 million against the credit facility. During the six month period ended June 30, 2001, the company incurred interest expense on the loan of approximately $0.3 million. At June 30, 2001, the Company had fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the company as could have been obtained from an unaffiliated third party.

3.   STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the six months ended June 30, 2001, certain directors, executive officers and employees were granted a total of 562,800 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $7.4500 to $7.5500, of which 84,083 options were immediately exercisable and 90,000 were subsequently cancelled. During the six months ended June 30, 2001, 214,850 options were cancelled, and no options were exercised. Two hundred ten thousand of the options cancelled were as a result of the former CEO separation agreement. As part of the separation agreement, during the three months ended June 30, 2001 the Company also issued 221,591 phantom stock options, which are stock appreciation rights, with prices ranging from $7.40 to $13.50, all of which were immediately exercisable and expiring April 13, 2006.

4.   EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share are computed using the weighted-average number of common shares outstanding for the three and six month periods ended June 30, 2001 of 13,555,378, and for the three and six month periods ended June 30, 2000 of 14,252,255 and 14,450,326, respectively.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                        --------------------------    --------------------------
                                                             2001          2000          2001           2000
                                                        -----------    -----------    ----------   -------------
                                                              (in thousands)                (in thousands)
Numerator for basic and diluted earnings/(loss)
per share of common stock:
     Net income/(loss) before cumulative effect of
        an accounting change .......................    $    7,110     $  (47,968)    $   13,611     $  (41,114)
     Cumulative effect of an accounting change for
        certain debt securities, net of tax ........        (5,283)             0         (5,283)             0
                                                        ----------     ----------     ----------     ----------
     Net income/(loss) .............................    $    1,827     $  (47,968)    $    8,328     $  (41,114)

Denominator:
     Denominator for basic earnings/(loss) per share
     of common stock - weighted-average shares
     outstanding ...................................        13,555         14,252         13,555         14,450
Effect of dilutive securities:
     Stock options and nonvested restricted stock ..            30             20             22             20
                                                        ----------     ----------     ----------     ----------

     Denominator for basic earnings/(loss) per share
     of common stock - adjusted weighted-average
     shares outstanding ............................        13,585         14,272         13,577         14,470

Basic earnings/(loss) per share of common stock
   before cumulative effect of an accounting change     $     0.52     $    (3.37)    $     1.00     $    (2.85)
Cumulative effect of an accounting change for
   certain debt securities .........................         (0.39)          0.00          (0.39)          0.00
                                                        ----------     ----------     ----------     ----------
Basic earnings/(loss) per share of common stock ....    $     0.13     $    (3.37)    $     0.61     $    (2.85)
                                                        ==========     ==========     ==========     ==========

Diluted earnings per share of common stock before
   cumulative effect of an accounting change .......    $     0.52     $    (3.37)    $     1.00     $    (2.85)
Cumulative effect of an accounting change for
   certain debt securities .........................         (0.39)          0.00          (0.39)          0.00
                                                        ----------     ----------     ----------     ----------
Diluted earnings/(loss) per share of common stock ..    $     0.13     $    (3.37)    $     0.61     $    (2.85)
                                                        ==========     ==========     ==========     ==========

5.   COMPREHENSIVE INCOME/(LOSS)

The Company has classified its entire investment portfolio as available-for-sale and had unrealized gains at June 30, 2001 and December 31, 2000 that are reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income/(loss), net of related tax, for the periods ended June 30, 2001 and 2000 are as follows:

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                        -------------------------  ----------------------
                                                           2001           2000        2001        2000
                                                        ----------     ----------  ---------   ----------
                                                             (in thousands)           (in thousands)
Net income/(loss) ...................................    $  1,827     $(47,968)    $  8,328    $(41,114)

Other comprehensive income/(loss):
  Unrealized holding appreciation/(depreciation)
     arising during period (net of tax of $(4,290),
     $(1,254), $309 and $(956), respectively) .......      (8,426)      (2,328)         607      (1,775)

  Reclassification adjustment for (gains)/losses
     realized in net income/(loss) (net of tax of
     $1,252, $199, $195 and $209, respectively) .....       2,324          369          362         388
                                                         --------     --------     --------    --------

Net unrealized appreciation/(depreciation) arising
  during the period ended June 30 (net of tax of                                                      .
  $(3,039), $(1,055), $504 and $(747), respectively)       (6,102)      (1,959)         969      (1,387)
                                                         --------     --------     --------    --------

Comprehensive income/(loss) .........................    $ (4,275)    $(49,927)    $  9,297    $(42,501)
                                                         ========     ========     ========    ========

6.       DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the six months ended June 30, 2001 and 2000.

                                  SIX MONTHS ENDED JUNE 30,
                                  ------------------------
                                     2001           2000
                                  ---------      ---------
                                       (in thousands)
Balance at beginning of period     $ 3,026       $ 3,165
Cost deferred during the period      7,102         7,412
Amortization expense ..........     (5,485)       (5,696)
                                   -------       -------
Balance at end of period ......    $ 4,643       $ 4,881
                                   =======       =======

7.      INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income tax expense/(benefit) for the periods ended June 30, 2001 and 2000 are as follows:

                                                  SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------------------------------
                                            2001                             2000
                                ------------------------------  -------------------------------
                                                 % OF INCOME                     % OF INCOME
                                                    BEFORE                      BEFORE INCOME
                                 INCOME TAXES    INCOME TAXES    INCOME TAXES       TAXES
                                ---------------- -------------  --------------- ---------------
                                (in thousands)                  (in thousands)
Expected annual effective
  federal income tax
  expense/(benefit) at 35%...        $ 6,778           35.0%       $ (22,945)        (35.0)%
  Decrease in taxes resulting
  from:
  Tax-exempt interest........           (892)          (4.6)%         (1,224)         (1.9)%
  Other......................           (132)          (0.7)%           (274)         (0.4)%
                                ---------------- -------------  --------------- ---------------
Total income tax
  expense/(benefit)..........         $5,754           29.7%        $(24,443)        (37.3)%
                                ================ =============  =============== ===============

8.     RECENT ACCOUNTING PRONOUNCEMENT

On April 1, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." This standard established new guidelines for recognition of income and other-than-temporary decline for interests in securitized assets. EITF 99-20 requires the Company to recognize an other-than-temporary decline if the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent, prior, estimation date. The difference between the book value of the security and its fair value must be recognized as an other-than-temporary decline and the security's yield is adjusted to market yield. This new guidance also adopts the prospective method for adjusting the yield used to recognize interest income for changes in estimated future cash flows since the last quarterly evaluation date. On April 1, 2001, the Company recognized $5.3 million of other-than-temporary declines, net of tax ($0.39 per diluted share) as the cumulative effect of a change in accounting principle.

9.     RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2001 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Net premiums earned. Net premiums earned were $46.5 million for the three months ended June 30, 2001, an increase of approximately $15.8 million, or 51.1%, from $30.7 million for the three months ended June 30, 2000. This net increase consists of decreased direct, assumed and ceded premiums earned of $3.6 million, $3.5 million and $22.9 million, respectively, in the three months ended June 30, 2001. Direct premiums earned declined as the result of a decrease in written premiums over the past 12 months associated with the strong underwriting actions taken by the Company during 2000 and continuing into 2001. Assumed premiums earned declined as the result of the non-renewal of a large excess of loss reinsurance contract effective January 1, 2001. The decrease in ceded premiums earned was primarily the result of ceded premiums of $19.9 million associated with significant loss reserve adjustments made at June 30, 2000. Ceded premiums were increased during the second quarter 2001 by $0.9 million as a result of adjustments made to loss and loss adjustment expense reserves in second quarter 2001.

Total premiums written were $23.6 million for the three months ended June 30, 2001, an increase of $7.9 million, or 50.2%, from total premiums written of $15.7 million for the three months ended June 30, 2000. The net increase in direct premiums written was composed of net increases in New Jersey, Pennsylvania, Texas and Arizona of $3.3 million, $2.4 million, $1.3 million and $0.8 million respectively, and a net increase in other states of $0.1 million. The increase in New Jersey was largely the result of renewals to move policies off of a common January 1 renewal date. The increases in Pennsylvania, Texas and other states were largely the result of rate increases taken; the increase in Arizona was primarily associated with new business.

Net investment income. Net investment income for the three months ended June 30, 2001 and June 30, 2000 was $20.9 million. Average invested assets at amortized cost decreased to approximately $1.27 billion for the three months ended June 30, 2001 compared to approximately $1.29 billion for the same period last year. Net investment income and the decrease to average invested assets were impacted by the Company's premium financing program initiated in November 2000. The average annualized pre-tax yield on the investment portfolio increased to 6.58% for the three months ended June 30, 2001 from 6.48% for the same period in 2000 primarily as a result of changes in asset allocation in a changing market yield environment and the effects of recognition of other-than-temporary declines in investment values pertaining to certain investment securities.

Realized investment gains/(losses). Net realized investment gains increased approximately $5.2 million to $4.6 million for the three months ended June 30, 2001 compared to net realized investment losses of $0.6 million for the same period in 2000. Realized gains of approximately $8.0 million were taken during the three months ended June 30, 2001 to reposition the fixed income portfolio in response to the changing yield curve, somewhat offset by the recognition of $3.4 million of loss related to other-than-temporary declines in investment values of which $1.6 million is attributable to activity following the adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" effective April 1, 2001. EITF 99-20 establishes new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. In 2000, the losses were generally due to sales of fixed maturity investments in response to a generally increasing market yield environment.

Other revenue. Other revenue increased approximately $1.0 million to $2.9 million for the three months ended June 30, 2001 from $1.9 million for the same period last year. This net increase is composed of finance charge income of approximately $1.2 million resulting from the Company's premium financing program which began in November 2000, a $0.4 million deferred gain recognition offset by a $1.0 million decrease in reinsurance brokerage activity, due to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000, and an increase of $0.4 million from other non-insurance operations.

Loss and loss adjustment expense (LAE). The provision for losses and LAE decreased $71.8 million, or 60.7%, to $46.4 million for the three months ended June 30, 2001 from $118.2 million for the three months ended June 30, 2000. The provision for losses and LAE is net of ceded losses and LAE of $12.3 million and $12.8 million for the three months ended June 30, 2001 and 2000, respectively. The significant decrease in net loss and loss adjustment expenses for the three months ended June 30, 2001, was principally due to the reserve strengthening actions taken by the Company at June 30, 2000 which resulted from a loss and LAE reserve study conducted as of June 30, 2000. Following from the reserve study, gross loss and LAE reserves were increased by $92.4 million, including $78.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million, including $20.3 million for 1999 and prior accident years and $2.0 million for accident year 2000. Net loss and LAE reserves were increased by $70.1 million, including $58.1 million for 1999 and prior accident years and $12.0 million for accident year 2000. The increase in loss and loss adjustment expense reserves in 2000 resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; higher than anticipated loss frequency and, particularly, severity in certain of the Company's expansion states; and greater than expected loss frequency and severity on the Pennsylvania physician and institution book. For the three months ended June 30, 2001, gross and ceded loss and LAE reserves held on prior accident years were adjusted by approximately $3.2 million. The ratio of net losses and LAE to net premiums earned decreased to 99.9% for the three months ended June 30, 2001 from 384.3% for the same period in 2000.

Underwriting expenses. Underwriting expenses increased $1.8 million or 19.7% to $11.1 million for the three months ended June 30, 2001, from $9.3 million for the three months ended June 30, 2000. The increase was the result of $0.9 million of severance costs associated with termination of the Company's prior CEO and $0.9 million largely related to underwriting and marketing initiatives such as the development of improved policy form language and the development of an advertising campaign designed to favorably position the Company in improving market conditions. The ratio of underwriting expenses to net premiums earned improved to 24.0% for the three months ended June 30, 2001 from 30.3% for the same period in 2000 primarily due to higher net earned premiums in 2001. Excluding the impact of severance charges, the ratio of underwriting expenses to net premiums earned was 22.0% for the three months ended June 30, 2001.

Funds held charges. Funds held charges related to the Company's aggregate reinsurance contracts, increased $6.6 million to $6.0 million for the three months ended June 30, 2001 from $(0.6) million for the three months ended June 30, 2000. This increase primarily resulted from a $5.7 million reduction in funds held charges which arose out of changes to ceded loss and loss adjustment expense reserves associated with the loss reserve strengthening at June 30, 2000. Funds held charges for the three months ended June 30, 2001 were increased approximately $0.4 million due to adjustments made to loss and loss adjustment expense reserves held on prior years. Funds held charges are calculated based upon beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

Other expenses. Other expenses decreased $0.4 million or 31.7% to $0.8 million for the three months ended June 30, 2001, from $1.2 million for the three months ended June 30, 2000, and primarily consist of the costs associated with the leasing and other businesses owned by the Company. The decrease is primarily related to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000.

Income tax provision/(benefit). Income taxes increased approximately $30.5 million to a tax provision of $3.3 million for the three months ended June 30, 2001, resulting in an effective tax rate of 31.8%, compared to income tax benefit of $27.2 million and an effective tax rate of 36.2% for the same period in 2000. The increase in taxes was primarily attributable to pre-tax income for the quarter ended June 30, 2001 compared to a pre-tax loss for the same period in 2000. The decrease in the effective tax rate relates to tax exempt investment income which has the effect of reducing the effective rate when pre-tax income is present and increasing the effective rate when a pre-tax loss is present.


Cumulative effect of an accounting change for certain debt securities, net of tax. On April 1, 2001, the Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which establishes new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. The cumulative effect of adopting EITF 99-20 was a $5.3 million loss, net of $2.8 million tax, on April 1, 2001.

Net income/(loss). Net income was $1.8 million for the three months ended June 30, 2001, an increase of $49.8 million from a net loss of $48.0 million for the three months ended June 30, 2000 for the reasons discussed above. Excluding the cumulative effect of the accounting change associated with adoption of EITF 99-20, net income was $7.1 million.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net premiums earned. Net premiums earned were $91.1 million for the six months ended June 30, 2001, an increase of approximately $11.2 million, or 14.0% from $79.9 million for the six months ended June 30, 2000. This net increase consists of decreased direct, assumed and ceded premiums earned of $9.6 million, $6.7 million and $27.5 million, respectively. These decreases primarily resulted from decreases in direct premiums written in the last six months of 2000 and first quarter 2001 reflecting the strong underwriting actions taken by the Company. The decrease in assumed premiums earned primarily relates to the non-renewal of a large excess of loss reinsurance contract effective January 1, 2001. The decrease in ceded premiums earned largely resulted from ceded activity under the Company's aggregate reinsurance contracts of $19.9 million associated with significant loss reserve adjustments made at June 30, 2000. Ceded premiums were increased by $0.9 million during the six months ended June 30, 2001 due to adjustments made to prior year loss and loss adjustments expense reserves.

Total premiums written were $124.3 million for the six months ended June 30, 2001, a decrease of $20.1 million, or 13.9%, from total premiums written of $144.4 million for the six months ended June 30, 2000. This decrease consisted of a net decrease in direct premiums written of $6.4 million, and a decrease in assumed premiums written of $13.7 million associated with the non-renewal of a large excess of loss reinsurance contract, effective January 1, 2001. The net decrease in direct premiums written was composed of net increases in Pennsylvania, Texas and other states of $2.0 million, $1.8 million and $1.7 million, respectively, and net decreases in New Jersey and Maryland of $9.5 million and $2.4 million, respectively. The net decline in direct written premiums followed significant selected rate increases and disciplined underwriting actions.

Net investment income. Net investment income decreased approximately $0.2 million, or 0.4%, to $42.2 million for the six months ended June 30, 2001 from $42.4 million for the same period in 2000. The decrease was mainly attributable to a generally decreasing market yield environment and the impact of the Company's premium financing program initiated in November 2000. Average invested assets at amortized cost were approximately $1.27 billion during the six months ended June 30, 2001 and 2000. The average annualized pre-tax yield on the investment portfolio decreased to 6.64% for the six months ended June 30, 2001 from 6.66% for the same period in 2000 primarily as the result of declining market yields.

Realized investment gains/(losses). Net realized investment gains increased approximately $8.2 million to $7.6 million for the six months ended June 30, 2001 compared to net realized investment losses of $0.6 million for the same period in 2000. During the six months ended June 30, 2001 realized gains of $12.2 million were taken to reposition the portfolio to the changing yield curve, somewhat offset by $4.6 million of loss related to other-than-temporary declines in investment values, of which $1.6 million is attributable to activity following the adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" effective April 1, 2001. EITF 99-20 establishes new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. In 2000, the losses were principally due to sales of fixed maturity investments to reposition the portfolio in an increasing market yield environment.

Other revenue. Other revenue decreased approximately $0.1 million to $5.0 million for the six months ended June 30, 2001 from $5.1 million for the same period last year. This net decrease is composed of an increase in finance charge income of $1.9 million resulting from the Company's premium financing program which began in November 2000, a $0.4 million deferred gain recognition offset by a $2.7 million decrease in reinsurance brokerage activity, due to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000, and a $0.5 million increase from other non-insurance operations.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE decreased $73.9 million, or 44.5%, to $92.0 million for the six months ended June 30, 2001 from $165.9 million for the six months ended June 30, 2000. The provision for losses and LAE is net of ceded losses and LAE of $21.4 million and $28.9 million for the six months ended June 30, 2001 and 2000, respectively.

The significant decrease in loss and loss adjustment expenses for the six months ended June 30, 2001 was principally due to the reserve strengthening actions taken by the Company at June 30, 2000 which resulted from a loss and LAE reserve study conducted as of June 30, 2000. Following from the reserve study, gross loss and LAE reserves were increased by $92.4 million, including $78.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million, including $20.3 million for 1999 and prior accident years and $2.0 million for accident year 2000. Net loss and LAE reserves were increased by $70.1 million, including $58.1 million for 1999 and prior accident years and $12.0 million for accident year 2000. The increase in loss and loss adjustment expense reserves in 2000 resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; higher than anticipated loss frequency and, particularly, severity in certain of the Company's expansion states; and greater than expected loss frequency and severity on the Pennsylvania physician and institution book. The ratio of net losses and LAE to net earned premiums decreased to 101.0% from 207.6% for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30,

2001 gross and ceded loss and LAE reserves held on prior accident years were adjusted by approximately $5.2 million and $3.2 million, respectively.

Underwriting expenses. Underwriting expenses increased $1.9 million or 9.7% to $21.0 million for the six months ended June 30, 2001, from $19.1 million for the six months ended June 30, 2000. This increase is primarily due to $0.9 million severance costs associated with termination of the Company's prior CEO and $1.0 million largely related to underwriting and marketing initiatives such as the development of improved policy form language and the development of an advertising campaign to strategically position the Company in favorable industry market conditions. The ratio of underwriting expenses to net premiums earned, however, improved to 23.0% for the six months ended June 30, 2001 from 23.9% for the same period in 2000. This improvement primarily resulted from higher net earned premiums during 2001. The ratio of underwriting expenses to net premiums earned excluding the impact of the severance charges was 22.0% for the six months ended June 30, 2001.

Funds held charges. Funds held charges increased $7.9 million to $11.7 million for the six months ended June 30, 2001, from $3.8 million for the six months ended June 30, 2000. This increase was primarily associated with a $5.7 million reduction in funds held charges resulting from changes to ceded loss and loss adjustment expense reserves attributable to the loss reserve strengthening at June 30, 2000. During the six months ended June 30, 2001, funds held charges decreased $0.4 million associated with prior year loss and LAE reserve adjustments. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

Other expenses. Other expenses decreased $1.8 million or 49.4% to $1.8 million for the six months ended June 30, 2001, from $3.6 million for the same period last year and primarily consist of the costs associated with the leasing and other businesses owned by the Company. The decrease is primarily related to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000.

Income tax provision/(benefit). Income taxes increased approximately $30.2 million to a tax expense of $5.8 million for the six months ended June 30, 2001, resulting in an effective tax rate of 29.7%, compared to income tax benefit of $24.4 million and an effective tax rate of 37.3% for the same period in 2000. The increase in taxes was primarily attributable to pre-tax income for the six months ended June 30, 2001 compared to a pre-tax loss for the same period in 2000. The decrease in the effective tax rate relates to tax exempt investment income which has the effect of reducing the effective rate when pre-tax income is present and increasing the effective rate when a pre-tax loss is present.


Cumulative effect of an accounting change for certain debt securities, net of tax. On April 1, 2001, the Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which establishes new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. The cumulative effect of adopting EITF 99-20 was a $5.3 million loss, net of $2.8 million tax, on April 1, 2001.

Net income/(loss). Net income was $8.3 million for the six months ended June 30, 2001, an increase of $49.4 million from a net loss of $41.1 million for the six months ended June 30, 2000 for the reasons discussed above. Excluding the cumulative effect of the accounting change associated with adoption of EITF 99-20, net income was $13.6 million for the six months ended June 30, 2001.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets at fair value, including cash and short term investments, were $1,253.8 million at June 30, 2001 and $1,261.5 million at December 31, 2000. The net decrease of $7.7 million largely resulted from the net decline in investment values.

Fixed maturity investments available for sale at fair value, including short-term investments, were $1,247.3 million, or 99.6% of the investment portfolio of the Company as of June 30, 2001. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 4.63 years.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,129.4 million at June 30, 2001 and $1,142.5 million at December 31, 2000. Reinsurance recoverable on unpaid losses and LAE was $440.4 million at June 30, 2001 and $432.0 million at December 31, 2000. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $307.7 million at June 30, 2001 and $306.7 million at December 31, 2000.

Equity. Total equity was $297.3 million at June 30, 2001 and $289.4 million at December 31, 2000. The net increase of $7.9 million was primarily attributable to net income of $8.3 million, unrealized net appreciation of investments of $1.0 million and $1.4 million of cash dividends paid to stockholders.

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

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of June 30, 2001, the Company had borrowed approximately $9.1 million against the credit facility. During the six month period ended June 30, 2001, the company incurred interest expense on the loan of approximately $0.3 million. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the company as could have been obtained from an unaffiliated third party.

The primary sources of the Company's liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flows from operating activities were approximately $(7.3) million and $48.9 million for the six months ended June 30, 2001 and 2000, respectively, and $59.4 million for the year ended 2000. This decrease in operating cash flows of $56.2 million was largely the result of two items, one impacting cash flows during the six months of 2000 and the other impacting cash flows during the six months of 2001. For the six months ended June 30, 2000, operating cash flows were significantly increased due to one-time proceeds of $33.0 million collected on termination of the Company's corporate-owned life insurance (COLI) program. Without these one-time proceeds, operating cash flows in the six months ended June 30, 2000 were $15.9 million. For the six months ended June 30, 2001, operating cash flows were significantly impacted by premium financing activity conducted by the Company under a program begun in November 2000. Prior to November 2000, premium financing was conducted by a third party vendor and the Company received full proceeds from financed policies shortly after the policies were written from the third party vendor. Excluding the impact of the net premium financing activity of $19.2 million, operating cash flows in the six months ended June 30, 2001 were $11.9 million, a $4.0 million decrease. This decrease was largely the result of a decrease in premiums written and an increase in net losses and loss adjustment expense paid. Because of the inherent unpredictability related to the timing of many of these items, particularly the payment of claims, it is not unusual for cash flows from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $307.7 million at June 30, 2001 and $306.7 at December 31, 2000, in the form of funds withheld and $173.2 million at June 30, 2001 and December 31, 2000 in the form of letters of credit for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in control. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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

The Company's investment portfolio at June 30, 2001 is primarily composed of fixed-maturity securities, excluding short-term, consisting of 82.0% of total investments at market value. U.S. government and tax-exempt bonds represent 14.2%, corporate bonds represent 47.8%, and mortgage backed and asset backed securities represent 38.0% of fixed-maturity investments. Short-term investments represent 17.6% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.4%.

At June 30, 2001, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $7.7 million, which included a deferred tax valuation allowance of $0.6 million. The net after-tax unrealized losses of $7.7 million on the fixed maturity portfolio represented 2.5% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 2000, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $8.6 million, which included a deferred tax valuation allowance of $0.6 million. The unrealized losses at June 30, 2001 do not significantly impact the Company's ability to meet all regulatory capital requirements.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at June 30, 2001 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

The Company also holds a portfolio of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At June 30, 2001, the cost and fair value of equity investments was $6.5 million and $5.5 million, respectively, compared to $6.9 million and $5.8 million at December 31, 2000, respectively. The net after-tax unrealized losses of $0.6 million on the equity portfolio represented 0.2% of total stockholders' equity gross of net after-tax unrealized losses on investments at June 30, 2001.

There have been no material changes to the Company's financial market risks since December 31, 2000.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

In January 1999, five physician members of the Medical Inter-Insurance Exchange ("Exchange") filed a putative class action against the Exchange, Underwriter, MIIX Group, certain of their officers and the board of the Exchange. Other parties were subsequently added as defendants in the action. Among other things, plaintiffs sought to force the Exchange to declare a dividend from surplus and reserves, challenge various components of the reorganization including, but not limited to, the stock allocation formula contained in the Plan of Reorganization and the valuation of Underwriter, challenge the composition of the Board of Directors of MIIX Group as excessive, challenge key executive compensation and benefit packages as excessive, challenge the proposed IPO share price of MIIX Group stock as inadequate, challenge the MIIX Prospectus as misleading and to recover unspecified monetary damages. While the action was pending, the plaintiffs also sought on numerous occasions to stay the members' vote on the Plan of Reorganization and the IPO of MIIX Group stock. All of those applications were denied. In August 1999, the trial court dismissed all of plaintiffs' claims on the grounds that the court lacked jurisdiction to hear them because they were part of the appeal of the Commissioner's Order and/or because they failed to state a legal claim. Plaintiffs filed a Notice of Appeal with the New Jersey Superior Court, Appellate Division seeking review of the trial court's orders dismissing the Complaint and denying plaintiffs' applications for injunctive relief. On July 11, 2001, the Appellate Division issued an opinion affirming the dismissal of plaintiffs' Complaint in all respects.

The Company may be a party to litigation from time to time in the ordinary course of business. Management believes that the Company is not currently a party to any litigation which may have a material adverse effect on the Company.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The MIIX Group's annual meeting of shareholders was held on May 3, 2001, at which time the following directors were elected by the shareholders of The MIIX Group, to serve as Class III directors for a term expiring at the Annual Meeting of shareholders to be held in 2004: Paul J. Hirsch, MD (affirmative: 8,558,202),
A. Richard Miskoff, DO (affirmative: 8,558,917), Eileen Marie Moynihan, MD (affirmative: 8,555,073) and Martin L. Sorger, MD (affirmative: 8,558,252). The terms of the following directors continued after such meeting: Angelo S. Agro, MD, Harry M. Carnes, MD, Vincent A. Maressa, Esq., Carl Restivo, Jr., MD and Bessie M. Sullivan, MD.

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

                      4.1                Rights Agreement dated as of June 27,
                                         2001 (incorporated by reference to the
                                         exhibit filed with the registrant's
                                         Form 8-K/A dated June 27, 2001 and
                                         filed with the Securities and Exchange
                                         Commission on July 11, 2001).

                      4.2                Certificate of Designation, Preferences
                                         and Rights (incorporated by reference to the exhibit filed with the registrant's
                                         Form 8-K dated June 27, 2001 and filed
                                         with the Securities and Exchange
                                         Commission on June 28, 2001).

                      10.37*+            Separation Agreement between The
                                         MIIX Group, Inc., New Jersey State
                                         Medical Underwriters, Inc. and
                                         Kenneth Koreyva

                      10.53*             Combined Quota Share And Aggregate
                                         Excess Of Loss Reinsurance Agreement,
                                         effective November 1, 2000, and dated
                                         as of July 30, 2001, between MIIX
                                         Insurance Company and Hannover
                                         Reinsurance (Ireland) Limited/E + S
                                         Reinsurance (Ireland) Limited

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

                      15*                Acknowledgement of Independent Accountant

                      *      Filed herewith
                      + Represents a management contract or compensatory plan or arrangement.

               b.     Reports on Form 8-K

                      A current report on Form 8-K was filed by the Company on June 28, 2001 (and amended by the filing of a Form 8-K/A on July 11, 2001) reporting that the Board of Directors of The MIIX Group, Incorporated adopted a Stockholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE MIIX GROUP, INCORPORATED


                                            By:    /s/ Vincent A. Maressa
                                               --------------------------------
                                               Chairman
                                               (principal executive officer)


                                            By:    /s/ Thomas M. Redman
                                               --------------------------------
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)


                                            DATED: AUGUST 10, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE MIIX GROUP, INCORPORATED


                                            By:
                                               --------------------------------
                                                  Vincent A. Maressa, Esq.
                                               Chairman
                                               (principal executive officer)


                                            By:
                                               --------------------------------
                                                          Thomas M. Redman
                                               Chief Financial Officer
                                               (principal financial and
                                                accounting officer)


                                            DATED: AUGUST 10, 2001