Form 10-Q
period 2001-09-30
MIIX GROUP INC
filed 2001-11-13
CIK 1064063

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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



           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

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


         As of November 9, 2001, the number of outstanding shares of the Registrant's Common Stock was 13,469,329.

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

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of September 30, 2001, and the related consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 and the consolidated statement of stockholders' equity for the nine month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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


New York, New York
October 31, 2001

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                 ---------------- -- -----------------
                                                                                      2001                 2000
                                                                                 ----------------    -----------------
                                    ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2001 -
     $1,071,762; 2000 - $1,184,057)..........................................         $1,081,914          $1,171,184
   Equity investments, at fair value (cost: 2001 - $7,337; 2000 - $6,880)                  6,212               5,837
   Short-term investments, at cost which approximates fair value.............            154,201              82,291
                                                                                      ----------          ----------
         Total investments...................................................          1,242,327           1,259,312
                                                                                      ----------          ----------

Cash.........................................................................              1,717               2,191
Accrued investment income....................................................             14,847              16,074
Premium receivable, net......................................................             24,849               9,765
Reinsurance recoverable on unpaid losses.....................................            431,844             432,046
Prepaid reinsurance premiums ................................................              6,339              14,560
Reinsurance recoverable on paid losses, net..................................             24,986              13,820
Deferred policy acquisition costs............................................              5,837               3,026
Deferred income taxes........................................................             53,205              58,896
Net investment in direct financing leases....................................             31,076              26,997
Other assets.................................................................             63,524              60,666
                                                                                      ----------          ----------
         Total assets........................................................         $1,900,551          $1,897,353
                                                                                      ==========          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses...................................         $1,097,116          $1,142,530
Unearned premiums............................................................            107,541              71,033
Premium deposits.............................................................                  0              15,618
Funds held under reinsurance treaties........................................            312,534             306,693
Notes payable and other borrowings...........................................             11,723              14,732
Other liabilities............................................................             58,124              57,306
                                                                                      ----------          ----------
         Total liabilities...................................................          1,587,038           1,607,912
                                                                                      ----------          ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding....................................................                  0                   0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2001 - 13,469,329 shares outstanding; 2000 - 13,563,938
   shares outstanding).......................................................                166                 166
Additional paid-in capital...................................................             53,713              53,716
Retained earnings............................................................            298,417             289,655
Treasury stock, at cost (2001 - 3,068,676 shares; 2000 - 2,974,067 shares)...            (39,737)            (38,897)
Stock purchase loans and unearned stock compensation.........................             (5,209)             (5,929)
Accumulated other comprehensive income/(loss)................................              6,163              (9,270)
                                                                                      ----------          ----------
         Total stockholders' equity..........................................            313,513             289,441
                                                                                      ----------          ----------
         Total liabilities and stockholders' equity..........................        $ 1,900,551         $ 1,897,353
                                                                                     ===========         ===========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                     -------------------------------    ---------------------------------
                                                         2001              2000              2001             2000
                                                     -------------    --------------    --------------    ---------------
Revenues
Net premiums earned..............................         $49,488          $51,814          $140,590          $131,740
Net investment income............................          19,862           21,399            62,078            63,780
Realized investment gains/(losses)...............          (2,216)            (109)            5,355              (706)
Other revenue....................................           1,849              462             6,862             5,588
                                                          -------          -------          --------          --------
     Total revenues..............................           8,983           73,566           214,885           200,402
                                                          -------          -------          --------          --------

Expenses
Losses and loss adjustment expenses..............          47,073           52,038           139,115           217,961
Underwriting expenses............................          11,116           10,208            32,100            29,345
Funds held charges...............................           6,881            5,524            18,586             9,286
Other expenses...................................             762              918             2,568             4,489
                                                          -------          -------          --------          --------
     Total expenses..............................          65,832           68,688           192,369           261,081
                                                          -------          -------          --------          --------

Income/(loss) before income taxes................           3,151            4,878            22,516           (60,679)
Income tax provision/(benefit)...................             687            1,948             6,441           (22,495)
                                                          -------          -------          --------          --------
     Net income/(loss) before cumulative effect
        of an accounting change..................           2,464            2,930            16,075           (38,184)
     Cumulative effect of an accounting change
        for certain debt securities, net of tax..               0                0            (5,283)                0
                                                          -------          -------          --------          --------
     Net income/(loss) ..........................         $ 2,464          $ 2,930          $ 10,792          $(38,184)
                                                          =======          =======          ========          ========

Basic earnings/(loss) per share before                                        `
   cumulative effect of an accounting change.....         $  0.18          $  0.21          $   1.19          $  (2.68)
Cumulative effect of an accounting change
   for certain debt securities...................               0                0             (0.39)                0
                                                          -------          -------          --------          --------
Basic earnings/(loss) per share of common
   stock.........................................         $  0.18          $  0.21          $   0.80          $  (2.68)
                                                          =======          =======          ========          ========

Diluted earnings/(loss) per share before
  cumulative effect of an accounting change......         $  0.18          $  0.21          $   1.18          $  (2.68)
Cumulative effect of an accounting change
   for certain debt securities...................               0                0             (0.39)                0
                                                          -------          -------          --------          --------
Diluted earnings/(loss) per share of common......         $  0.18          $  0.21          $   0.79          $  (2.68)
                                                          =======          =======          ========          ========

Dividend per share of common stock...............         $  0.05          $  0.05          $   0.15          $   0.15
                                                          =======          =======          ========          ========

See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENT OF EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                      (in thousands, except share amounts)
                                   (UNAUDITED)

                                                                                          STOCK
                                                                                         PURCHASE
                                                                                        LOANS AND       ACCUMULATED
                                 NUMBER OF   COMMON   ADDITIONAL                         UNEARNED         OTHER           TOTAL
                                  SHARES      STOCK    PAID-IN    RETAINED   TREASURY     STOCK       COMPREHENSIVE    STOCKHOLDERS'
                                OUTSTANDING  ISSUED    CAPITAL    EARNINGS    STOCK    COMPENSATION    SHARES/(LOSS)       EQUITY
                                -----------  -------  ----------  --------  ---------- -------------   ---------------  ------------
 Balance at January 1, 2001...  13,563,938     $166    $53,716    $289,655    $(38,897)    $(5,929)     $(9,270)         $289,441

   Net income...........                                            10,792                                                 10,792

 Other comprehensive
   income/(loss), net of tax:

   Net unrealized appreciation
      on securities available-
      for-sale, net of deferred
      taxes.................                                                                             15,433             15,433

   Stock purchase and loan
       agreement activities..      (86,049)                (66)                                583                            517

   Stock compensation......         (8,560)                  8                                 137                            145

   Purchase of treasury stock,
       net...................                               55                    (840)                                      (785)

   Cash dividends to
       stockholders..........                                       (2,030)                                                (2,030)
                                ----------  -------    -------    --------    --------     -------       -------         --------
 Balance at September 30, 2001  13,469,329     $166    $53,713    $298,417    $(39,737)    $(5,209)       $6,163         $313,513
                                ==========  =======    =======    ========    ========     =======       =======         ========


See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                          2001               2000
                                                                                     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)...............................................................        $   10,792          $  (38,184)
Adjustments to reconcile net income to net cash provided by operating activities
   (net of balances acquired):
Cumulative effect of an accounting change, net of tax...........................             5,283                   0
Unpaid losses and loss adjustment expenses......................................           (45,414)             86,347
Unearned premiums...............................................................            36,508              21,827
Premium deposits................................................................           (15,618)            (27,913)
Premium receivable, net.........................................................           (15,084)               (372)
Reinsurance balances, net.......................................................             3,098              18,404
Deferred policy acquisition costs...............................................            (2,811)             (2,029)
Realized (gains)/losses.........................................................            (5,355)                706
Depreciation, accretion and amortization........................................            (2,365)             (2,946)
Deferred income tax benefit.....................................................             1,028              (2,982)
Accrued investment income.......................................................             1,227                (392)
Net investment in direct financing leases.......................................            (4,079)               (727)
Other assets....................................................................            (2,858)             44,952
Other liabilities...............................................................               946             (41,488)
                                                                                        ----------          ----------
Net cash provided by/(used in) operating activities.............................           (34,702)             55,203
                                                                                        ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales...................................           318,878              65,684
Proceeds from fixed-maturity investments matured, called, or prepaid............            94,928              72,157
Proceeds from equity investment sales...........................................             2,098               6,578
Cost of investments acquired....................................................          (304,475)           (182,645)
Change in short-term investments, net...........................................           (71,910)              5,250
Net (payable) for securities....................................................                 0                 (48)
                                                                                        ----------          ----------
Net cash provided by/(used in) investing activities.............................            39,519             (33,024)
                                                                                        ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings................................             2,826              19,158
Repayment of notes payable and other borrowings.................................            (5,835)            (20,205)
Purchase of treasury stock......................................................              (101)            (18,114)
Cash dividends to stockholders..................................................            (2,030)             (2,106)
Subordinated loan certificates redeemed.........................................              (151)                 (3)
                                                                                        ----------          ----------
Net cash used in financing activities...........................................            (5,291)            (21,270)
                                                                                        ----------          ----------

Net change in cash..............................................................              (474)                909
Cash at beginning of period.....................................................             2,191               2,574
                                                                                        ----------          ----------
Cash at end of period...........................................................        $    1,717          $    3,483
                                                                                        ==========          ==========

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

2.   BORROWING ARRANGEMENTS

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of September 30, 2001, the Company had borrowed approximately $9.1 million against the credit facility. During the nine month period ended September 30, 2001, the Company incurred interest expense on the loan of approximately $0.5 million. At September 30, 2001, the Company had fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the company as could have been obtained from an unaffiliated third party.

3.   STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the nine months ended September 30, 2001, certain directors, executive officers and employees were granted a total of 662,800 options to purchase shares of The MIIX Group common stock with exercise prices ranging from $7.4500 to $10.1300, of which 84,083 options were immediately exercisable and 191,294 were subsequently cancelled. During the nine months ended September 30, 2001, 319,244 options were cancelled, and no options were exercised. Of these options cancelled, 310,000 were as a result of two former CEOs' separation agreements. As part of one separation agreement the Company also issued 221,591 phantom stock options, which are stock appreciation rights, with prices ranging from $7.40 to $13.50, all of which were immediately exercisable and expiring April 13, 2006. Pursuant to the separation agreement, the outstanding stock purchase loan balance was reduced by approximately $0.7 million and 8,560 shares of restricted stock were forfeited.

4.   EARNINGS/(LOSS) PER SHARE

Earnings/(loss) per share are computed using the weighted-average number of common shares outstanding for the three and nine month periods ended September 30, 2001 of 13,520,327 and 13,543,566, respectively, and for the three and nine month periods ended September 30, 2000 of 13,910,571 and 14,269,094, respectively.

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                        --------------------------------   ------------------------------
                                                             2001             2000             2001            2000
                                                        ---------------  ---------------   -------------  ---------------
                                                                 (in thousands)                   (in thousands)

Numerator for basic and diluted earnings/(loss)
per share of common stock:
     Net income/(loss) before cumulative effect of
        an accounting change..........................        $2,464           $2,930          $16,075        $(38,184)
     Cumulative effect of an accounting change for
        certain debt securities, net of tax...........             0                0           (5,283)              0
                                                             -------          -------          -------        --------
     Net income/(loss) ...............................        $2,464           $2,930          $10,792        $(38,184)
                                                             =======          =======          =======        ========
Denominator:
     Denominator for basic earnings/(loss) per share
     of common stock - weighted-average shares
     outstanding......................................        13,520           13,911           13,544          14,269
Effect of dilutive securities:
     Stock options and nonvested restricted stock.....            86               12               42              18
                                                             -------          -------          -------        --------
     Denominator for basic earnings/(loss) per share
     of common stock - adjusted weighted-average
     shares outstanding...............................        13,606           13,923           13,586          14,287
                                                             =======          =======          =======        ========
Basic earnings/(loss) per share of common stock
   before cumulative effect of an accounting change...         $0.18            $0.21            $1.19          $(2.68)
Cumulative effect of an accounting change for
   certain debt securities............................          0.00             0.00            (0.39)           0.00
                                                             -------          -------          -------        --------
Basic earnings/(loss) per share of common stock.......         $0.18            $0.21            $0.80          $(2.68)
                                                             =======          =======          =======        ========
Diluted earnings per share of common stock before
   cumulative effect of an accounting change..........         $0.18            $0.21            $1.18          $(2.68)
Cumulative effect of an accounting change for
   certain debt securities............................          0.00             0.00            (0.39)           0.00
                                                             -------          -------          -------        --------
Diluted earnings/(loss) per share of common stock.....         $0.18            $0.21            $0.79          $(2.68)
                                                             =======          =======          =======        ========


5.   COMPREHENSIVE INCOME/(LOSS)

The Company has classified its entire investment portfolio as available-for-sale and had unrealized gains at September 30, 2001 and December 31, 2000 that are reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income/(loss), net of related tax, for the periods ended September 30, 2001 and 2000 are as follows:


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                      -----------------------------    ------------------------------
                                                         2001             2000            2001             2000
                                                      ------------     ------------    ------------    --------------
                                                             (in thousands)                   (in thousands)

Net income/(loss) ................................      $   2,464        $   2,930       $  10,792       $(38,184)

Other comprehensive income/(loss):
  Unrealized holding appreciation/(depreciation)
     arising during period (net of tax of $7,030,
     $4,302, $7,340 and $3,346, respectively).....         13,024            7,989          13,631          6,214

  Reclassification adjustment for (gains)/losses
     realized in net income/(loss) (net of tax of
     $776, $38, $971 and $247, respectively)......          1,440               71           1,802            459
                                                        ---------        ---------       ---------       --------

Net unrealized appreciation/(depreciation) arising
  during the period ended September 30 (net of
  tax of $7,806, $4,340, $8,311 and $3,593,
  respectively)...................................         14,464            8,060          15,433          6,673
                                                        ---------        ---------       ---------       --------
Comprehensive income/(loss).......................      $  16,928        $  10,990       $  26,225       $(31,511)
                                                        =========        =========       =========       ========

6.   DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the nine months ended September 30, 2001 and 2000.


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                    2001               2000
                                                                                --------------    ----------------
                                                                                         (in thousands)
Balance at beginning of period............................................       $      3,026        $    3,165
Cost deferred during the period...........................................             11,204            10,665
Amortization expense......................................................             (8,393)           (8,636)
                                                                                 ------------        ----------
Balance at end of period..................................................       $      5,837        $    5,194
                                                                                 ============        ==========

7.   INCOME TAXES

A reconciliation of income tax computed based on the expected annual effective federal statutory tax rate to total income tax expense/(benefit) for the periods ended September 30, 2001 and 2000 are as follows:

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------------
                                                       2001                                   2000
                                       -------------------------------------  -------------------------------------
                                                             % OF INCOME                            % OF INCOME
                                                                BEFORE                                 BEFORE
                                          INCOME TAXES       INCOME TAXES        INCOME TAXES       INCOME TAXES
                                       ------------------- -----------------  ------------------  -----------------
                                         (in thousands)                        (in thousands)
Expected annual effective federal
    income tax expense/(benefit)
    at 35%.........................           $  7,880            35.0%             $ (21,238)          (35.0)%
Decrease in taxes resulting from:
    Tax-exempt interest............             (1,319)           (5.9)%               (1,851)           (3.1)%
    Other..........................               (120)           (0.5)%                  594             1.0%
                                              --------            ----              ---------           -----
Total income tax expense/(benefit).           $  6,441            28.6%             $ (22,495)          (37.1)%
                                              ========            ====              =========           =====

8.   RECENT ACCOUNTING PRONOUNCEMENTS

On April 1, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." This standard established new guidelines for recognition of income and other-than-temporary decline for interests in securitized assets. EITF 99-20 requires the Company to recognize an other-than-temporary declines if the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent, prior, estimation date. The difference between the book value of the security and its fair value must be recognized as an other-than-temporary decline and the security's yield is adjusted to market yield. This new guidance also adopts the prospective method for adjusting the yield used to recognize interest income for changes in estimated future cash flows since the last quarterly evaluation date. On April 1, 2001, the Company recognized $5.3 million of other-than-temporary declines, net of tax ($0.39 per diluted share) as the cumulative effect of a change in accounting principle.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations be accounted for using the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the net assets acquired be recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 will not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under current accounting guidance, goodwill resulting from a business combination is amortized against income over its estimated useful life. Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. Goodwill will be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances that would indicate an impairment may be necessary. Goodwill must be tested for impairment in the year of adoption with an initial test, to determine potential impairment, to be performed within six months of adoption. If the initial test indicates potential impairment, then a more detailed analysis to determine the extent of the impairment related to goodwill must be completed within twelve months of adoption.

SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization. The Company expects goodwill amortization to approximate $0.4 million after-tax, in

2001 and in 2002. The Company is in the process of assessing the impacts from the implementation of the other provisions of SFAS No. 142.

9.   RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing in Item 1 in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net premiums earned. Net premiums earned were $49.5 million for the three months ended September 30, 2001, a decrease of approximately $2.3 million, or 4.5%, from $51.8 million for the three months ended September 30, 2000. This net decrease consists of an increase in direct premiums earned of $3.9 million, a decrease in assumed premiums earned of $3.5 million and an increase in ceded premiums earned of $2.7 million, in the three months ended September 30, 2001. Direct premiums earned increased primarily as the result of a $3.0 million reduction in death, disability and retirement (DDR) reserves recorded in the third quarter 2001 on physicians claims made form policies. DDR reserves, which are recorded as unearned premiums, were evaluated at September 30, 2001 and adjusted to remain at Company best estimate levels. Assumed premiums earned declined as the result of the non-renewal of a large, poorly performing excess of loss reinsurance contract at the end of 2000. Ceded premiums earned increased primarily due to the effect of additional ceded premiums of $8.2 million associated with adjustments made to prior year loss and loss adjustment expense reserves recorded during the three months ended September 30, 2001.

Total premiums written were $71.0 million for the three months ended September 30, 2001, an increase of $18.9 million, or 36.3%, from total premiums written of $52.1 million for the three months ended September 30, 2000. The net increase in direct premiums written was composed of net increases in Pennsylvania and New Jersey of $13.3 million and $5.3 million, respectively, and a net increase in other states of $0.3 million. The increase in Pennsylvania was primarily the result of rate increases associated with the July 1 renewal of institutional accounts. The increase in New Jersey was largely the result of renewals to move policies off of a common January 1 renewal date and rate increases taken. The net increase in other states was primarily related to the net effect of rate increases on physician business somewhat offset by the non-renewal of certain business.

Net investment income. Net investment income decreased approximately $1.5 million, or 7.2%, to $19.9 million for the three months ended September 30, 2001 from $21.4 million for the same period in 2000. Average invested assets at amortized cost decreased to approximately $1.25 billion for the three months ended September 30, 2001 compared to approximately $1.27 billion for the same period last year. Net investment income and the decrease to average invested assets were impacted by the Company's premium financing program initiated in November 2000. The average annualized pre-tax yield on the investment portfolio decreased to 6.36% for the three months ended September 30, 2001 from 6.73% for the same period in 2000 primarily as a result of a significant decline in market yields, changes in asset allocation and the effects of recognition of other-than-temporary declines in investment values pertaining to certain high yield securities.

Realized investment gains/(losses). Net realized investment losses were $2.2 million for the three months ended September 30, 2001, an increase of approximately $2.1 million compared to net realized investment losses of $0.1 million for the same period in 2000. The Company recognized losses of $3.4 million related to other-than-temporary declines in investment values, which were somewhat offset by net realized gains of approximately $1.2 million recognized during the three months ended September 30, 2001 to reposition the fixed income portfolio in response to the changing yield curve. In 2000, the losses were generally due to sales of fixed maturity investments in response to a changing market yield environment.

Other revenue. Other revenue increased approximately $1.3 million to $1.8 million for the three months ended September 30, 2001 from $0.5 million for the same period last year. This net increase is composed of finance charge income of approximately $0.7 million resulting from the Company's premium financing program which began in November 2000, a net loss of $0.5 million on the sale of substantially all of the assets of the Company's reinsurance intermediary recognized in the third quarter of 2000, and an increase of $0.1 million from other non-insurance operations.

Loss and loss adjustment expense (LAE). The provision for losses and LAE decreased $4.9 million, or 9.5%, to $47.1 million for the three months ended September 30, 2001 from $52.0 million for the three months ended September 30, 2000. The provision for losses and LAE is net of ceded losses and LAE of $8.9 million and $10.5 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in net loss and LAE for the three months ended September 30, 2001, was principally composed of decreases in direct, assumed, and ceded losses and LAE incurred of $3.0 million, $3.5 million, and $1.6 million, respectively. The decreases primarily reflect reserve adjustments in the third quarter of 2001 to maintain loss and loss adjustment expense reserve at Company best estimate levels. Direct and assumed loss and LAE reserves on prior accident years were increased by $5.6 million, while ceded loss and LAE reserves were increased by $11.0 million during the three months ended September 30, 2001. The net increase to direct and assumed loss and LAE reserves primarily resulted from additional reserves for accident years 1996-1998, particularly on institutional and expansion state business, somewhat offset by reduced reserves for accident years 1995 and prior accident years and for accident years 1999 and 2000. In addition, ceded incurred but not reported (IBNR) reserves of $11.6 million were recorded on certain specific excess of loss reinsurance contracts, reflecting the increased expectation of loss severity that is now projected to result in recoveries under these contracts. The ratio of net losses and LAE to net premiums earned improved to 95.1% for the three months ended September 30, 2001 from 100.4% for the same period in 2000 primarily as the result of these reserve adjustments.

Underwriting expenses. Underwriting expenses increased $0.9 million or 8.9% to $11.1 million for the three months ended September 30, 2001, from $10.2 million for the three months ended September 30, 2000. The increase was the result of $0.4 million of severance costs associated with the departure of the Company's CEO and $0.5 million largely related to ongoing underwriting, marketing and service initiatives designed to favorably position the Company in improving market conditions. The ratio of underwriting expenses to net premiums earned was 22.5% for the three months ended September 30, 2001, as compared to 19.7% for the same period in 2000 primarily due to increased expense and lower net premiums earned. Excluding the impact of severance charges, the ratio of underwriting expenses to net premiums earned was 21.6% for the three months ended September 30, 2001.

Funds held charges. Funds held charges related to the Company's aggregate reinsurance contracts increased $1.4 million to $6.9 million for the three months ended September 30, 2001 from $5.5 million for the three months ended September 30, 2000. This increase primarily resulted from adjustments made to loss and loss adjustment expense reserves held on prior years during the third quarter of 2001. Funds held charges are calculated based upon beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

Other expenses. Other expenses decreased $0.1 million or 17.0% to $0.8 million for the three months ended September 30, 2001, from $0.9 million for the three months ended September 30, 2000, and primarily consist of the costs associated with the leasing and other businesses owned by the Company.

Income tax provision/(benefit). Income taxes decreased approximately $1.2 million to a tax expense of $0.7 million for the three months ended September 30, 2001, resulting in an effective tax rate of 21.8%, compared to an income tax expense of $1.9 million and an effective tax rate of 39.9% for the same period in 2000. The decrease in taxes was primarily attributable to lower pre-tax income for the quarter ended September 30, 2001 compared the same period in 2000. The decrease in the effective tax rate was primarily associated with an increased proportion of tax exempt income to total net income for the three months ended September 30, 2001.

Net income/(loss). Net income was $2.5 million for the three months ended September 30, 2001, a decrease of $0.4 million from a net income of $2.9 million for the three months ended September 30, 2000 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net premiums earned. Net premiums earned were $140.6 million for the nine months ended September 30, 2001, an increase of approximately $8.9 million, or 6.7% from $131.7 million for the nine months ended September 30, 2000. This net increase consists of decreased direct, assumed and ceded premiums earned of $5.7 million, $10.1 million and $24.7 million, respectively. The decrease in direct premiums earned resulted from the decrease in direct premiums written during the fourth quarter of 2000, which is earned in 2001, offset somewhat by the adjustment made to death, disability and retirement (DDR) reserves during the third quarter ended September 30, 2001 on physicians claims made form policies. DDR reserves, which are recorded as unearned premiums, were evaluated at September 30, 2001 and adjusted to remain at Company best estimate levels. The decrease in assumed premiums earned primarily relates to the non-renewal of a large excess of loss reinsurance contract effective January 1, 2001. The decrease in ceded premiums earned largely resulted from ceded activity under the Company's aggregate reinsurance contracts associated with significant loss reserve adjustments made at June 30, 2000 somewhat offset by similar changes to ceded premiums associated with adjustments made to prior year loss and loss and loss adjustments expense reserves during the nine months ended September 30, 2001.

Total premiums written were $195.3 million for the nine months ended September 30, 2001, a decrease of $1.2 million, or 0.6%, from total premiums written of $196.5 million for the nine months ended September 30, 2000. This decrease consisted of a net increase in direct premiums written of $12.5 million and a decrease in assumed premiums written of $13.7 million associated with the non-renewal of a large excess of loss reinsurance contract, effective January 1, 2001. The net increase in direct premiums written was composed of net increases in Pennsylvania and other states of $15.3 million and $3.9 million, respectively, and net decreases in New Jersey and Maryland of $4.2 million and $2.5 million, respectively. The increases and decreases by state were the net effect of significant rate increases offset by reductions in the number and extent of exposures written. In New Jersey, written premiums for the nine months ended September 30, 2001 also included $7.7 million of premium associated with early renewals of certain policies in a program initiated in 2001 to move the business off of a common January 1 renewal date.

Net investment income. Net investment income decreased approximately $1.7 million, or 2.7%, to $62.1 million for the nine months ended September 30, 2001 from $63.8 million for the same period in 2000. The decrease was primarily attributable to the combined effects of a decreasing market yield environment and a decrease in average invested assets resulting mainly from the impact of the Company's premium financing program initiated in November 2000. Average invested assets at amortized cost were approximately $1.26 billion during the nine months ended September 30, 2001 compared to $1.27 billion for the nine months ended September 30, 2000. The average annualized pre-tax yield on the investment portfolio decreased to 6.56% for the nine months ended September 30, 2001 from 6.68% for the same period in 2000 primarily as the result of declining market yields.

Realized investment gains/(losses). Net realized investment gains increased approximately $6.1 million to $5.4 million for the nine months ended September 30, 2001 compared to net realized investment losses of $0.7 million for the same period in 2000. During the nine months ended September 30, 2001, realized gains of $13.3 million were taken to reposition the portfolio to the changing yield curve, somewhat offset by $7.9 million of losses related to other-than-temporary declines in investment values, of which $1.6 million is attributable to activity following the adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" effective April 1, 2001. EITF 99-20 establishes new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. In 2000, the losses were principally due to sales of fixed maturity investments to reposition the portfolio in an changing market yield environment.

Other revenue. Other revenue increased approximately $1.3 million to $6.9 million for the nine months ended September 30, 2001 from $5.6 million for the same period last year. This net increase is composed of an increase in finance charge income of $2.7 million resulting from the Company's premium financing program which began in November 2000, a net decrease in revenues of $1.9 million associated with the Company's reinsurance intermediary subsidiary, sold on July 1, 2000, and an increase from other non-insurance operations of $0.5 million.

Losses and loss adjustment expenses (LAE). The provision for losses and LAE decreased $78.9 million, or 36.2%, to $139.1 million for the nine months ended September 30, 2001 from $218.0 million for the nine months ended September 30, 2000. The provision for losses and LAE is net of ceded losses and LAE of $30.3 million and $39.4 million for the nine months ended September 30, 2001 and 2000, respectively.

The significant decrease in loss and loss adjustment expenses for the nine months ended September 30, 2001 was principally due to the reserve strengthening actions taken by the Company at June 30, 2000 which resulted from a loss and LAE reserve study conducted as of June 30, 2000. Following from the reserve study, gross loss and LAE reserves were increased by $92.4 million, including $78.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million, including $20.3 million for 1999 and prior accident years and $2.0 million for accident year 2000. Net loss and LAE reserves were increased by $70.1 million, including $58.1 million for 1999 and prior accident years and $12.0 million for accident year 2000. The increase in loss and loss adjustment expense reserves in 2000 resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; higher than anticipated loss frequency and, particularly, severity in certain of the Company's expansion states; and greater than expected loss frequency and severity on the Pennsylvania physician and institution book.

During the nine months ended September 30, 2001, reserve adjustments were made to maintain loss and LAE expense reserves at Company best estimate levels. These adjustments resulted in recognition of additional losses on old accident years primarily resulting from further increases in loss severity observed during the third quarter of 2001 as well as a reduction in loss frequency and projected overall losses primarily associated with business written since 1999. Direct and assumed loss and LAE reserves held on prior accident years were increased by approximately $10.8 million and ceded loss and LAE reserves were increased $14.2 million. The net increases primarily resulted from additional reserves for accident years 1996-1998, particularly on institutional and expansion state business, somewhat offset by reduced reserves for accident years 1995 and prior accident years and for accident years 1999 and 2000. In addition, ceded IBNR reserves of $11.6 million were recorded on certain specific excess of loss reinsurance contracts, reflecting the increased expectation of loss severity that is now projected to result in recoveries under these contracts. The ratio of net losses and LAE to net earned premiums decreased to 99.0% from 165.4% for the nine months ended September 30, 2001 and 2000, respectively.

Underwriting expenses. Underwriting expenses increased $2.8 million or 9.4% to $32.1 million for the nine months ended September 30, 2001, from $29.3 million for the nine months ended September 30, 2000. This increase is primarily due to severance payments of $1.3 million made to two former CEO's and $1.5 million of increased expense largely related to underwriting, servicing and marketing initiatives such as the development of improved policy form language and the development of an advertising campaign to strategically position the Company in favorable industry market conditions. The ratio of underwriting expenses to net premiums earned increased to 22.8% for the nine months ended September 30, 2001 from 22.3% for the same period in 2000. This increase primarily resulted from increased expenses somewhat offset by increased net earned premiums during 2001. The ratio of underwriting expenses to net premiums earned excluding the impact of the severance charges was 21.9% for the nine months ended September 30, 2001.

Funds held charges. Funds held charges increased $9.3 million to $18.6 million for the nine months ended September 30, 2001, from $9.3 million for the nine months ended September 30, 2000. This increase was primarily associated with a $5.7 million reduction in funds held charges resulting from changes to ceded loss and loss adjustment expense reserves attributable to the loss reserve strengthening at June 30, 2000. During the nine months ended September 30, 2001, funds held charges increased $1.3 million associated with prior year loss and LAE reserve adjustments. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

Other expenses. Other expenses decreased $1.9 million or 42.8% to $2.6 million for the nine months ended September 30, 2001, from $4.5 million for the same period last year and primarily consist of the costs associated with the leasing and other businesses owned by the Company. The decrease is primarily related to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000.

Income tax provision/(benefit). Income taxes increased approximately $28.9 million to a tax expense of $6.4 million for the nine months ended September 30, 2001, resulting in an effective tax rate of 28.6%, compared to income tax benefit of $22.5 million and an effective tax rate of 37.1% for the same period in 2000. The increase in taxes was primarily attributable to pre-tax income for the nine months ended September 30, 2001 compared to a pre-tax loss for the same period in 2000. The decrease in the effective tax rate relates to tax exempt investment income which has the effect of reducing the effective rate when pre-tax income is present and increasing the effective rate when a pre-tax loss is present.

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

Net income/(loss). Net income was $10.8 million for the nine months ended September 30, 2001, an increase of $49.0 million from a net loss of $38.2 million for the nine months ended September 30, 2000 for the reasons discussed above. Excluding the cumulative effect of the accounting change associated with adoption of EITF 99-20, net income was $16.1 million for the nine months ended September 30, 2001.

FINANCIAL CONDITION

Cash and invested assets. Aggregate invested assets at fair value, including cash and short term investments, were $1,244.0 million at September 30, 2001 and $1,261.5 million at December 31, 2000. The net decrease of $17.5 million largely resulted from the net decline in investment values.

Fixed maturity investments available for sale at fair value, including short-term investments, were $1,236.1 million, or 99.5% of the investment portfolio of the Company as of September 30, 2001. At that date, the average credit quality of the fixed income portfolio was "AA-," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 4.70 years.

Unpaid losses and LAE, reinsurance recoverable on unpaid losses and LAE and funds held under reinsurance treaties. Gross unpaid losses and LAE were $1,097.1 million at September 30, 2001 and $1,142.5 million at December 31, 2000. Reinsurance recoverable on unpaid losses and LAE was $431.8 million at September 30, 2001 and $432.0 million at December 31, 2000. Funds held under reinsurance treaties, which are unrestricted, collateralize a significant portion of reinsurance recoverable on unpaid losses and LAE and were $312.5 million at September 30, 2001 and $306.7 million at December 31, 2000.

Equity. Total equity was $313.5 million at September 30, 2001 and $289.4 million at December 31, 2000. The net increase of $24.1 million was primarily attributable to net income of $10.8 million, unrealized net appreciation of investments of $15.4 million, $0.1 million resulting from treasury stock acquired associated with net stock purchase and loan and unearned stock compensation, and $2.0 million of cash dividends paid to stockholders.

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

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates April 7, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of MIIX Insurance Company stock as collateral under the credit facility. As of September 30, 2001, the Company had borrowed approximately $9.1 million against the credit facility. During the nine month period ended September 30, 2001, the Company incurred interest expense on the loan of approximately $0.5 million. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the related party transaction described above was on terms as fair to the company as could have been obtained from an unaffiliated third party.

The primary sources of the Company's liquidity, on both a short and long-term basis, are funds provided by insurance premiums collected, net investment income, recoveries from reinsurance and proceeds from the maturity or sale of invested assets. Such funds are generally used to pay claims, LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flows from operating activities were approximately $(34.0) million and $55.2 million for the nine months ended September 30, 2001 and 2000, respectively, and $59.4 million for the year ended 2000. This decrease in operating cash flows of $89.2 million was largely the result of two items, one impacting cash flows during the nine months of 2000 and the other impacting cash flows during the nine months of 2001. For the nine months ended September 30, 2000, operating cash flows were significantly increased due to one-time proceeds of $33.0 million collected on termination of the Company's corporate-owned life insurance (COLI) program. Without these one-time proceeds, operating cash flows in the nine months ended September 30, 2000 were $22.2 million. For the nine months ended September 30, 2001, operating cash flows were significantly impacted by premium financing activity conducted by the Company under a program begun in November 2000. Prior to November 2000, premium financing was conducted by a third party vendor and the Company received full proceeds from financed policies shortly after the policies were written from the third party vendor. Excluding the impact of the net premium financing activity of $25.8 million, operating cash flows in the nine months ended September 30, 2001 were $(8.9) million, a $31.1 million decrease. This decrease was largely the result of a decrease in premiums written and an increase in net losses and loss adjustment expense paid. Because of the inherent unpredictability related to the timing of many of these items, particularly the payment of claims, it is not unusual for cash flows from operations for a medical malpractice insurance company to vary, perhaps substantially, from period to period.

The Company held collateral of $312.5 million at September 30, 2001 and $306.7 at December 31, 2000, in the form of funds withheld and $173.2 million at September 30, 2001 and December 31, 2000 in the form of letters of credit for recoverable amounts on ceded unpaid losses and loss adjustment expenses under certain reinsurance agreements. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating to below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in control. Otherwise, no restrictions are placed on investments held in support of the funds withheld. In accordance with the provisions of the reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

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

The Company's investment portfolio at September 30, 2001 is primarily composed of fixed-maturity securities, excluding short-term, consisting of 87.1% of total investments at market value. U.S. government and tax-exempt bonds represent 13.9%, corporate bonds represent 49.6%, and mortgage backed and asset backed securities represent 36.5% of fixed-maturity investments. Short-term investments represent 12.4% of total investments at market value and equity investments, primarily common stock, account for the remaining 0.5%.

At September 30, 2001, the Company had net after-tax unrealized gain on its fixed maturity investment portfolio of $6.9 million, which included a deferred tax valuation allowance of $0.1 million. The net after-tax unrealized gain of $6.9 million on the fixed maturity portfolio represented 2.2% of total stockholders' equity gross of net after-tax unrealized gains on investments. At December 31, 2000, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $8.6 million, which included a deferred tax valuation allowance of $0.6 million. The unrealized gains at September 30, 2001 do not significantly impact the Company's ability to meet all regulatory capital requirements.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at September 30, 2001 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

The Company also holds a portfolio of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At September 30, 2001, the cost and fair value of equity investments was $7.3 million and $6.2 million, respectively, compared to $6.9 million and $5.8 million at December 31, 2000, respectively. The net after-tax unrealized losses of $0.7 million on the equity portfolio represented 0.2% of total stockholders' equity gross of net after-tax unrealized losses on investments at September 30, 2001.

There have been no material changes to the Company's financial market risks since December 31, 2000.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

In January 1999, five physician members of the Medical Inter-Insurance Exchange ("Exchange") filed a putative class action against the Exchange, Underwriter, The MIIX Group, certain of their officers and the board of the Exchange. Other parties were subsequently added as defendants in the action. Among other things, plaintiffs sought to force the Exchange to declare a dividend from surplus and reserves, challenge various components of the reorganization including, but not limited to, the stock allocation formula contained in the Plan of Reorganization and the valuation of Underwriter, challenge the composition of the Board of Directors of The MIIX Group as excessive, challenge key executive compensation and benefit packages as excessive, challenge the proposed IPO share price of The MIIX Group stock as inadequate, challenge The MIIX Group Prospectus as misleading and seek to recover unspecified monetary damages. While the action was pending, the plaintiffs also sought on numerous occasions to stay the members' vote on the Plan of Reorganization and the IPO of The MIIX Group stock. All of those applications were denied. In August 1999, the trial court dismissed all of plaintiffs' claims on the grounds that the court lacked jurisdiction to hear them because they were part of the appeal of the Commissioner's Order and/or because they failed to state a legal claim. Plaintiffs filed a Notice of Appeal with the New Jersey Superior Court, Appellate Division seeking review of the trial court's orders dismissing the Complaint and denying plaintiffs' applications for injunctive relief. On July 11, 2001, the Appellate Division issued an opinion affirming the dismissal of plaintiffs' Complaint in all respects. On August 30, 2001, plaintiffs filed a Petition for Certification to the Supreme Court seeking review of the Appellate Division's decision. The Supreme Court has not yet decided whether it will accept the Petition and review the Appellate Division's decision.

The Company may be a party to litigation from time to time in the ordinary course of business. Management believes that the Company is not currently a party to any litigation which may have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

     Item 601
  Regulation S-K
 Exhibit Reference                         Exhibit
      Number                             Description
 ------------------                      -----------
      3.1 Restated Certificate of Incorporation (incorporated by reference to the exhibit with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

      3.2 Bylaws of The MIIX Group, (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

      4.1 Rights Agreement dated as of June 27, 2001 (incorporated by reference to the exhibit filed with the registrant's Form 8-K/A dated June 27, and filed with the Securities and Exchange Commission on July 11, 2001).

      4.2 Certificate of Designation, Preferences and Rights (incorporated by reference to exhibit filed with the registrant's Form 8-K dated June 27, 2001 and filed with the Securities and Exchange Commission on June 28, 2001).

      10.37+ Separation Agreement between The MIIX Group, Inc., New Jersey State Medical Underwriters, Inc. and Kenneth Koreyva (incorporated by reference to Exhibit 10.37 filed with the registrant's Form 10-Q for the period ended June 30, 2001 and filed with the Securities and Exchange Commission on August 13, 2001).

      10.38*+ Employment Agreement entered into and effective August 20, 2001 among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Richard J. Quagliaroli, including Non-Qualified Stock Option Agreement between The MIIX Group, Incorporated and Richard J. Quagliaroli (document Exhibit A) and Stock Purchase and Loan Agreement by and between The MIIX Group Incorporated and Richard J. Quagliaroli (document Exhibit B), Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters Inc. and Richard J. Quagliaroli (document Exhibit C) and Change in Control Excise Tax Gross-Up Payment Procedures (document Exhibit D).

      10.39*+ Severance Agreement between The MIIX Group, Inc. and its subsidiaries and Richard J. Quagliaroli.

      10.53 Combined Quota Share And Aggregate Excess Of Loss Reinsurance Agreement, effective November 1, 2000, and dated as of July 30, 2001, between MIIX Insurance Company and Hannover Reinsurance (Ireland) Limited/E + S Reinsurance (Ireland) Limited (incorporated by reference to Exhibit
                    10.53 filed with the registrant's Form 10-Q for the period ended June 30, 2001 and filed with the Securities and Exchange Commission on August 13, 2001).

      11 No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

      15*           Acknowledgement of Independent Accountant

       *           Filed herewith
       + Represents a management contract or compensatory plan or arrangement.

         b.       Reports on Form 8-K

                  A current report on Form 8-K, dated August 20, 2001, was filed by the Company on August 22, 2001 announcing the appointment of Richard J. Quagliaroli as President and Chief Executive Officer of the Company.

                  A current report on Form 8-K, dated September 21, 2001, was filed by the Company on October 3, 2001 reporting Richard J. Quagliaroli's resignation from his position as President and Chief Executive Officer of the Company and the appointment of Patricia A. Costante to Chief Operating Officer, assuming responsibility for operation of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE MIIX GROUP, INCORPORATED


                          By:      /s/ Patricia A. Costante
                             -----------------------------------------
                               Chief Operating Officer
                               (principal executive officer)


                          By:      /s/ Thomas M. Redman
                             -----------------------------------------
                               Chief Financial Officer
                               (principal financial and accounting officer)


                          DATED:   NOVEMBER 13, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE MIIX GROUP, INCORPORATED


                            By:
                               ---------------------------------------
                                        Patricia A. Costante
                                 Chief Operating Officer
                                 (principal executive officer)


                            By:
                               ---------------------------------------
                                        Thomas M. Redman
                                 Chief Financial Officer
                                 (principal financial and accounting officer)


                            DATED:   NOVEMBER 13, 2001