Form 10-K
period 2001-12-31
MIIX GROUP INC
filed 2002-04-01
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                    YES /X/  NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value on March 22, 2002 of the voting stock held by non-affiliates of the registrant was $37,692,191.

         As of March 22, 2002, the number of outstanding shares of the Registrant's Common Stock was 13,479,760.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 2002 ("Proxy Statement") are incorporated by reference in Part III.


THE MIIX GROUP, INCORPORATED
2001 FORM 10-K
TABLE OF CONTENTS

PART I       ...........................................................................................2

ITEM 1.      BUSINESS...................................................................................2
ITEM 2.      PROPERTIES................................................................................25
ITEM 3.      LEGAL PROCEEDINGS.........................................................................25
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HLDERS........................................26

PART II      ..........................................................................................27

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................27
ITEM 6.      SELECTED FINANCIAL DATA...................................................................29
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.................................................................30
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................41
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................41
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE......................................................................41

PART III     ..........................................................................................41

ITEM 10.     EXECUTIVE COMPENSATION....................................................................42
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................43
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................43

PART IV      ..........................................................................................43

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................43

SIGNATURES   ..........................................................................................48

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES...........................................................F-1

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to: the Company having sufficient liquidity and working capital; the Company's ability to achieve consistent profitable growth; the Company's ability to diversify its product lines; the continued adequacy of the Company's loss and loss adjustment expense reserves; the Company's avoidance of any material loss on collection of reinsurance recoverables; increased competitive pressure; the loss of significant customers; general economic conditions, including changing interest rates; rates of inflation and the performance of the financial markets; judicial decisions and rulings; changes in domestic and foreign laws, regulations and taxes; geographic concentration of the Company's business; effects of acquisitions and divestitures; further control by insurance department regulators, including the possibility of rehabilitation or liquidation; and various other factors. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OVERVIEW

Based on direct premiums written in 2000, the Company has been a leading provider of medical professional liability insurance in New Jersey and is ranked seventh among medical professional liability insurers in the United States. The Company currently insures approximately 17,000 physicians and other medical professionals who practice alone, in medical groups, clinics or in other health care organizations. The Company also insures more than 105 hospitals, extended care facilities and other health care organizations. The Company's business has historically been concentrated in New Jersey but has expanded to other states in recent years. In 2001, the Company wrote policies in 24 states and the District of Columbia. In 2001, approximately 51% of the Company's total direct premiums written were generated outside of New Jersey. In addition to the Company's medical malpractice insurance operations, the Company also offers complementary insurance products to its insureds and operates other fee-based consulting and service businesses. See "Business - Risks and Uncertainties."

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

In 2000, total medical professional liability direct premiums written in the United States were approximately $6.4 billion, according to data compiled by A.M. Best, an insurance rating agency, and in New Jersey were approximately $290.0 million, according to data compiled by OneSource Information Services, Inc. ("OneSource"), an online data service. The Company's market share of such direct premiums written was 3.3% in the United States according to data compiled by A.M. Best and 36.8% in New Jersey according to data compiled by OneSource. In 2001, medical malpractice insurance accounted for approximately 98.7% of the Company's direct premiums written.

The Company had total revenues and a net loss of $233.3 million and $157.6 million, respectively, in 2001, total revenues and a net loss of $272.5 million and $36.5 million, respectively, in 2000 and total revenues and net income of $265.1 million and $20.8 million, respectively, in 1999. As of December 31, 2001, the Company had total assets of $1.9 billion and total equity of $131.5 million.

RISKS AND UNCERTAINTIES

As a result of the net losses reported in 2001, the Risk-Based Capital of two of the Company's operating subsidiaries, MIIX and Lawrenceville Property and Casualty Company ("LP&C"), fell below the standards adopted by the National Association of Insurance Commissioners.

At December 31, 2001, MIIX's Risk-Based Capital ("RBC") was $122.0 million, which is within the Regulatory Action Level, at approximately 142% of Authorized Control Level, which required MIIX to prepare and submit a corrective action plan to the Insurance Commissioner of the New Jersey Department of Banking and Insurance. The plan must be approved by the New Jersey state Insurance Commissioner, who may perform an examination of the insurer's financial position. At December 31, 2001, LP&C's RBC was at the Mandatory Control Level, at approximately 18% of Authorized Control Level, which authorizes the Virginia Insurance Commissioner to place LP&C under regulatory control that may result in rehabilitation or, ultimately, liquidation. See "Regulation - Risk-Based Capital".


On February 21, 2002, A.M. Best lowered the Company's rating to B- (Fair) with a negative outlook from A- (Excellent) following the Company's announcement to strengthen reserves at December 31, 2001. On March 22, 2002, A.M. Best again lowered the rating of the Company to C+ (Marginal) from B- (Fair). This rating action reflects A.M. Best's view concerning the Company's weakened capitalization, the potential negative impact of further adverse loss reserve development, and concerns about the Company's ability to repay or refinance its debt obligations. See "A.M. Best Ratings" and "Loss and LAE Reserves."

The Report of Independent Auditors on the Company's 2001 financial statements contains a going concern explanatory paragraph, which primarily reflects the potential negative impact of further adverse loss reserve development, current regulatory limitations, any potential regulatory action by Insurance Departments having jurisdiction over the Company's Insurance Subsidiaries and the ability of the Company to repay or refinance its debt obligations. See "Financial Statements - Report of Independent Auditors."

MIIX has filed a preliminary Corrective Action Plan with the New Jersey Department of Banking and Insurance, and continues to hold regular discussions with insurance regulators relative to the specific details included in the plan. See "Business Strategy - Segregate and Run-Off Certain Lines of Business and Geographic Focus and Distribution."

In March 2002, the Company communicated to various state insurance departments where LP&C is an admitted carrier its intention to discontinue writing new business and planned non-renewal of expiring policies, other than certain "tail" coverage for which the Company is contractually required to provide or where required by regulation, and the Company's plan to place LP&C into run-off. LP&C entered into a consent order with the Virginia Bureau of Insurance on February 22, 2002, in which it agreed not to solicit or issue any new or renewal business in any jurisdiction, in accordance with applicable laws. LP&C and the Bureau entered into a second consent order on March 6, 2002, requiring LP&C to obtain the Bureau's prior written consent before entering into certain material transactions not in the ordinary course of business, as set forth in the order, including selling or encumbering assets, lending or disbursing funds, incurring debt, modifying reinsurance treaties with affiliates, changing directors or officers of the company, merging the company or paying dividends to stockholders. In addition, the Company has announced its intention to limit MIIX's insurance writings to New Jersey and certain mid-Atlantic states and to no longer write institutional business. In this regard, the Company has closed its regional offices in Dallas and Indianapolis, as well as announced current and planned future reductions in personnel and related expenses associated with these discontinued operations, except for claims staff in these offices as well as claims staff in the Lawrenceville home office which have been retained to manage the claims run-off. See "Claims" and "Business Strategy - Geographic Focus and Distribution."

While the Company envisions a narrower geographic focus going forward, primarily New Jersey physician business, the specific components of any future business plan are subject to the approval of the applicable insurance departments. There can be no assurances that the Company's plan will be approved in its present form. In the event the Company's proposed plan is not approved, it is unlikely that the Company will be able to continue operations as an independent entity unless an alternative plan is developed and approved. It is also uncertain what actions, if any, the insurance departments will take with respect to the Company's insurance subsidiaries. Such actions could include supervision, rehabilitation or liquidation. See "Regulation - Risk-Based Capital."

The Company has outstanding borrowings under a revolving credit facility with Amboy National Bank of $9.1 million at December 31, 2001, which matures on May 17, 2002. The Company has pledged 100% of the MIIX Insurance Company Stock as collateral under the credit facility. It is unlikely that the Company will be able to repay the credit facility balance prior to its May 17, 2002 maturity date, and will be in default on the credit facility unless it is restructured prior to that date. The Company is in ongoing discussions with Amboy National Bank to restructure the terms of the revolving credit facility. However, there can be no assurance that the Company will have adequate funds to repay or refinance this loan when due or that Amboy National Bank will agree to refinancing terms acceptable to the Company.

Actions taken by the New Jersey Department of Banking and Insurance and the A.M. Best rating of C+ could have a material adverse impact on the Company's ability both to write new business and to retain renewal business. See "Competition."

In each of the last two years, unexpected loss experience has caused the Company to make large increases in its loss reserves. If this trend continues, the Company may have to increase loss reserves further, which could have a material adverse impact on the Company. See "Loss and LAE Reserves."

BUSINESS STRATEGY

The Company believes its revised business plan could allow it to compete effectively and create long-term growth. The major components of the Company's strategy are described below.

Focus on Core Markets. The Company's strategy is designed to capitalize on the strengths that have enabled it to achieve its current market position in New Jersey, including (i) its experience with, commitment to and focus on medical professional liability insurance, (ii) its history of providing a stable premium environment to its customers, (iii) the high level of service it delivers to insureds, including the aggressive defense of claims on their behalf, (iv) its capacity on a per insured basis, (v) its ability to customize product features and programs to fit the needs of different customers and (vi) its close relationship with the health care community.

Segregate and Run-Off Certain Lines of Business. An integral part of the Company's strategy includes its ability to segregate previously written business, including discontinued institutional and physician business written by MIIX and LP&C, from the future business written pursuant to the Company's revised business plan. Under the proposed plan submitted to the New Jersey Department of Banking and Insurance, the Company contemplates that the previously written business would be placed into run-off, which the Company believes would reduce, but not eliminate, the possibility that adverse future loss experience could further negatively impact its remaining operations.

Geographic Focus and Distribution. The Company plans to offer its products primarily in New Jersey and other mid-Atlantic states, including Connecticut, Maryland, Delaware and Pennsylvania. In New Jersey, the Company has traditionally written insurance primarily on a direct basis. Outside New Jersey, the Company principally utilized brokers and agents.

Maintain Close Relationship with the Medical Community. Since its founding in 1977, the Company has maintained a close relationship with the health care community. In addition to the active involvement of practicing physicians on several of the Company's advisory committees, the Company and the medical professional liability insurance that it offers have the endorsements of different medical associations. The Company will continue to utilize practicing physicians on advisory committees to provide management with input on medical practice patterns, claims, customer needs and other relevant matters. In addition, the Company will endeavor to maintain the medical associations' endorsements.

Maintain Underwriting Discipline. The Company undertook a major re-underwriting of its book of business during 2000 with the objective of increasing the profitability of the business. As a result of this effort, certain accounts were either non-renewed or re-priced, premium rates were generally increased, and available discounts were substantially reduced or eliminated. Overall premium volume was lower in 2000 compared to 1999, in part due to these actions. This re-underwriting project was completed during 2001.

Enhance Product Offerings. During 2000, the Company introduced a new plain-language "Essentials" policy for physicians, designed to communicate coverage intent as clearly as possible. In addition to its core medical professional liability insurance products, the Company has developed other products and services for physicians. The Company intends to continue to enhance the products it offers to its customer base in order to be able to provide them with a full range of business liability coverages and services.


PRODUCT OFFERINGS

The Company has developed a variety of insurance products to cover the professional liability exposure of individual and institutional health care providers. The Company's core products include medical professional liability insurance for individual providers and medical groups on a claims made, "modified claims made" or occurrence basis.

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

In Pennsylvania traditional occurrence coverage was primarily offered to physicians. In late 2001 the Company made the decision to no longer offer occurrence coverage to physicians in Pennsylvania because of the long loss emergence period under this coverage and the volatile litigation climate in Pennsylvania. Instead we offered each renewing policy on a claims made basis. In other states, the Company issues policies primarily on a claims made coverage basis to physicians. Tail coverage may be offered as an endorsement to those accounts written on a pure claims made basis to extend the period when losses could be reported to the Company. Additional premium is collected at the time such endorsement is purchased by the insured. The Company currently offers policy limits up to $5,000,000 per incident and $7,000,000 in the aggregate for individual physicians.

In addition to its core medical professional liability insurance products, the Company offers comprehensive liability coverage. Other related products and services for health care providers are currently under review.

Substantially all of the Company's policies are offered for periods of one year, with renewal occurring on the anniversary date of the policy inception. In 2001, the Company began an "off-anniversary" initiative to move New Jersey business from a common January 1 renewal date to renewal dates more evenly spread throughout the year. Premiums are recorded as earned over the life of the policy period. The PPP policy provides occurrence-like coverage and, accordingly, the premiums are earned in the period the policy is written consistent with the recording of the expected ultimate loss and LAE reserves on an occurrence basis. A profile of the Company's direct premiums written is summarized in the table below.

                                                          For the Years Ended December 31,
                                       ------------------------------------------------------------------------
                                               2001                     2000                      1999
                                       ---------------------    ----------------------     --------------------
                                                                   (In thousands)
                                                     % of                      % of                      % of
                                          $          total         $           total          $          total
                                       ---------    --------    ---------     --------     --------     -------
Professional Liability Products
   Occurrence/Occurrence-like          $123,331        54%      $126,323        60%        $152,520        62%

   Claims Made                          105,235        45%        83,427        39%          89,253        37%

Other Products                            2,984         1%         2,404         1%           2,653         1%
                                       --------       ----      --------       ----        --------     ------

Direct Premiums Written                $231,550       100%      $212,154       100%        $244,426       100%
                                       ========       ====      ========      =====        ========     ======

MARKETING AND POLICYHOLDER SERVICES

The Company employs various strategies for marketing its products and providing policyholder services. In New Jersey, the Company markets its products to physicians and physician groups principally through medical associations, referrals by existing policyholders, advertisements in medical journals, seminars on health care topics for physicians and direct mail solicitation. The Company's professional liability program has the endorsement of different medical associations. In addition to these direct marketing channels, the Company sells its products through independent brokers and agents who currently produce approximately 47% of the Company's direct premiums written in New Jersey. The Company believes that its broker relationships in New Jersey are important to its ability to grow and sustain its business in that market segment. See "Business -- Business Strategy -- Maintain Close Relationship with the Medical Community."

Outside New Jersey, the Company markets its products exclusively through independent brokers and agents. In 2001, 126 independent brokers and agents actively marketed the Company's products in 24 states and the District of Columbia and produced approximately 73% of the Company's direct premiums written. No national broker or regional agency accounted for more than 16% of the Company's year-end direct premiums written. The Company selects brokers and agents that it believes have demonstrated profitable growth and stability in the medical malpractice insurance industry, strong sales and marketing capabilities, and a focus on selling medical professional liability insurance. Brokers and agents receive market rate commissions and may receive other incentives based on the business they produce. The Company strives to maintain relationships with those brokers and agents who are committed to promoting the Company's products and are successful in producing profitable business for the Company. See "Business -- Business Strategy -- Geographic Focus and Distribution."

The Company also provides risk management services. In addition to supplementing the Company's marketing efforts, these services are designed to reduce potential loss exposures by educating policyholders on ways to improve medical practice and implement risk reduction measures. The Company conducts surveys for medical groups to review their practice procedures and to focus on specific areas in which concerns arise. The Company prepares reports that identify areas of the insured's medical practice that may need attention and provides recommendations to the policyholder. The Company also presents periodic seminars for medical societies and other groups to educate physicians on risk management techniques. These educational programs are designed to increase risk awareness and to reduce the risk of injury to patients and third parties.

UNDERWRITING

The Company maintains all underwriting authority at its home office.

The Company follows consistent and strict procedures with respect to the issuance of all professional liability insurance policies. Individual providers are required to submit an application for coverage along with supporting claims history and proof of licensure. The individual provider applications include information regarding the medical training, current practice and claims history of the applicant. Large groups are required to submit an application for coverage, hard copy loss runs, proof of accreditation, financial statements, copies of contracts with medical providers, information on employed professionals and other information. An account analysis form is completed for each submission and, if coverage is approved, the coverage recommendation and the pricing methodology is added.

Risk management surveys are generally performed prior to quoting a large account to ascertain the insurability of the risk. All written accounts are referred to the Risk Management Department to schedule risk management services. Representatives from the Risk Management Department meet with the insureds to develop programs to control and reduce risk.

The Underwriting Department meets periodically with the Underwriting Committee of the Company to review the guidelines for premium surcharges, cancellations and nonrenewals, any candidates for cancellation or nonrenewal, and all large accounts to be quoted. The Underwriting Committee is composed of senior officers of the Company. The Company maintains quality control through periodic audits at the underwriting and processing levels.

The Company undertook a major re-underwriting of its book of business during 2000 with the objective of increasing the profitability of the business. This re-underwriting project was completed during 2001. As a result of this effort, certain accounts were either non-renewed or re-priced, premium rates were generally increased, and available discounts were substantially reduced or eliminated. Overall premium volume was higher in 2001 compared to 2000, in part due to these actions.

PRICING

The Company establishes, through its underwriting and actuarial staff, rates and rating classifications for its insureds based on loss and loss adjustment expense ("LAE") experience it has developed and on other relevant information. The Company has various rating classifications based on practice location, medical specialty and other factors. The Company has established its pricing for large groups using actuarially sound techniques to analyze the experience of these insureds.

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

In March 2002, the Company announced its intention to place all operations of LP&C into run-off. In addition, the Company announced its intention to limit MIIX's insurance writings to New Jersey and certain mid-Atlantic states and no longer write institutional business. As a result, other (discontinued) business will be written only as required by contractual provisions or regulation. Regional offices in Dallas, Texas and Indianapolis, Indiana were closed in March 2002 as part of the run-off plan, except for claims staff in these offices as well as claims staff in the Lawrenceville home office which have been retained to manage the claims run-off. The Company remains strongly committed to handling claims in a strong, aggressive and professional manner.

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

The determination of loss and LAE reserves involves the projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Included in the Company's claims history are losses and LAE paid by the Company in prior periods, and case reserves for anticipated losses and ALAE developed by the Company's claim department as claims are reported and investigated. Management relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of aggregate reserves reported in the financial statements, including reserves for insured events of prior years, could have an adverse effect on the Company's results of operations for the period in which the adjustments are made. Given the Company's current financial condition, any material increase in its loss reserves could result in its rehabilitation or liquidation.

There are significant inherent uncertainties in estimating ultimate losses in the casualty insurance business. The uncertainties are even greater for companies writing long-tail casualty insurance, such as medical malpractice insurance, and in particular the occurrence or occurrence-like coverages that substantially make up the Company's current reserves. These additional uncertainties are due primarily to the longer period of time during which an insured may seek coverage for a claim in respect of an occurrence or occurrence-like policy as opposed to a claims made policy. With the longer claim reporting and development period, reserves are more likely to be impacted by, among other factors, changes in judicial liability standards and interpretation of insurance contracts, changes in the rate of inflation and changes in the propensities of individuals to file claims. This uncertainty is potentially great in a period of increasing loss severity, such as the present.

The Company offered traditional occurrence professional liability insurance coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. The Company's modified claims made policy is the PPP. See "Business-- Product Offerings." Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP includes "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period and thus is reserved on an occurrence basis. As displayed in the table below, loss and LAE reserves carried for PPP policies and traditional occurrence professional liability policies constitute approximately 70% of the gross loss and LAE reserves at December 31, 2001.

The following table provides a summary of gross loss and LAE reserves by policy type.

         Gross Loss and Loss Adjustment Expense Reserves by Policy Type
                                 (In thousands)

                                             Professional Liability
                              ---------------------------------------------------
                                Occurrence/        % of        Claims       % of                    % of       Total Gross
                              Occurrence-Like      Total        Made        Total       Other       Total        Reserves
                              ---------------      -----      --------      -----      -------      -----      -----------
Gross Reserves Held as of:
December 31, 1999                $837,724          79.5%      $185,497      17.6%      $30,376       2.9%      $1,053,597
December 31, 2000                 850,040          74.4%       282,127      24.7%       10,363       0.9%       1,142,530
December 31, 2001                 832,290          69.5%       357,495      29.9%        7,213       0.6%       1,196,998

As displayed in the above table, the proportion of the gross loss and LAE reserves held on claims made professional liability policies has grown from l7.6% of total gross loss and LAE reserves held at December 31, 1999 to 29.9% at December 31, 2001. This has primarily been the result of the Company's claims-made policy form writings during 1997 through 2001. The majority of policies sold in these new states was claims made. In March 2002, the Company began working with the Virginia Bureau of Insurance to place the insurance operations of its subsidiary, LP&C, into run-off, subject to regulatory and contractual requirements. For the immediate future, the Company expects that New Jersey physician business may constitute a significant majority of its ongoing writings. New Jersey physician business has primarily been written under the occurrence-like PPP policy.

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

          Components of Gross Loss and Loss Adjustment Expense Reserves
                                 (In thousands)

                                Loss and                   Loss and                                             Total
                                ALAE Case      % of        ALAE IBNR      % of          ULAE        % of        Gross
                                Reserves       Total       Reserves       Total       Reserves      Total      Reserves
                                ---------      ------      ---------      ------      --------      -----     ----------
Gross Reserves Held as of:


December 31, 1999                $381,564       36.2%       $640,096       60.8%      $31,937        3.0%     $1,053,597
December 31, 2000                 411,939       36.1%        689,431       60.3%       41,160        3.6%      1,142,530
December 31, 2001                 429,493       35.9%        719,268       60.1%       48,237        4.0%      1,196,998

The Company has issued occurrence policies since 1977 and occurrence-like PPP policies since 1987. There is a significant lag in reporting of incidents or occurrences inherent in the medical malpractice insurance industry. As a result the Company continues to experience reported claims that are alleged to have occurred more than twenty years ago.

The following table illustrates the amount and percentage of gross loss and LAE reserves held by the Company at December 31, 2001 categorized by accident year.

        Gross Loss and Loss Adjustment Expense Reserves By Accident Year
                             As of December 31, 2001
                                 (In thousands)

Accident Year                                    Gross Reserves      % of Total
----------------------------------------------   --------------    ------------

1977-91.....................................           30,826           2.6%
1992........................................            7,864           0.7%
1993........................................           10,403           0.9%
1994........................................           20,774           1.7%
1995........................................           28,895           2.4%
1996........................................           57,142           4.8%
1997........................................          114,381           9.6%
1998........................................          181,270          15.1%
1999........................................          252,855          21.1%
2000........................................          264,759          22.1%
2001........................................          227,829          19.0%
                                                 ------------         ------
Total Gross Reserves held by the Company....     $  1,196,998         100.0%
                                                 ============         ======

As shown in the above tables, at December 31, 2001: approximately 70% of gross reserves are occurrence based; over 60% of gross reserves are IBNR reserves; and approximately 87% of gross reserves relate to the most recent five accident years, which are the most immature (and therefore the most subject to variability) in terms of loss development.

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

Initially, the Company establishes its best estimate of loss and LAE reserves using pricing assumptions. The reserves are evaluated every quarter and annually and are adjusted thereafter as circumstances warrant. These periodic evaluations include a variety of loss development techniques that incorporate various data accumulated in the claims settlement process including paid and incurred loss data, accident year development statistics and loss ratio analyses. Important in these analyses are considerations of the amounts for which claims have settled in comparison to case reserves held at settlement. Case reserves are eliminated upon settlement of related claims. Actual settlement amounts above or below case reserves are regularly evaluated to determine whether estimated ultimate losses by accident year, including IBNR reserves, should be adjusted. Changes to aggregate reserves reported in the financial statements are made based upon the extent and nature of these variances over the long claim development period together with changes in estimates of the total number of claims to be settled. The Company's evaluations are performed by internal staff. At December 31, 2001, the internal evaluation was supplemented with a review of major reserve components performed by an outside actuarial firm. As a final test of management's determination as to whether it believes that aggregate reserves reported in the financial statements are adequate and appropriate, management considers the detailed analysis performed by the actuarial staff of its independent auditors in connection with the audit of the Company's financial statements.

Recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. The Company's loss and LAE reserves have been adjusted significantly upward from prior year recorded amounts in each of the last two years. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition, risk based capital and other regulatory trigger points or results of operations. See "Risks and Uncertainties."

Activity in the liability for unpaid losses and loss adjustment expenses gross of reinsurance is summarized as follows:

                                                            Years Ended December 31,
                                                     --------------------------------------
                                                       2001           2000           1999
                                                     --------       --------       --------
                                                                 (In thousands)
Balance as of January 1, gross of reinsurance
  recoverable...................................   $1,142,530     $1,053,597     $  951,659

Incurred related to:
     Current year...............................      230,399        276,261        254,570
     Prior years................................      117,881         47,212         16,514
                                                   ----------     ----------     ----------
Total incurred..................................      348,280        323,473        271,084
                                                   ----------     ----------     ----------
Paid related to:
     Current year...............................        2,570          4,535          4,622
     Prior years................................      291,242        230,005        164,524
                                                   ----------     ----------     ----------
Total paid......................................      293,812        234,540        169,146
                                                   ----------     ----------     ----------
Balance at end of period, gross of reinsurance
  recoverable...................................    1,196,998      1,142,530      1,053,597
Reinsurance recoverable.........................      463,275        432,046        406,409
                                                   ==========     ==========     ==========
Balance at end of period, net of reinsurance....   $  733,723     $  710,484     $  647,188
                                                   ==========     ==========     ==========

The Company increased prior year gross reserves by $117.9 million, $47.2 million and $16.5 million during 2001, 2000 and 1999, respectively. Notwithstanding management's analysis and determination in setting its best estimate of aggregate reserves reported in the financial statements, which may or may not require adjustments to aggregate prior year reserves, management regularly evaluates, and adjusts when appropriate, its estimates of accident year ultimate losses and LAE (i) as part of its pricing analyses, (ii) as part of its evaluation of the effectiveness of its reinsurance programs and (iii) for reporting to regulatory authorities such as the Internal Revenue Service and the state insurance departments. Accordingly, reserves established for losses and LAE on individual accident years may experience greater volatility than aggregate reserves reported in the Company's financial statements. Individual accident year reserves cover a smaller amount of business over a shorter period of time than do the aggregate reserves, which are an accumulation of reserves pertaining to all accident years. Estimated ultimate losses and LAE associated with individual accident years were adjusted in 2001, 2000 and 1999. The following table presents the estimated ultimate losses and LAE gross of reinsurance (including changes in such estimates) by accident year:

                                           Accident Year Development
                                                 (In thousands)

                                                                                                      Changes in Estimated
                                                                                                     Ultimate Losses and LAE
                                                         Estimated Ultimate                            for the Years Ended
                                                 Losses and LAE as of December 31,                         December 31,
                                      ----------------------------------------------------     -------------------------------------
Accident Year                            1998          1999          2000          2001           1999         2000          2001
-------------                         ----------    ----------    ----------    ----------     ----------  ------------   ----------
1991 and Prior                        $1,107,044    $1,093,029    $1,106,260    $1,109,790     $  (14,015)   $ 13,231     $   3,530
1992                                     112,404       112,488       114,955       114,650             84       2,467          (305)
1993                                     121,990       118,450       109,686       107,844         (3,540      (8,764)       (1,842)
1994                                     154,063       144,513       143,651       152,787         (9,550)       (862)        9,136
1995                                     165,973       169,024       155,128       156,665          3,051     (13,896)        1,537
1996                                     174,681       178,048       179,902       186,510          3,367       1,854         6,608
1997                                     195,469       213,762       205,156       226,797         18,293      (8,606)       21,641
1998                                     214,413       233,237       242,349       278,821         18,824       9,112        36,472
1999                                                   254,570       307,246       332,052                     52,676        24,806
2000                                                                 276,261       292,559                                   16,298
2001                                                                 230,399
                                      ----------    ----------    ----------    ----------     ----------  ------------   ----------

Total Estimated Ultimate Losses
and LAE                               $2,246,037    $2,517,121    $2,840,594    $3,188,874     $   16,514  $     47,212   $ 117,881
                                      ----------    ----------    ----------    ----------     ==========  ============   ==========
Less:  Total Paid Loss and LAE        $1,294,378    $1,463,524    $1,698,064    $1,991,876
                                      ----------    ----------    ----------    ----------
Gross Loss and LAE Reserves as
of December 31                        $  951,659    $1,053,597    $1,142,530    $1,196,998
                                      ==========    ==========    ==========    ==========

The accident year reserve development detailed in the above table is indicative of the potential volatility of accident year reserve estimates. Management believes that the level of volatility experienced and reflected therein, which ranged up to plus or minus 15% of estimated accident year ultimate losses at December 31, 2001, is not unreasonable for the medical malpractice line of business.

Specific factors noted in management's actuarial analysis that gave rise to the accident year reserve development in 2001 included the following. Overall reserves across all accident years were adjusted significantly to reflect increased loss severity seen during 2001. Claims were adjudicated or settled at higher values than the Company had previously experienced. This increase in severity was seen primarily in the Company's Pennsylvania institutions book, and to a lesser degree in the Company's core New Jersey physician book as well as in the physician business in many other states, including, most particularly, Pennsylvania, Texas and Ohio. Development on older accident years up through 1996 primarily reflects this severity trend in Pennsylvania and New Jersey. Development on accident years 1997 through 2000 was primarily composed of increases to Pennsylvania physician and institutional reserves as well as increases to reserves on physician business in states outside of New Jersey and Pennsylvania. The increases to reserves held on business outside of New Jersey and Pennsylvania reflected increased severity as well as, to a lesser extent, greater than previously anticipated loss frequency.

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

On a net of reinsurance basis, the activity in the liability for unpaid losses and LAE is summarized as follows:


                                                               Years Ended December 31,
                                                      ------------------------------------------
                                                         2001             2000             1999
                                                      ---------        ---------        ---------
                                                              (In thousands)
Balance as of January 1, net of
  reinsurance recoverable..........................  $  710,484       $  647,188       $  625,864

Net reserves acquired in acquisition
 of the Underwriter................................           0                0            8,286

Incurred related to:
     Current year..................................     203,975          227,921          189,000
     Prior years...................................      46,793           51,303          (14,014)
                                                     ----------       ----------       ----------
Total incurred.....................................     250,768          279,224          174,986
                                                     ----------       ----------       ----------
Paid related to:
     Current year..................................       2,571            4,535            4,589
     Prior years...................................     224,958          211,393          157,359
                                                     ----------       ----------       ----------
Total paid.........................................     227,529          215,928          161,948
                                                     ----------       ----------       ----------
Balance at end of period, net of
  reinsurance recoverable..........................     733,723          710,484          647,188
Reinsurance recoverable............................     463,275          432,046          406,409
                                                     ----------       ----------       ----------
Balance at end of period, gross of reinsurance.....  $1,196,998       $1,142,530       $1,053,597
                                                     ----------       ----------       ----------

Net loss and LAE reserves reported in accordance with statutory accounting principles were $103.3 million lower than the net loss and LAE reserves displayed above at January 1, 1999. The difference relates to a 1992 contract accounted for using deposit accounting for GAAP reporting. The Company commuted this contract on September 30, 1999, and there was no difference at December 31, 1999, 2000 and 2001 between net loss and LAE reserves reported on a GAAP basis and those reported in accordance with statutory accounting principles.

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

The tables reflect the effect of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $100,000 was first reserved in 1991 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1991 through 1995 shown below. The tables present development data by calendar year and do not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

TABLE I.  LOSS AND LAE RESERVES DEVELOPMENT - GROSS

                              1991      1992      1993      1994      1995      1996      1997        1998       1999        2000
                              ----      ----      ----      ----      ----      ----      ----        ----       ----        ----
                                                                          (In thousands)
LOSS AND LAE RESERVES       $593,828  $629,064  $667,200  $688,455  $748,660  $795,449  $876,721    $951,659  $1,053,597 $1,142,530

LIABILITY REESTIMATED AS
OF:
   One year later            583,133   616,042   623,988   688,455   748,660   795,654   880,543     968,173   1,100,809  1,260,411
   Two years later           570,108   572,831   623,986   688,450   744,130   793,170   878,233     962,709   1,202,392
   Three years later         532,877   572,831   623,989   689,122   739,106   772,567   863,657   1,039,486
   Four years later          532,878   572,871   624,567   674,224   715,136   766,597   903,962
   Five years later          540,067   570,424   606,219   647,203   707,312   785,261
   Six years later           538,126   570,390   588,748   653,275   719,368
   Seven years later         539,298   556,459   595,682   663,794
   Eight years later         525,283   572,157   597,065
   Nine years later          538,514   575,382
   Ten years later           542,044
CUMULATIVE REDUNDANCY
(DEFICIENCY)                  51,784    53,682    70,135    24,661    29,292    10,188   (27,241)  (87,827)  (148,795)     (117,881)


                               1991     1992      1993      1994      1995       1996     1997      1998        1999        2000
                               ----     ----      ----      ----      ----       ----     ----      ----        ----        ----
                                                                          (In thousands)

CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later           $ 79,239  $ 83,837  $ 83,522  $ 98,053  $116,532  $101,217  $141,954    $164,524  $  230,005  $ 291,242
   Two years later           161,532   165,737   179,714   212,284   214,484   231,755   298,785     370,911     497,982
   Three years later         238,998   256,860   284,828   293,323   332,920   373,232   470,693     588,348
   Four years later          318,934   348,868   343,563   407,357   452,055   514,813   634,094
   Five years later          389,638   395,242   436,921   492,388   553,205   629,774
   Six years later           413,413   462,920   486,861   552,039   621,022
   Seven years later         459,668   493,034   524,025   594,337
   Eight years later         479,717   517,161   548,388
   Nine years later          495,748   537,106
   Ten years later           511,634


TABLE II.  LOSS AND LAE RESERVES DEVELOPMENT - NET


                               1991     1992      1993      1994      1995      1996      1997        1998       1999       2000
                               ----     ----      ----      ----      ----      ----      ----        ----       ----       ----
                                                                      (In thousands)

LOSS AND LAE
RESERVES-GROSS              $593,828  $629,064  $667,200  $688,455  $748,660  $795,449  $876,721    $951,659  $1,053,597 $1,142,530
REINSURANCE RECOVERABLE ON
UNPAID LOSSES                  8,265     3,037    62,682   112,917   165,729   221,749   270,731     325,795     406,409    432,046
                            --------  --------  --------  --------  --------  --------  --------    --------  ---------- ----------
                             585,563   626,027   604,518   575,538   582,931   573,700   605,990     625,864     647,188    710,484
LIABILITY REESTIMATED AS
OF:
   One year later            581,453   600,655   559,518   575,538   582,931   573,700   603,906     611,850     698,491    757,277
   Two year later            560,688   555,656   559,518   575,538   582,931   573,321   603,809     649,454     738,008
   Three years later         521,671   555,656   559,518   575,538   580,883   588,477   627,292     678,666
   Four years later          521,828   555,655   559,518   575,124   579,766   595,479   611,087
   Five years later          529,008   555,656   559,133   566,608   587,836   587,991
   Six years later           525,111   555,484   548,242   576,831   586,777
   Seven year later          524,574   541,142   561,953   580,940
   Eight years later         510,517   557,594   564,486
   Nine years later          524,772   559,570
   Ten years later           527,802
CUMULATIVE REDUNDANCY
(DEFICIENCY)                  57,761    66,457    40,032    (5,402)   (3,846)  (14,291)   (5,097)    (52,802)    (90,820)   (46,793)


                               1991     1992      1993      1994      1995      1996      1997       1998        1999       2000
                               ----     ----      ----      ----      ----      ----      ----       ----        ----       ----
                                                                      (In thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later           $ 79,239  $ 83,212  $ 82,572  $ 97,496  $116,194  $ 84,276  $134,666    $157,359   $ 211,393  $ 224,958
   Two years later           161,532   164,469   178,357   211,426   197,370   214,404   284,887     345,305     413,084
   Three years later         238,998   255,586   283,370   278,571   315,743   365,517   439,372     496,456
   Four years later          318,928   347,493   328,836   392,522   437,779   492,617   536,488
   Five years later          389,579   381,408   422,194   478,731   524,447   550,600
   Six years later           401,000   449,086   473,702   523,901   549,919
   Seven years later         447,255   479,987   508,269   544,626
   Eight years later         468,091   503,373   528,303
   Nine years later          483,654   523,319
   Ten years later           499,539

The aggregate excess reinsurance contracts, in place from 1993 through 1999, provide coverage above aggregate retentions for losses and ALAE other than certain losses and ALAE retained by LP&C and losses and ALAE retained by MIIX or reinsured under other insignificant reinsurance contracts. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE for years 1993 through 1999 at a constant level as long as such losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits. Ceded losses and ALAE have remained within coverage limits in each year since 1993. The aggregate excess reinsurance contracts for 2000 and 2001 cover New Jersey and Pennsylvania physician business only. The adjustments to net reserves in 2001 and 2000 relate to losses and LAE not covered by the aggregate reinsurance contracts, including, primarily, losses and ALAE for accident years 2001 and 2000 associated with business other than New Jersey and Pennsylvania physician business, losses and ALAE for accident years 1992 and prior, losses and ALAE for accident years since 1997 retained by LP&C and ULAE.

General liability incurred losses have been about 1.0% of medical malpractice incurred losses over the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. The Company's loss and LAE reserves have been adjusted significantly upward from prior year recorded amounts in each of the last two years. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition or results of operations.

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

The Company reinsures its risks primarily under two reinsurance contracts, the Specific Contract and the Aggregate Contract. During 2001, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $25 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. Property coverage was also available under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per loss per policy. The Company retains a 10% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that just described for several years.

The Aggregate Contract in 2001 provided coverages on an aggregate excess of loss and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured on an underwriting year basis as a 75% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that just described since 1993. See "Business -- Loss and LAE Reserves -- Table II -- Loss and LAE Reserves Development -- Net."

Each of the aggregate excess reinsurance contracts contains an adjustable premium provision that may result in changes to ceded premium and related funds held charges, based on loss experience under the contract. During 2001, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $61.7 million, resulting in a net additional premium charge of $45.4 million and net additional funds held charges of $19.8 million. During 2000, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $20.9 million, resulting in net additional premium charges of $18.8 million and a net reduction in funds held charges of $13.0 million. During 1999, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $15.3 million, resulting in net additional premium charges of $10.1 million and net additional funds held charges of $0.2 million. Each of the aggregate excess reinsurance contracts also contains a profit sharing provision whereby a significant portion of any favorable gross loss and ALAE reserve development may ultimately be returned to the Company once all subject losses and ALAE have been paid or the contract has been commuted. Profit sharing is recorded by the Company after the funds withheld balance related to an aggregate excess reinsurance contract exceeds the related ceded reserves, after any adjustments under the adjustable premium provisions. Profit sharing is recorded as an offset to funds held charges and to the funds withheld liability.

Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX Insurance Company or its predecessor, Medical Inter-Insurance Exchange of New Jersey, fall below B+. On February 21, 2002, A.M. Best lowered the rating of MIIX Insurance Company to B-. On March 22, 2002, A.M. Best again lowered the rating of MIIX Insurance Company, to C+. The Company is working with reinsurers to establish the required trust accounts and move invested assets into trusts in accordance with contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX Insurance Company or its predecessor, Medical Inter-Insurance Exchange of New Jersey is obligated to accept. For contract years beginning November 1, 1999 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 1999, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. No funds withheld balances are below $500,000 or in a loss position.

The major elements of ceded reinsurance activity are summarized in the following table:

                                             For the Years Ended December 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
                                                      (In thousands)

Ceded premiums earned....................   $67,529       $46,463       $47,962
Ceded Losses and LAE.....................    97,509        44,248        96,077
Funds held charges.......................    42,476         7,502        14,338

Credit risk from reinsurance is controlled by placing the reinsurance with large, highly rated reinsurers and by collateralizing amounts recoverable from reinsurers. The following table identifies the Company's most significant reinsurers, the total amount recoverable from them for unpaid losses, prepaid reinsurance premiums and other amounts as of December 31, 2001, and collateral held by the Company in the form of funds withheld and letters of credit as of December 31, 2001. No other single reinsurer's percentage participation in 2001 exceeded 5% of the total reinsurance recoverable at December 31, 2001.

                                                      At December 31, 2001
                                              ---------------------------------
                                              Total Amounts     Total Amount of
Reinsurer                                      Recoverable      Collateral Held
                                              -------------     ---------------
                                                       (In thousands)

Hannover Reinsurance (Ireland) Ltd...........    $236,262          $245,339
Eisen und Stahl Reinsurance (Ireland) Ltd....      58,023            61,835
Scandinavian Reinsurance Company Ltd.........      37,226            41,084
London Life and Casualty Reinsurance
   Corporation...............................      64,502            65,590
Underwriters Reinsurance Company (Barbados)..      91,677            90,170
European Reinsurance.........................      37,484            36,640

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist it in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables. No assurance can be given, however, regarding the future ability of any of the Company's reinsurers to meet their obligations should such obligations ultimately exceed the collateral held.

Reinsurance Assumed. The Company assumed reinsurance under various contracts with assumed written premiums of $0.4 million, $14.0 million and $12.7 million in 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, $0.4 million,
$13.9 million and

$12.7 million of the assumed written premiums related to an excess of loss contract providing medical professional liability coverage on an institutional account. This excess of loss contract was non-renewed at December 31, 2000. As the result of a claims audit conducted during 2001, the Company has identified significant items of dispute with the ceding company under this assumed reinsurance contract. The parties are in the process of selecting an arbitration panel to address the dispute. Assumed premiums in 2001 represent adjustment premiums in accordance with terms of the contract.

INVESTMENT PORTFOLIO

An important component of the operating results of the Company has been the return on its invested assets. Such investments are made by investment managers and internal management under policies established at the direction of the Company's Board of Directors. The Company's current investment policy has placed primary emphasis on investment grade, fixed maturity securities and maximization of after-tax yields while minimizing credit risks of the portfolio. The Company currently uses three outside investment managers for fixed maturity securities. At December 31, 2001 and 2000, the average credit quality of the fixed income portfolio was AA. The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity investments are held as available-for-sale.


                                                     December 31, 2001               December 31, 2000
                                                --------------------------      --------------------------
                                                  Cost or                         Cost or
                                                 Amortized         Fair          Amortized         Fair
                                                    Cost           Value            Cost           Value
                                                ----------      ----------      ----------      ----------
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies..................................    $   54,495      $   55,038      $  141,781      $  144,709
Obligations of states and political
  subdivisions..............................       123,079         122,082         158,749         164,928
Foreign securities - U.S. dollar
  denominated...............................        35,942          35,553          45,757          44,611
Corporate securities........................       413,433         404,103         418,737         396,553
Mortgage-backed and other asset-backed
  securities................................       434,550         438,158         419,033         420,383
                                                ----------      ----------      ----------      ----------
Total fixed maturity investments............     1,061,499       1,054,934       1,184,057       1,171,184
Equity investments..........................         7,081           6,623           6,880           5,837
Short-term..................................       166,501         166,501          82,291          82,291
                                                ----------      ----------      ----------      ----------
   Total investments........................    $1,235,081      $1,228,058      $1,273,228      $1,259,312
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

The table below contains additional information concerning the investment ratings of the fixed maturity investments at December 31, 2001:

                                                                                     Percentage of
S&P Rating of Investment (1)                           Amortized Cost   Fair Value    Fair Value
--------------------------------------------           --------------   ----------   -------------
                                                              (In thousands)
AAA (including U.S. Government and Agencies).......     $  500,051      $  501,571       47.6%
AA.................................................        112,106         110,114       10.4%
A..................................................        234,752         237,746       22.5%
BBB................................................        141,157         141,450       13.4%
Other Ratings (below investment grade).............         73,372          63,982        6.1%
Not Rated..........................................             61              71        0.0%
                                                        ----------      ----------      ------
   Total...........................................     $1,061,499      $1,054,934      100.0%
                                                        ==========      ==========      ======

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Rating Services ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by another nationally recognized ratings agency were used.

The following table sets forth certain information concerning the maturities of fixed maturity investments in the investment portfolio as of December 31, 2001 by contractual maturity:

                                                         Amortized         Fair         Percentage of
Maturity of Investment                                      Cost           Value          Fair Value
---------------------------------------------------     ----------      ----------      -------------
                                                              (In thousands)

Due one year or less...............................     $   34,014      $   34,557            3.3%
Due after one year through five years..............        130,290         132,156           12.6%
Due after five years through ten years.............        211,092         205,121           19.4%
Due after ten years................................        247,527         240,770           22.8%
Mortgage-backed and other asset-backed securities..        434,550         438,158           41.5%
Preferred stock....................................          4,026           4,172            0.4%
                                                        ----------      ----------          -----
   Total ..........................................     $1,061,499      $1,054,934          100.0%
                                                        ==========      ==========          =====

The average effective maturity and the effective duration of the securities in the fixed maturity portfolio (excluding short-term investments) as of December 31, 2001, was 6.72 years and 4.64 years, respectively.

The mortgage-backed portfolio represents approximately 26.52% of the total fixed income portfolio and is allocated equally across "standard" and "more complex" securities, while the asset-backed portfolio represents approximately 15.01% of the total fixed income portfolio.

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

COMPETITION

According to A.M. Best, in 2000 there were 325 companies nationally that wrote medical professional liability insurance. In New Jersey, where approximately 49% of the Company's premiums were written for the year ended December 31, 2001, as well as in the surrounding states, the Company's principal competitors include the Princeton Insurance Companies, ProMutual Group, ProNational Insurance Group, Medical Protective Company, Clarendon Insurance Group and Pennsylvania Medical Society Liability Insurance Company. Substantially all of these companies rank among the top 20 medical malpractice insurers nationally and are actively engaged in soliciting insureds in the states in which the Company writes insurance. Many of the Company's current and potential competitors have greater financial resources and stronger A.M. Best ratings than the Company. The Company believes that the principal competitive factors, in addition to pricing, include financial stability and A.M. Best ratings, breadth and flexibility of coverage, and the quality and level of services provided.

The Company plans to compete by, among other things, maintaining a close relationship with the health care community, maintaining underwriting discipline with a strong clinical focus and differentiating itself through superior claims, risk management and customer services. As a result of recent developments in the marketplace, including poor financial performance and the exit of several companies that had meaningful market share in various states, there is an increasing lack of capacity in the medical malpractice insurance market. The Company believes this should have the impact of allowing for greater acceptance of higher rates charged on policies in most of the states where the Company operates. All markets in which the Company now writes insurance and in which it expects to continue to compete have certain competitors with substantially greater financial and operating resources than the Company.

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

Holding Company Regulation. As part of a holding company system, MIIX, LP&C and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. In addition to regulation by Virginia, LP&C is also subject to the Holding Company Act requirements of Texas because Texas determined in December, 2001, that LP&C met the threshold for designation as a commercially domiciled insurer. In general, a state's Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Material changes or additions to this information must be reported to the domiciliary regulatory agency within fifteen days after the end of the month in which the change or addition occurred. Certain transactions between an insurance company and its affiliates, including sales, loans or investments may not be entered into unless the insurer has provided written notice to the domiciliary regulatory agency at least thirty days prior to entering into the transaction, and the regulatory agency has either approved or has not disapproved the transaction within that 30-day period. In New Jersey, transactions with affiliates involving (i) loans, sales, purchases, exchanges, extensions of credit, investments, guarantees, or other contingent obligations which within any 12 month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus as regards policyholders, whichever is lesser, (ii) reinsurance agreements or modifications in which the reinsurance premium or a change in the insurer's liabilities equals or exceeds 5% of the insurer's surplus as regards policyholders, and (iii) all management agreements, service contracts and all cost-sharing arrangements are subject to the 30-day prior notice and non-disapproval requirement. In Virginia, similar affiliated transactions may not be entered into unless the insurer has provided prior written notice to the Virginia Bureau of Insurance and the Bureau has either approved the transaction or has not disapproved the transaction within sixty days after the insurer provides notice of the transaction to the Bureau. In New York, (i) sales, purchases, exchanges, loans or extensions of credit, or investments which within any twelve month period aggregate to more than 0.5% but less than 5% of the insurance company's admitted assets as of the end of the company's last fiscal year, (ii) reinsurance treaties or agreements,
(iii) the rendering of services on a regular or systematic basis, and (iv) certain material transaction may not be entered into unless the insurer has notified the New York Insurance Department in writing at least thirty days prior to entering the transaction and the Department has not disapproved of such transaction within the thirty-day period. See "Business -- Regulation -- Risk-Based Capital."

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

The Holding Company Act also provides that the acquisition or change of "control" of a domestic insurance company or of any person or entity that controls such an insurance company cannot be consummated without prior regulatory approval. In general, a presumption of "control" arises from the ownership of voting securities and securities that are convertible into voting securities, which in the aggregate constitute 10% or more of the voting securities of the insurance company or of a person or entity that controls the insurance company, such as The MIIX Group. A person or entity seeking to acquire "control," directly or indirectly, of the Company would generally be required to file an application for change of control containing certain information required by statute and published regulations and provide a copy of the application to the Company. The Holding Company Act and other insurance laws also effectively restrict the Company from consummating certain reorganizations or mergers without prior regulatory approval.

Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act of the State of New Jersey limits the ability of MIIX to pay dividends to The MIIX Group. MIIX may not pay an extraordinary dividend or distribution until 30 days after providing notice of the declaration of such dividend or distribution to the New Jersey Insurance Commissioner and the Commissioner has not disapproved the payment within such 30-day period. An extraordinary dividend or distribution is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary's statutory net income, excluding realized capital gains, of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. The law further requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment of the dividend is approved or not disapproved as an extraordinary dividend or distribution. In addition, a New Jersey insurance company is required to give the New Jersey Department notice of any dividend after declaration, but prior to payment. See "Note 9 of the Notes to Consolidated Financial Statements and Market for Registrant's Common Equity and Related Stockholders Matters - Dividends."

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

Examination of Insurance Companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last completed periodic financial examination of the Exchange, based on December 31, 1996 financial statements, was completed on November 24, 1999, and a report was issued on December 1, 1999. MIIX's periodic financial examination based on December 31, 2000, began in May, 2001 and is scheduled to be completed during 2002. In addition, the New Jersey Department of Banking and Insurance is currently performing a review of MIIX's loss and LAE reserves. The last periodic financial examination of LP&C, based on December 31, 1999 financial statements, was completed on May 5, 2000, and a report was issued on October 20, 2000. The issued report included an examination adjustment to loss and LAE reserves of $29.3 million, the amount derived from the Company's loss reserve study at June 30, 2000, and was recorded by the Company at June 30, 2000. During 2001, LP&C was subject to a targeted examination of the loss reserves held at December 31, 2000 and a report was issued on February 28, 2002. The issued report concluded that the carried reserves of LP&C fell within a reasonable range as determined by the independent actuary hired by Virginia to conduct the study. Further, the issued report referenced the findings of the independent actuary hired by New Jersey to review the carried reserves of MIIX, who concluded that MIIX's carried reserves fell within a reasonable range. The Virginia Bureau of Insurance is currently conducting a review of LP&C's loss and LAE reserves as of December 31, 2001. Either insurance regulator could require further increases to recorded reserves. Various states also conduct "market conduct examinations" which are unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms and company operations in general. The Company has not undergone a market conduct examination.

Risk-Based Capital. In addition to state-imposed insurance laws and regulations, insurers are subject to the general statutory accounting practices and procedures and the reporting format of the National Association of Insurance Commissioners (the "NAIC"). The NAIC's methodology for assessing the adequacy of statutory surplus of property and casualty insurers includes a risk-based capital ("RBC") formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital to its "authorized control level" of RBC. At the varying levels of RBC, the Company is subject to the following regulatory attention:

       - Company Action Level - below which a company submits a plan for corrective action.

       - Regulatory Action Level - below which a company must file a corrective action plan that details the insurer's corrective actions to raise additional statutory capital over the next four years. The plan must be approved by the state Insurance Commissioner, who may also perform an examination of the insurer's financial position.

       - Authorized Control Level - below which the Insurance Commissioner is authorized to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, which, in turn, may result in rehabilitation or, ultimately, liquidation.

       - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control which, in turn, may result in rehabilitation or, if deemed appropriate, liquidation.

At December 31, 2001, MIIX's Risk-Based Capital was $122.0 million which is within the Regulatory Action Level, at approximately 142% of Authorized Control Level, which required MIIX to prepare and submit a corrective action plan to raise additional statutory capital over the next four years to the Insurance Commissioner of the New Jersey Department of Banking and Insurance. The plan must be approved by the New Jersey Insurance Commissioner, who may perform an examination of the insurer's financial position. Included in MIIX's RBC at December 31, 2001 is an $18.1 million inter-company note receivable from Hamilton National Leasing ("HNL"). In March 2002, the Company executed a letter of intent to sell HNL. The Company expects the note receivable will be repaid upon the consummation of the sale of HNL, which is anticipated to occur in the second quarter of 2002. In the event that the sale of HNL does not close as currently anticipated, the note receivable may be considered non-admitted for statutory reporting purposes. At December 31, 2001, LP&C's RBC was at the Mandatory Control Level, at approximately 18% of Authorized Control Level, which authorizes the Virginia Insurance Commissioner to place LP&C under regulatory control that may result in rehabilitation or, ultimately, liquidation. On March 14 and 15, 2002, the Company made contributions of capital to LP&C totaling $2,125,000 in order to meet minimum statutory capital requirements in Virginia of $4 million. LP&C entered into a consent order with the Virginia Bureau of Insurance on February 22, 2002, in which it agreed not to solicit or issue any new or renewal business in any jurisdiction, in accordance with applicable laws. LP&C and the Bureau entered into a second consent order on March 6, 2002, requiring LP&C to obtain the Bureau's prior written consent before entering into certain material transactions not in the ordinary course of business, as set forth in the order, including selling or encumbering assets, lending or disbursing funds, incurring debt, modifying reinsurance treaties with affiliates, changing directors or officers of the company, merging the company or paying dividends to stockholders. MIIX New York did not write any premium during 2001, and therefore the RBC ratio is not meaningful for that period.

NAIC-IRIS Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. At December 31, 2001, MIIX had two ratios (two-year overall operating ratio and change in policyholders' surplus) outside the usual range. At December 31, 2000, MIIX had one ratio (change in policyholders' surplus) outside the usual range. The ratios outside the usual range reflect the loss reserve strengthening in 2001 and 2000. At December 31, 2001, LP&C had eight ratios (gross premiums to policyholders' surplus, net premiums written to policyholders' surplus, two-year overall operating ratio, change in policyholders' surplus, liabilities to liquid assets, gross agents' balances to policyholders' surplus, one-year reserve development to policyholders' surplus and two-year reserve development to policyholders' surplus outside of the usual range. At December 31, 2000, LP&C had three ratios (two-year overall, change in surplus and two-year reserve development to policyholders' surplus) outside the usual range. These ratios outside the usual range reflect the loss reserve strengthening in 2001 and 2000, the increase in premiums written during the early years of operation, capital contributions by MIIX and the increased cost of LP&C's business, as LP&C was acquired in 1996 and had no business at that time. IRIS ratio results for MIIX New York are not meaningful because it did not write business in 2000 and 2001.

Regulation of Investments. The Insurance Subsidiaries are subject to state laws and regulations that limit the types of investments each insurance subsidiary may make, require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions. The Company did not have any non-qualifying investments in 2001.

Rates and Policies Subject to Regulation. Pursuant to the New Jersey Insurance Code, a domestic insurer must submit policy forms and endorsements to the Commissioner 30 days prior to the policies becoming effective. If not disapproved by the Commissioner within 30 days, such policy forms are deemed approved. Rates and rating plans must be filed with the New Jersey Commissioner 30 days after becoming effective. In Virginia, an insurer must file policy forms and endorsements with the Bureau of Insurance thirty days prior to the policy forms and endorsements becoming effective, and generally such policy forms and endorsements may be used if not disapproved by the Bureau within the thirty-day period. An insurer must also file rates and rating plans with the Bureau. Rates and rating plans are not effective unless approved by the Bureau, but rates and rate plans are generally deemed approved if 60 days has lapsed since filing and the Bureau has not disapproved the filing. The possibility exists that the Company may be unable to implement desired rates, policies, endorsements, forms, or manuals if such items are disapproved by the applicable regulatory authorities. In the past, substantially all of the Company's rate applications have been approved in the normal course of review. In other states, policy forms usually are subject to prior approval by the regulatory agency while rates usually are "file and use." The New York Insurance Department sets the rates for medical malpractice coverage on an annual basis.

Medical Malpractice Tort Reform. Revisions to certain of New Jersey's statutes governing medical malpractice took effect in 1995. These revisions included raising joint and several liability standards, requiring affidavits of merit, restricting strict liability of health care providers due to defective products used in their practices, and capping punitive damages at the greater of five times compensatory damages or $350,000. These changes were intended to bring stability to the medical malpractice insurance business in New Jersey by making it more feasible for insurers to assess certain risks. Legislation passed in 1996 in Pennsylvania provides, among other things, that plaintiffs in informed consent cases must prove receiving information necessary to form an informed consent would have been a substantial factor in the patient's decision whether to undergo certain procedures, that except for cases alleging intentional misconduct, and that punitive damages assessed against individual defendants be capped at twice the compensatory damages. Courts in Pennsylvania have in certain instances pronounced that the Pennsylvania Medical Professional Liability Catastrophe Loss Fund (the "Cat Fund") be responsible for delay damages. Pennsylvania enacted new reforms on March 19, 2002, that include requiring a patient's medical costs exceeding $100,000 to be paid over time rather than in a lump sum, prohibiting a patient from suing for damages paid by a health insurer, and granting patients seven years from injury to make a claim or until a child's 20th birthday. The law also places the Cat Fund under the Department of Insurance and phases out the fund over six years. The Company continues to analyze the impact of these reforms. Texas tort reform applicable to cases accruing on or after September 1, 1996, bars plaintiffs from recovery if their own negligence is more than 50% responsible for their injuries, while defendants shall generally be jointly and severally liable only if found to be more than 50% responsible. Exemplary damages shall not exceed the greater of $200,000, or two times the economic damage plus the non-economic damage, not to exceed $750,000.

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

Catastrophe Funds. Some states in which the Company writes insurance have established catastrophe fund laws that effectively limit the Company's liability to a level below the Company's typical policyholder limits of coverage. By way of example, for policies issued or renewed after January 1, 2001, Pennsylvania's Catastrophe ("Cat") Fund provides coverage for medical malpractice claims exceeding $500,000 per occurrence for physicians and hospitals and $1.5 million and $2.5 million aggregate per year for physicians and hospitals, respectively. For calendar year 2001 and each year thereafter, the Cat Fund coverage is limited to $700,000 per claim and $2.1 million in the aggregate.

A.M. BEST RATINGS

On February 21, 2002, A.M. Best lowered the Company's rating to B- (Fair) with a negative outlook from A- (Excellent) following the Company's announcement to strengthen reserves at December 31, 2001. On March 22, 2002, A.M. Best again lowered the rating of the Company to C+ (Marginal) from B- (Fair). This rating action reflects A.M. Best's views concerning the Company's weakened capitalization, the potential negative impact of further adverse loss reserve development, and concerns about the Company's ability to repay or refinance its debt obligations.

A.M. Best publications indicate that the "C+" rating is assigned to those companies that in A.M. Best's opinion have the ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity; its book of business; the adequacy and soundness of its reinsurance; the quality and estimated market value of its assets; the adequacy of its loss reserves and surplus; its capital structure; the experience and competence of its management; and its market presence.

EMPLOYEES

The Company employed approximately 215 persons at December 31, 2001. During March, 2002, the Company reduced the number of employees to approximately 180 persons. Additional employee reductions of approximately 50 persons are planned for the remainder of 2002. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who currently serve executive officers of The MIIX Group. The MIIX Group has five executive officers, Ms. Costante, Mr. Grab, Mr. Gerson, Mr. Redman and Ms. Williams.

Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Shareholders to be held May 9, 2001 (the "Proxy Statement").

Name                        Position
----                        --------

Patricia A. Costante        President, Chief Executive Officer and Director

Stewart J. Gerson           Senior Vice President, Chief Financial Officer
                            and Treasurer

Edward M. Grab              Senior Vice President

Thomas M. Redman            Senior Vice President, Chief Financial Officer
                            and Treasurer

Catherine E. Williams       Senior Vice President

Mr. Redman has been the Company's Senior Vice President, Chief Financial Officer and Treasurer during the most recent fiscal year and will continue to serve in such capacity until the filing of this Annual Report on Form 10-K. Mr. Gerson will assume the positions of Senior Vice President, Chief Financial Officer and Treasurer immediately thereafter.

Patricia A. Costante, (45) Director since 2001. Patricia A. Costante currently serves as President and Chief Executive Officer for the Company. Before being named CEO, Ms. Costante was the Chief Operating Officer. Prior to serving as Chief Operating Officer, she was Senior Vice President responsible for the sale and delivery of all products and services to the New Jersey physician market. Prior to being named Senior Vice President, Ms. Costante was President of MIIX Healthcare Group, Inc. a subsidiary of New Jersey State Medical Underwriters, Inc. ("Underwriter").

Ms. Costante received a Master of Business Administration from the Stern School of Business/New York University. She also received a Master of Social Work in Healthcare and a post-Master certification in Human Services Administration from Rutgers - The State University of New Jersey. She is an adjunct faculty member of Rutgers, where she teaches healthcare management at the graduate level.

Ms. Costante is Deputy Editor, New Jersey Medicine, Journal of the Medical Society of New Jersey; Member, Board of Trustees, Catholic Charities, Diocese of Trenton; Member, Board Development Committee, Catholic Charities, Diocese of Trenton; Chair, Physician Service Committee, Catholic Charities, Diocese of Trenton. Ms. Costante is also a Diplomate, American College of Healthcare Executives; Diplomate, American Association of Healthcare Consultants; a Certified Healthcare Consultant; and Member, American Association of Medical Society Executives.

She is a frequent author and lecturer on professional medical liability issues, healthcare compliance, clinical practice and program development.

Stewart J. Gerson, (46) is Senior Vice President and Chief Financial Officer responsible for the financial operations. Mr. Gerson Joined MIIX in 2002.

Before joining MIIX, Mr. Gerson held the position of Senior Vice President and Chief Financial Officer and Treasurer of Caliber One Indemnity Company. Prior to joining Caliber One, Mr. Gerson spent five years with Reliance Insurance Group in Philadelphia as Senior Vice President and Treasurer, and most recently as Senior Vice President, Chief Financial Officer and Treasurer.

Mr. Gerson received his Bachelors of Business Administration degree in accounting, magna cum laude, from Bernard M. Baruch College, City University of New York, in 1977. He is a Certified Public Accountant, and is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, the Financial Executives Institute, the Society of Insurance Financial Management and the Philadelphia Treasurer's Club. Mr. Gerson is also a member of the Board of Directors and Treasurer of the National Liberty Museum, Philadelphia.

Edward M. Grab, (46) is currently Senior Vice President primarily responsible for all development and implementation of underwriting guidelines nationwide. Mr. Grab joined MIIX in 1999 with more than 25 years of commercial insurance experience. Before joining MIIX, he was Vice President and Actuary for Zurich Financial Services where he directed the actuarial department in support of four strategic business units with a combined book of $1 billion. Previously he was Assistant Vice President, Actuarial Pricing Manager at Selective Insurance Group, and spent a number of years in actuarial and management positions at Crum & Forster Insurance Group.

Mr. Grab received his Bachelor of Science degree, cum laude, in Actuarial Science from the College of Insurance. He is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.

Thomas M. Redman, (44) became Senior Vice President and Chief Financial Officer in 1999. Mr. Redman has served in several capacities with the Company, including Vice President Finance of MIIX Insurance Company, since 1997. He is a Certified Public Accountant and Chartered Property and Casualty Underwriter. Before joining MIIX, Mr. Redman held a number of corporate finance positions with John Hancock Property and Casualty Insurance Companies from 1985 to 1993 culminating in the positions of Senior Vice President and Chief Financial Officer of John Hancock Management Company and President of John Hancock Insurance Company of Bermuda, Ltd. From 1993 to 1996, Mr. Redman attended Harvard Law School and received a J.D. degree in 1996.

Catherine E. Williams, (40) currently serves as Senior Vice President, Corporate Affairs responsible for the corporate governance, shareholder relations, human resources and facilities functions. With 20 years of governance experience, Ms. Williams joined MIIX in 1997 as Assistant Corporate Secretary in support of the successful conversion of MIIX from an Exchange to a stock entity in July 1999. Prior to joining MIIX, Ms. Williams held positions of increasing responsibility with Church & Dwight Co., Inc. Reporting directly to the Vice President and General Counsel, she managed corporate governance, shareholder relations and legal operations functions of Church & Dwight's Law Department.

Ms. Williams earned her Associates of the Arts degree in Business Administration from Bucks County Community College, and her Bachelor of Arts, summa cum laude, in Organizational Management from Cabrini College. Ms. Williams is currently pursuing her Masters in Business Administration from Rider University.

ITEM 2.   PROPERTIES

The Company leases approximately 47,000 square feet of space from the Medical Society of New Jersey in Lawrenceville, New Jersey, where its home office operations are located. During 2002, the Company closed its two regional offices where it rents office space in Indianapolis (5,000 square feet) and Dallas (5,000 square feet). The Company believes that its office space is adequate for its present needs and that it will be able to secure additional office space in the future if necessary.

ITEM 3.   LEGAL PROCEEDINGS

ACTIONS OPPOSING THE PLAN OF REORGANIZATION

In January 1999, five physician members of the Exchange filed a putative class action against the Exchange, Underwriter, The MIIX Group, certain of their officers and the board of the Exchange. Other parties were subsequently added as defendants in the action. Among other things, plaintiffs sought to force the Exchange to declare a dividend from surplus and reserves, challenge various components of the reorganization including, but not limited to, the stock allocation formula contained in the Plan of Reorganization and the valuation of Underwriter, challenge the composition of the Board of Directors of The MIIX Group as excessive, challenge key executive compensation and benefit packages as excessive, challenge the proposed IPO share price of The MIIX Group stock as inadequate, challenge The MIIX Group Prospectus as misleading and seek to recover unspecified monetary damages. While the action was pending, the plaintiffs also sought on numerous occasions to stay the members' vote on the Plan of Reorganization and the IPO of The MIIX Group stock. All of those applications were denied. In August 1999, the trial court dismissed all of plaintiffs' claims on the grounds that the court lacked jurisdiction to hear them because they were part of the appeal of the Commissioner's Order and/or because they failed to state a legal claim. Plaintiffs filed a Notice of Appeal with the New Jersey Superior Court, Appellate Division seeking review of the trial court's orders dismissing the Complaint and denying plaintiffs' applications for injunctive relief. On July 11, 2001, the Appellate Division issued an opinion affirming the dismissal of plaintiffs' Complaint in all respects. On August 30, 2001, plaintiffs filed a Petition for Certification to the New Jersey Supreme Court seeking review of the Appellate Division's decision. On January 2, 2002, the New Jersey Supreme Court denied plaintiffs' petition for certification. Plaintiffs subsequently filed a motion for reconsideration, which was denied on March 20, 2002.

DEATH BENEFIT PLAN LITIGATION

In October 1999, a former Underwriter Board member filed an action against the Exchange, Underwriter, The MIIX Group and Daniel Goldberg, seeking damages arising out of the unanimous decision of the Exchange and Underwriter Boards in July 1998 to terminate a Death Benefit Plan that was adopted by the Board in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company is appealing this decision. Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, have been filed against the Company. These actions have been stayed pending the outcome of the appeal in the first action. Prior to the Plan's termination, there were approximately 48 participants in the plan. However, the majority of these participants voted in favor of the plan's termination and, therefore, would be precluded from participating in any legal action against the Company in this regard. The Company and external counsel believe that the Company will successfully appeal the court's judgment and the Company will have no ultimate obligation in this regard.

ASSUMED REINSURANCE DISPUTE

The Company was a reinsurer on a large excess of loss assumed reinsurance contract providing medical professional liability coverage on an institutional account from January 1, 1999 to December 31, 2000. As the result of a claims audit conducted during 2001, the Company has identified significant items of dispute with the ceding company under this assumed reinsurance contract. The parties are in the process of selecting an arbitration panel to address the dispute.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's Common Stock became publicly tradable on the NYSE on July 30, 1999 under the symbol of "MHU." The following table shows the price ranges per share in each quarter since that date:

                                                          COMMON STOCK
                                                          ------------
                                                        HIGH         LOW
                                                       ------       ------

            2001
            First Quarter                              $ 8.93       $ 7.25
            Second Quarter                             $ 9.16       $ 7.25
            Third Quarter                              $13.28       $ 8.50
            Fourth Quarter                             $12.20       $10.46

            2000
            First Quarter                              $14.31       $10.75
            Second Quarter                             $13.94       $ 9.88
            Third Quarter                              $13.00       $ 7.31
            Fourth Quarter                             $ 8.44       $ 6.13

            1999
            Third Quarter (since July 31)              $18.31       $14.19
            Fourth Quarter                             $17.00       $11.69

On March 22, 2002, the closing price of the Company's stock was $2.85.

The Company's stock is thinly traded and the stock price has been extremely volatile in the last calendar quarter. For these reasons, there can be no assurance that an active market will be available in which to trade the Company's stock, which could affect a stockholder's ability to sell the Company's shares and could depress the market price of its shares.

SHAREHOLDERS OF RECORD

The number of shareholders of record of the Company's Common Stock as of March 22, 2002 was 6,304. That number excludes the beneficial owners of shares held "in street" names or held through participants in depositories.

DIVIDENDS

The MIIX Group, Incorporated's Board of Directors (the "Board") declared a cash dividend of $0.05 per share on its common stock each quarter of 2001, 2000 and 1999, since July 30, 1999. During 2002, the Board suspended dividend payments to its shareholders. Future payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from our insurance company subsidiaries which are subject to regulatory approval and general business conditions.

The MIIX Group, Incorporated is a holding company largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, or if the insurer is determined to be in a hazardous financial condition. The other Insurance Subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries without prior approval of the applicable state insurance department or Bermuda Registrar of Companies. The MIIX Group expects that these current limitations imposed on MIIX Insurance Company currently affects its ability to declare and pay dividends sufficient to support The MIIX Group's initial dividend policy and suspended the payment of dividends to shareholders during 2002. See Note 9 of the Notes to Consolidated Financial Statements and "Business Regulation - Regulation of Dividends from Insurance Subsidiaries."

On June 27, 2001 the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one right for every outstanding share of common stock, par value $0.01, per share, to be distributed on July 10, 2001 to stockholders of record as of the close of business on that date. The rights will expire on June 27, 2011 or upon the earlier redemption of the rights, and they are not exercisable until a distribution date on the occurrence of certain specified events as defined below.

Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value at a price of $35.00 per one-thousandth of a share, subject to adjustments. The Rights will, on the distribution date, become exercisable ten (10) days after a public announcement that a party has acquired at least 15% or commenced a tender or exchange offer that would result in any party or group owning 15% or more of the Company's outstanding shares of common stock and the acquiring party is determined by a majority of the Company's directors to be an "Adverse Person" as defined in the Rights Plan.

Each holder of a right, other than the "acquiring person," as defined in the Rights Plan, or "adverse person," will in such event have the right to receive shares of the company common stock having a market value of two times the exercise price of the right. In the event that the Company is acquired in a merger or other business combination, or if more than 50% of the Company's assets or earning power is sold or transferred, each holder of a right would have the right to receive common stock of the acquiring company with a market value of two times the purchase price of the right. Following the occurrence of any of these triggering events, any rights that are beneficially owned by an acquiring person will immediately become null and void. The Company may redeem the rights for $0.001 per right at any time until ten (10) days following the stock acquisition date.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company.


                                                              (In thousands, except per share amounts)
                                                                   For the Years Ended December 31,
                                        ---------------------------------------------------------------------------------
                                            2001             2000              1999            1998             1997
                                            ----             ----              ----            ----             ----
INCOME STATEMENT DATA:
Total premiums written.................. $  231,946       $  226,126        $  257,100      $  231,858       $  177,908
                                         ==========       ==========        ==========      ==========       ==========
Net premiums earned..................... $  146,852       $  184,062        $  187,845      $  162,501       $  123,330
Net investment income...................     80,193           85,158            75,661          65,107           53,892
Realized investment gains/
   (losses).............................     (2,184)          (4,156)           (6,770)         36,390           10,296
Other revenue...........................      8,439            7,452             8,323             891            2,884
                                         ----------       ----------        ----------      ----------       ----------
       Total revenues................... $  233,300          272,516           265,059         264,889          190,402
                                         ----------       ----------        ----------      ----------       ----------
Losses and loss adjustment
   expenses.............................    250,768          279,224           174,986         155,868          120,496
Underwriting expenses...................     47,121           38,560            42,618          42,063           25,415
Funds held charges......................     42,476            7,502            14,338          13,420           13,361
Other expenses..........................      3,404            5,828             3,333               0                0
Restructuring charge....................          0                0             2,409               0                0
Impairment of capitalized
   system development costs.............          0                0                 0          12,656                0
                                         ----------       ----------        ----------      ----------       ----------
       Total expenses...................    343,769          331,114           237,684         224,007          159,272
                                         ----------       ----------        ----------      ----------       ----------
Income/(loss) before income
   taxes................................   (110,469)         (58,598)           27,375          40,882           31,130
Income tax expense/(benefit)............     41,892          (22,140)            6,617          11,154            2,006
Cumulative effect of an
   accounting change, net of
   tax (1)..............................     (5,283)               0                 0               0                0
                                         ----------       ----------        ----------      ----------       ----------
       Net income/(loss)................ $ (157,644)      $  (36,458)       $   20,758      $   29,728       $   29,124
                                         ==========       ==========        ==========      ==========       ==========

BALANCE SHEET DATA (AT END OF
PERIOD):
   Total investments................     $1,228,058       $1,259,312        $1,182,943      $1,165,698       $1,026,971
   Total assets.....................      1,895,863        1,897,353         1,837,158       1,674,262        1,446,559
   Total liabilities................      1,764,377        1,607,912         1,518,454       1,351,419        1,136,585
   Total shareholders' equity.......        131,486          289,441           318,704         322,843          309,974
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio.......................        170.8%           151.7%             93.1%           95.9%            97.7%
   Expense ratio....................         32.1%            21.0%             22.7%           25.9%            20.6%
                                        ----------       ----------        ----------      ----------       ----------
   Combined ratio...................        202.9%           172.7%            115.8%          121.8%           118.3%
                                        ==========       ==========        ==========      ==========       ==========

Statutory surplus...................     $  125,485       $  231,498        $  268,445      $  253,166       $  242,395
                                         ==========       ==========        ==========      ==========       ==========

Basic and Diluted earnings/
   (loss) per share (2).............    $(11.66)          $(2.59)           $ 1.54          $ 2.47           $ 2.42
                                        =======           ======            ======          ======           ======
Dividend per share..................     $ 0.20           $ 0.20            $ 0.10          $ 0.00           $ 0.00
                                         ======           ======            ======          ======           ======
Book value per share ...............     $ 9.75           $21.34            $20.94          $26.90           $25.78
                                         ======           ======            ======          ======           ======

(1) On April 1, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." This standard established new guidelines for recognition of income and other-than-temporary decline for interests in securitized assets. EITF 99-20 requires the Company to recognize an other-than-temporary decline if the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent, prior, estimation date. The difference between the book value of the security and its fair value must be recognized as an other-than-temporary decline and the security's yield is adjusted to market yield. This new guidance also adopts the prospective method for adjusting the yield used to recognize interest income for changes in estimated future cash flows since the last quarterly evaluation date. On April 1, 2001, the Company recognized $5.3 million of other-than-temporary declines, net of tax ($0.39 per diluted share) as the cumulative effect of a change in accounting principle.

(2) Basic and diluted loss per share of common stock for the year ended December 31, 2001 is computed using the weighted average number of common shares outstanding during the year of 13,524,959.

     Basic and diluted loss per share of common stock for the year ended December 31, 2000 is computed using the weighted average number of common shares outstanding during the year of 14,100,043. Basic earnings per share of common stock for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding during the year of 13,497,110. Diluted earnings per share of common stock for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding during the year of 13,534,052. Basic and diluted earnings per share for the years ended December 31, 1998 and prior gives effect to the issuance of approximately 12,025,000 shares of Common Stock to Distributees in the Company's reorganization consummated on August 4, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated financial statements for 2001 include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries, including, since August 4, 1999, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries ("the Underwriter"). The consolidated financial statements prior to August 4, 1999include the accounts and operations of the former parent company Medical Inter-Insurance Exchange (the "Exchange") and its wholly-owned subsidiaries.

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Shareholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in this Form 10-K) include, but are not limited to: the Company having sufficient liquidity and working capital; the Company's ability to achieve consistent profitable growth; the Company's ability to diversify its product lines; the continued adequacy of the Company's loss and loss adjustment expense reserves; the Company's avoidance of any material loss on collection of reinsurance recoverables; increased competitive pressure; the loss of significant customers; general economic conditions, including changing interest rates; rates of inflation and the performance of the financial markets; judicial decisions and rulings; changes in domestic and foreign laws, regulations and taxes; geographic concentration of the Company's business; effects of acquisitions and divestitures; further control by insurance department regulators, including the possibility of rehabilitation or liquidation; and various other factors. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reporting amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to income taxes, loss and loss adjustment expenses ("LAE") reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Reinsurance. Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurers, which participate in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would impact our financial position and results of operations. A valuation allowance has been established for approximately the full value of the deferred tax assets at December 31, 2001.

Goodwill and Intangible Assets. Goodwill represents the aggregate cost of companies acquired over the fair value of net assets at the date of acquisition and is being amortized into income using the straight-line method over periods ranging from ten to fifteen years. Management regularly reviews the carrying value of goodwill by determining whether the unamortized value of the goodwill can be recovered through undiscounted future operating cash flows of the acquired operation.

In the event goodwill is impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the respective asset. Fair value is determined primarily using anticipated cash flows at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Premiums. Premiums are recorded as earned over the period the policies to which they apply are in force. Premium deposits represent amounts received prior to the effective date of the new or renewal policy period. The reserve for unearned premiums is determined on a monthly pro-rata basis. Gross premiums include both direct and assumed premiums earned.

Loss and Loss Adjustment Expenses. The Company estimates its liability for loss and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to affect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case reserve estimates for losses reported, adjusted through judgmental formulaic calculations to develop ultimate loss expectations; related estimates of incurred but not reported losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by FAS No.
113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and is estimated using similar techniques.

The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current year. While management believes the liabilities for losses and LAE are adequate to cover the
                                                                              31
ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material.

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made MPL policy forms, which generally provide, at no additional charge, continuing MPL coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated through formula calculations that have been verified by the Company's independent actuarial firm using techniques, which possess elements of both loss reserves and pension liabilities, and thus include additional assumptions for mortality, morbidity, retirement, interest and inflation.


OVERVIEW

REORGANIZATION AND INITIAL PUBLIC OFFERING

On August 4, 1999, the reorganization of the Exchange was consummated. The reorganization was conducted according to a Plan of Reorganization adopted by the Board of Governors of the Exchange on October 15, 1997 and approved by members of the Exchange at a special meeting held on March 17, 1999 and by the Commissioner of the New Jersey Department of Banking and Insurance ("the Commissioner"). The Plan has been challenged in two court actions. On February 14, 2000, the Appellate Division of the Superior Court of New Jersey affirmed the Commissioner's order approving the Plan of Reorganization, rejecting all of appellants' contentions, in response to an appeal filed by three individual insureds challenging the Commissioner's order. On September 19, 2000, the appellants' petition for review of the Appellate Division decision by the New Jersey Supreme Court was denied. The matter has now been finally concluded in the Company's favor. A second court action challenging certain aspects of the Plan of Reorganization and seeking damages and injunctive relief that was filed by five individual insureds in January 1999 was dismissed by the trial court in August 1999 and an appeal was filed. On July 11, 2001, the Appellate Division issued an opinion affirming the dismissal of plaintiffs' Complaint in all respects. On August 30, 2001, plaintiffs filed a Petition for Certification to the Supreme Court seeking review of the Appellate Division's decision. On January 2, 2002, the Supreme Court denied plaintiffs' petition for certification. Plaintiffs subsequently filed a motion for reconsideration, which was denied on March 20, 2002.

The MIIX Group sold 3,450,000 shares of its common stock in the offering that closed on August 4, 1999. The net proceeds of the Offering of approximately $37.3 million consisted of gross proceeds of $46.5 million less reorganization and offering costs of $9.2 million and have been used for general corporate purposes, including payment of dividends and the repurchase of shares under a stock buyback program. During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to one million shares of common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional two million shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. During 2001, The MIIX Group purchased 84,178 shares at a value of approximately $0.7 million related to a former officer of the Company.

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

Management periodically reviews the Company's guidelines for premiums, surcharges, discounts, cancellations and nonrenewals and other related matters. As part of this review, rates and rating classifications for its physicians, medical groups and other insureds are evaluated based on current and historical losses, LAE (defined below) and other actuarially significant data. The process may result in changes in rates for certain exposure classes.

LOSS AND LAE RESERVES

The determination of loss and loss adjustment expense ("LAE") reserves involves the projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Management relies primarily on such historical experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves have been and may continue to be revised. The Company increased prior year gross reserves by $117.9 million and $47.2 million in 2001 and 2000, respectively. If prior trends continue, the Company may have to increase gross reserves again in 2002, which could materially adversely impact the Company's financial position.

The Company offered traditional occurrence coverage from 1977 through 1986 and has offered a form of occurrence-like coverage, "modified claims made," from 1987 to the present. Occurrence and modified claims made coverages have constituted the majority of the Company's business throughout its history. In recent years, however, the Company had increased its claims made business. Development of losses and LAE is longer and slower for occurrence business than claims made business. In March 2002, the Company began working with the Virginia Bureau of Insurance to place the insurance operations of its subsidiary, LP&C, into run-off, subject to regulatory and contractual requirements. For the immediate future, the Company expects that new Jersey physician business may constitute all or a significant majority of its ongoing writings. New Jersey physician business has primarily been written under the occurrence-like PPP policy.

Reserves for incurred but not reported claims ("IBNR reserves") have consistently represented the majority of total loss and LAE reserves held by the Company. At December 31, 2001 and 2000, gross IBNR reserves composed 60.1% and 60.3%, respectively, of total gross loss and LAE reserves. The decrease in the proportion of IBNR in 2001 is primarily the result of additional claims made basis reserves, which develop more quickly from IBNR reserves into reported case reserves than the Company's occurrence basis loss and LAE reserves. Gross loss and LAE reserves on claims made medical malpractice policies amounted to $357.5 million, or 29.9% of total gross loss and LAE reserves at December 31, 2001, compared to gross loss and LAE reserves on claims made policies of $282.1 million, or 24.7% of total gross loss and LAE reserves at December 31, 2000.

The Company's initial review of loss and LAE payment and case reserving activity for the three months ended March 31, 2002 indicates that the activity, in the aggregate, was higher than expected based on prior actuarial estimates at December 31, 2001. In particular, activity on New Jersey physicians, Pennsylvania institutions and LP&C claims made business was higher than expected, which was partially offset by less than expected activity for the other major business components. The first quarter activity requires evaluation, which is currently in process, to determine the impact, if any, on net loss and LAE reserves at March 31, 2002. It is not unusual for loss and LAE payment and case reserving activity to vary significantly from quarter to quarter.

REINSURANCE

The Company reinsures its risks primarily under two reinsurance contracts, a specific excess of loss contract ("Specific Contract") and an aggregate excess of loss contract ("Aggregate Contract"). During 2001, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $25 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. The Company retains a 10% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that described for several years.

The Aggregate Contract in 2001 provided coverages on an aggregate excess of loss and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured as a 75% loss and allocated loss adjustment expense ratio ("loss and ALAE ratio"). Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $200 million. The Company has maintained aggregate excess of loss coverage generally similar to that described above since 1993.

The Company's aggregate reinsurance contracts are maintained on a funds withheld basis, whereby the Company holds the ceded premiums in a funds withheld account for the purpose of paying losses and related loss adjustment expenses. Interest charges are credited on funds withheld at predetermined contractual rates. Each of the
                                                                              33
aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX Insurance Company or its predecessor, Medical Inter-Insurance Exchange of New Jersey, fall below B+. On February 21, 2002, A.M. Best lowered the rating of MIIX Insurance Company to B-. On March 22, 2002, A.M. Best again lowered the rating of MIIX Insurance Company, to C+. The Company is working with its reinsurers to establish the required trust accounts and move invested assets into trust in accordance with contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX Insurance Company or its predecessor, Medical Inter-Insurance Exchange of New Jersey is obligated to accept. For contract years beginning November 1, 1999 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 1999, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. No funds withheld balances are below $500,000 or in a loss position.


UNDERWRITING EXPENSES

The Company's underwriting expenses increased during 2001 primarily due to the following: underwriting, servicing and marketing initiatives; information systems costs; consulting fees; guarantee fund charges; severance payments and recruitment fees; and brokers commissions. Commissions for policies sold through brokers and agents typically range from 2.0% to 12.5% of premiums, whereas the Company does not incur commissions on products it sells directly. To the extent that brokered business represents an increased percentage of the Company's business in the future, expense ratios may increase.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET PREMIUMS EARNED. Net premiums earned were $146.9 million in 2001 compared to $184.1 million in 2000, a decrease of approximately $37.2 million or 20.2%. This net decrease is composed of decreased direct and assumed premium offset by an increase in ceded premiums earned. Direct premiums earned decreased $2.7 million or 1.2% to $213.9 million in 2001 from $216.6 million in 2000 and resulted from a higher level of direct premiums earned during the first quarter of 2000 associated with higher direct premiums written in the fourth quarter of 1999 and the first quarter of 2000. Assumed premiums earned decreased by $13.5 million or 96.9% to $400,000 from $13.9 million in 2000 primarily due to nonrenewal of a large poorly performing excess of loss reinsurance contract effective January 1, 2001. Ceded premiums earned increased by $21.1 million or 45.3% to $67.5 million in 2001 from $46.5 million in 2000 primarily due to additional ceded premiums of $36.3 million associated with a gross reserve adjustment in the fourth quarter of 2001 as compared to $19.9 million associated with the reserve adjustment during the second quarter of 2000.

Total premiums written in 2001 were $231.9 million, an increase of $5.8 million, or 2.6% from total premiums written of $226.1 million in 2000. This net increase consisted of a net increase in direct premiums written of $19.4 million and a decrease in assumed premiums written of $13.6 million associated with the non-renewal, effective January 1, 2001, of a large excess of loss reinsurance contract. The net increase in direct premiums written was composed of net increases in Pennsylvania, New Jersey, Ohio and other states of $12.4 million, $6.4 million, $2.2 million and $3.1 million, respectively, and net decreases in Maryland and other states of $3.5 million and $1.3 million, respectively. The increases and decreases by state resulted from the combined effects of significant selected rate increases offset by disciplined underwriting actions. In New Jersey, written premiums in 2001 also included $10.5 million of premiums associated with early renewals of certain policies in a program initiated in 2001 to move the business off of a common January 1 renewal date.

NET INVESTMENT INCOME. Net investment income decreased $5.0 million, or 5.8%, to $80.2 million in 2001 from $85.2 million in 2000. The decrease was primarily attributable to the combined effects of lower market yields and a decrease in average invested assets resulting mainly from the impact on cash flow of the Company's premium financing program initiated during the last quarter of 2000. Average invested assets at amortized cost decreased to approximately $1.26 billion in 2001 from $1.27 billion in 2000. The average pre-tax yield on the investment portfolio decreased to 6.38% in 2001 from 6.69% in 2000 primarily as the result of lower market yields and ongoing changes in asset allocation due to a changing market yield environment.

REALIZED INVESTMENT GAINS AND LOSSES. Net realized investment losses decreased $2.0 million, or 47.4%, due to net realized investment losses of $2.2 million in 2001 compared to net realized investment losses of $4.2 million in 2000. In 2001, $19.7 million of net realized gains were taken primarily from continued repositioning of the portfolio, offset by $21.8 million of losses related to other-than-temporary declines in investment values, including $8.1 million ($5.3 million net of tax) resulting from activity following adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" effective April 1, 2001. EITF 99-20 established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. In 2000, the net losses resulted from the recognition of $1.1 million of other-than-temporary declines in investment values primarily associated with certain high yield securities and net losses of $3.1 million from sales of fixed maturity investments to reposition the investment portfolio in a changing market yield environment.

OTHER REVENUE. Other revenue increased $0.9 million, or 13.2%, to $8.4 million in 2001 compared to $7.5 million in 2000. In 2001, other revenue was primarily composed of $3.1 million in finance charge income resulting from the Company's premium financing program initiated in November 2000 and $5.3 million associated with the Company's non-insurance operations. In 2000, other revenue primarily consisted of $7.1 million associated with the Company's non-insurance operations of which $2.3 million related to the Company's reinsurance intermediary subsidiary, which was sold on July 1, 2000, and premium financing charge income of $0.4 million.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE). Losses and LAE decreased $28.4 million, or 10.2%, to $250.8 million in 2001 from $279.2 million in 2000. Losses and LAE were net of ceded losses and LAE of $97.5 million in 2001 and $44.2 million in 2000. The ratio of net losses and LAE to net premiums earned increased to 170.8% in 2001 from 151.7% in 2000.

As a result of reserve studies conducted by the Company, the Company's outside actuary and a second actuarial firm specializing in medical malpractice reserving, the Company recorded a $64.5 million net adjustment to loss and loss adjustment expenses as of December 31, 2001. During 2001, the Company increased direct and assumed prior year loss and loss adjustment expense reserves of $113.1 million and $4.8 million, respectively. During 2001, ceded reserves associated with the Company's aggregate reinsurance contracts increased by $61.7 million. The increase in prior year loss and loss adjustment expense reserves resulted from three primary factors: increased loss severity, particularly in the Pennsylvania institutions and New Jersey physicians book; adverse development in the form of additional frequency and severity relating to physicians business in certain states, primarily in Pennsylvania, Texas and Ohio; and adverse development associated with reserves held on an assumed excess of loss reinsurance contract which was non-renewed January 1, 2001. The increase in current year loss and loss adjustment expense reserves resulted primarily from increased severity levels and reduced profitability indications from prior accident years.

During 2000, loss and loss adjustment expense were significantly impacted by the reserve strengthening actions taken by the Company at June 30, 2000 that resulted from a loss and LAE study conducted by the Company. Following the reserve study, gross loss and loss adjustment expense reserves were increased by $92.4 million, including $48.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million. Net loss and LAE reserves were increased by $70.1 million. The increase in loss and loss adjustment expense reserves in 2000 resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; greater than expected loss frequency and severity on the Pennsylvania physician and institutional book; and greater than anticipated loss frequency and, particularly, severity in the Company's book of physician and institutional business outside of New Jersey and Pennsylvania.

UNDERWRITING EXPENSES. Underwriting expenses increased $8.5 million, or 22.2%, to $47.1 million in 2001 from $38.6 million in 2000. This increase was primarily composed of $3.4 million in severance and recruitment fees, $1.5 million largely related to underwriting, servicing, and marketing initiatives, $1.0 million associated with information systems costs, $1.4 million for consulting fees and $1.2 million of other costs which included broker commission expense and guarantee fund charges. The ratio of underwriting expenses to net premiums earned increased to 32.1% in 2001 from 21.0% in 2000. The increase resulted primarily from increased expenses and lower net earned premiums due to additional ceded premiums associated with additional losses ceded under the Company's aggregate reinsurance contracts. The ratio of underwriting expenses to net premiums earned excluding the impact of the severance charges was 29.8%.

FUNDS HELD CHARGES. Funds held charges increased $35.0 million, or 466.2%, to $42.5 million in 2001 from $7.5 million in 2000. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, for which balances due to reinsurers are withheld as collateral for losses and loss adjustment expenses ceded under the contracts. Funds held charges increased $19.8 million resulting from adjustments to loss reserves, ceded losses and ceded premiums during 2001. Funds held charges during 2000 decreased by $13.2 million as a result of adjustments to loss reserves, ceded losses and ceded premiums during 2000. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $2.4 million, or 41.6%, to $3.4 million in 2001 from $5.8 million in 2000 and primarily consisted of expenses associated with the leasing and other businesses owned by the Company. The decrease is primarily related to the sale of substantially all of the assets of the Company's reinsurance intermediary subsidiary on July 1, 2000.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE FOR CERTAIN DEBT SECURITIES, NET OF TAX. On April 1, 2001, the Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. The cumulative effect of adopting EITF 99-20 was $5.3 million, net of $2.8 million tax, on April 1, 2001.

INCOME TAXES. An income tax expense of $41.9 million was recorded in 2001, as compared to an income tax benefit of $22.1 million in 2000. The increase of $64.0 million in income tax expense in 2001 is primarily the result of a $95.1 million valuation allowance recorded against the net deferred tax asset in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," offset by an increase in pre-tax loss of $52.0 million resulting in an increased tax benefit of $18.2 million at a 35% tax rate, a tax contingency reserve release of $10.2 million, and a net increase in taxes of $2.9 million in other items including $1.0 million due to lower tax exempt interest. The release of the tax contingency reserve resulted from the establishment of the valuation allowance, at approximately full value.

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

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not deemed adequate in relation to its outstanding liabilities and adequate to meet its financial needs, or the insurer is determined to be in a hazardous financial condition. The other Insurance Subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by Insurance Subsidiaries without prior approval of the applicable state insurance department or Bermuda Registrar of Companies. As a result of these limitations, The MIIX Group does not expect that MIIX Insurance Company will have the ability to declare and pay dividends to The MIIX Group to meet its operating needs.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates May 17, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of December 31, 2001, the Company had borrowed approximately $9.1 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet. During the year ended December 31, 2001, the Company incurred interest expense on the loan of approximately $716,000. At December 31, 2001, the Company had fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above are as fair to the Company as could have been obtained from an unaffiliated third party. The Company has initiated discussions with Amboy National Bank to restructure the terms of the revolving credit facility. The restructuring discussions are ongoing and may rely in part on proceeds from the sale of the Company's leasing subsidiary, Hamilton National Leasing Corporation ("Hamilton"). On March 8, 2002, the Company executed a letter of intent with an unrelated third party to sell Hamilton. The sale transaction is expected to close during the second quarter of 2002. It is unlikely that the Company will be able to repay the credit facility balance prior to the May 17, 2002 termination date and will be in default on the credit facility unless it is restructured prior to that date.

The primary sources of the Company's liquidity are insurance premiums collected, net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was $(23.6) million in 2001 compared to $59.4 million in 2000 and $107.4 million in 1999. The decrease in cash flow during this period was significantly impacted by two items, one impacting cash flows during 2000 and the other impacting cash flows during 2001. During 2000, operating cash flows were significantly increased due to one-time proceeds of $33.0 million collected on termination of the Company's corporate-owned life insurance (COLI) program. Without these one-time proceeds, operating cash flows in 2000 were $26.4 million. During 2001, operating cash flows were significantly impacted by premium financing activity conducted by the Company under a program begun in November 2000. Prior to November 2000, premium financing was conducted by a third party vendor and the company received full proceeds from financed policies shortly after the policies were written from the third party vendor. Excluding the impact of the net premium financing activity of $32.2 million, operating cash flows in 2001 were $8.6 million, a $17.8 million decrease from 2000. This decrease resulted primarily from increases in paid losses and LAE, and underwriting expenses and reduced investment income. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

The Company's cash flow could be further impacted by actions taken by the insurance department regulators of New Jersey and Virginia, as well as the Company's A.M. Best rating, which is currently C+, could hinder the Company's ability to write new business and renew existing business. See "Risks and Uncertainties." Similarly, if the Company cannot execute its revised business plan successfully, its cash flow could be materially adversely affected. See "Business Strategy" and "Regulation - Risk-Based Capital."

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

At December 31, 2001 and 2000, the Company held collateral of $374.2 million and $306.7 million, respectively, in the form of funds held, and $166.5 million and $173.2 million, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in control. During February, 2002, A.M. Best downgraded the financial strength rating of the Company to B- (Fair) from A- (Excellent). On March 22, 2002, A.M. Best again lowered the rating of the Company to C+ (Marginal). Following the rating action, reinsurers requested that assets supporting the fund withheld account be placed in trust. The Company is working with reinsurers to establish the required trust accounts and move invested assets into trust in accordance with contract provisions. The Company does not anticipate a material impact on the Company's financial condition or results of operations from placing the funds withheld in trust. In accordance with the provisions of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the year incurred.

Cash dividends paid to shareholders were $0.20 per share in 2001. Payment of dividends is subject to approval by the Board of Directors, earnings and the financial condition of the Company. During 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from our insurance company subsidiaries which are subject to regulatory approval and general business conditions. See "Risks and Uncertainties."

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. During 2001, The MIIX Group repurchased 84,178 shares at a value of approximately $0.7 million related to a former officer of the Company.

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

The tables below provide, as of December 31, 2001 and 2000, information about the Company's fixed maturity investments, which are sensitive to changes in interest rates, showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.

At December 31, 2001:

                                                     Expected Maturity Date
                        ----------------------------------------------------------------------------------    Total
                                                         (In thousands)                                     Principal
                            2002          2003           2004          2005          2006      Thereafter    Amounts     Fair Value
                        -----------   -----------    -----------   -----------   -----------   ----------  -----------   ----------

Government & Agency     $    10,630   $     1,766    $     5,470   $         0   $         0   $   40,748   $   58,614   $   62,604
- Average Yield ...            1.76%         3.08%          3.88%         0.00%         0.00%         5.8%        4.84%
Corporate .........     $    36,100   $    35,595    $    45,795   $    50,728   $    44,649   $  245,229   $  458,096   $  432,090
- Average Yield ...            3.80%         4.17%          6.02%         9.70%         6.15%        8.23%        7.25%
Mortgage-Backed ...     $     2,371   $    10,818    $     9,172   $    34,274   $    13,503   $  211,918   $  282,056   $  279,797
- Average Yield ...            6.92%         5.15%          6.07%         6.06%         5.43%        6.31%        6.19%
Asset-Backed ......     $    21,294   $    13,411    $    37,346   $    11,162   $    27,343   $   48,327   $  158,883   $  158,361
- Average Yield ....           4.13%         5.66%          5.89%         6.95%         5.93%        6.44%        5.89%
Municipal .........     $         0   $         0    $         0   $         0   $     5,420   $  120,765   $  126,185   $  122,082
- Average Yield ...            0.00%         0.00%          0.00%         0.00%         4.05%        5.04%        4.99%
                        -----------   -----------    -----------   -----------   -----------    ----------  ----------   ----------
TOTALS ............     $    70,395   $    61,590    $    97,783   $    96,164   $    90,915   $  666,987   $1,083,834   $1,054,934

At December 31, 2000:

                                                     Expected Maturity Date
                        ----------------------------------------------------------------------------------    Total
                                                         (In thousands)                                     Principal
                           2001           2002           2003          2004          2005      Thereafter    Amounts     Fair Value
                        -----------   -----------    -----------   -----------   -----------   ----------  -----------   ----------

Government & Agency     $     1,151   $     8,130    $     4,115   $       470   $         0   $  141,149   $  155,015   $  153,857
- Average Yield ...            5.67%         5.45%          5.25%         5.24%         0.00%        5.91%        5.86%
Corporate .........     $    17,700   $    36,716    $    39,355   $    79,611   $    40,600   $  235,734   $  449,716   $  432,016
- Average Yield ...            7.14%         6.74%          7.32%         9.27%         8.03%        8.74%        8.41%
Mortgage-Backed ...     $    11,012   $     7,154    $    12,250   $    23,242   $    36,637   $  228,826   $  319,121   $  314,081
- Average Yield ...            8.44%         6.29%          6.56%         6.42%         6.62%        6.85%        6.53%
Asset-Backed ......     $    14,349   $    22,872    $    15,300   $    29,364   $     6,764   $   19,100   $  107,749   $  106,302
- Average Yield ....          11.12%         7.42%          7.51%         6.79%         7.56%        7.75%        7.81%
Municipal .........     $     4,080   $         0    $         0   $         0   $         0   $  158,460   $  162,540   $  164,928
- Average Yield ...            4.43%         0.00%          0.00%         0.00%         0.00%        4.87%        4.86%
                        -----------   -----------    -----------   -----------   -----------   ----------   -----------  ----------
TOTALS ............     $    48,292   $    74,872    $    71,020   $   132,687   $    84,001   $  783,269   $1,194,141   $1,171,184


At December 31, 2001, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $6.6 million, which included a full-value deferred tax valuation allowance of $2.3 million. The net after-tax unrealized losses of $6.6 million on the fixed maturity portfolio represented 4.7% of total shareholders' equity gross of net after-tax unrealized losses on investments. The net unrealized losses were the result of the rise in market interest rates during 1999 offset, in part, by unrealized gains during 2000 and 2001.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at December 31, 2001 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

Short term investments are composed of highly rated money market instruments. The Company also holds a portfolio of equity investments. At December 31, 2001, the cost and fair value of equity investments was $7.1 million and $6.6 million, respectively. At December 31, 2000, the cost and fair value of equity investments was $6.9 million and $5.8 million, respectively. A 10% decline in value of the equity investments at December 31, 2001 would result in after-tax accumulated unrealized losses on equity investments of $0.7 million or 0.5% of total shareholders' equity gross of net after-tax unrealized losses on investments.

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

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

3.2 Amended and Restated By-Laws of The MIIX Group, Incorporated, amended February 20, 2002.

4.1 Rights Agreement dated as of June 27, 2001 (incorporated by reference to the exhibit filed with the registrant's Form 8-K/A dated June 28, 2001 and filed with the Securities and Exchange Commission on July 11, 2001 (file no. 001-14593)).

4.2 Certificate of Designation, Preferences and Rights (incorporated by reference to the exhibit filed with the registrant's Form 8-K dated June 27, 2001 and filed with the Securities and Exchange Commission on June 28, 2001 (file no. 001-14593)).

10.1 Lease By and Between the Medical Society of New Jersey and New Jersey State Medical Underwriters, Inc. dated October 1, 2000.

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

10.22* Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Daniel Goldberg (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.23* Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Kenneth Koreyva (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.26* Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Joseph Hudson (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

10.28* Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Thomas M. Redman (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 (file no. 001-14593)).

10.29* Stock Purchase and Loan Agreement by and between The MIIX Group, Incorporated and Daniel G. Smereck (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

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

10.37* Separation Agreement between The MIIX Group, Inc., New Jersey State Medical Underwriters, Inc. and Kenneth Koreyva (incorporated by reference to Exhibit 10.37 filed with the registrant's Form 10-Q for the period ended June 30, 2001 and filed with the Securities and Exchange Commission on August 13, 2001) (file no. 001-14593)).

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

10.46 Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and Hannover Ruckversicherungs-Aktiengesellschaft (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.47 Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and Swiss

         Reinsurance Company (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.48 Endorsement No. 1, effective January 1, 2000, to the Excess Cession and Event Reinsurance Contract between Medical Inter-Insurance Exchange and American Re-insurance Company (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.49 Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and Hannover Reinsurance (Ireland) Ltd. (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.50 Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and E+S Reinsurance (Ireland) Ltd. (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.51 Combined Quota Share and Aggregate Reinsurance Treaty, effective November 1, 1999 between MIIX Insurance Company and Swiss Reinsurance Company. (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.52 Revolving Line of Credit Loan Agreement and Promissory Note, effective May 24, 2000, between The MIIX Group, Incorporated, and Amboy National Bank. (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on April 2, 2001 (file no. 001-14593)).

10.53 Combined Quota Share And Aggregate Excess Of Loss Reinsurance Agreement, effective November 1, 2000, and dated as of July 30, 2001, between MIIX Insurance Company and Hannover Reinsurance (Ireland) Limited/E + S Reinsurance (Ireland) Limited (incorporated by reference to Exhibit 10.53 filed with the registrant's Form 10-Q for the period ended June 30, 2001 and filed with the Securities and Exchange Commission on August 13, 2001(file no. 001-14593)).

10.54* Agreement by The MIIX Group, Incorporated and New Jersey State Medical Underwriters, Inc. and Thomas M. Redman, effective March 31, 2002 or on the date that the Company's year 2001 audited financial statements are completed (which is expected to be on or about March 31, 2002), whichever is later.

10.55* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Catherine E. Williams, dated October 31, 2001.

10.56* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Patricia A. Costante, dated December 19, 2001.

10.57* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Stewart Gerson, entered into and effective March 19, 2002.

10.58* Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Catherine E. Williams, entered into and effective October 31, 2001.

10.59* Non-Qualified Deferred Compensation by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Stewart Gerson, Agreement entered into and effective March 19, 2002.

10.60 First Amendment to Lease Agreement between Medical Society of New Jersey and New Jersey State Medical Underwriters, Inc. effective February 5, 2002.

10.61* Settlement Agreement and Release by and between Daniel G. Smereck and The MIIX Group, Incorporated and News Jersey State Medical Underwriters, Inc. effective February 22, 2002.

10.62* The MIIX Group, Incorporated and New Jersey State Medical Underwriters, Inc. Employee Retention Incentive Plan.

10.63* First Amendment and Allonge to Note between the MIIX Group, Incorporated and Patricia A. Costante, entered into March 5, 2002.

10.64* First Amendment and Allonge to Note between the MIIX Group, Incorporated and Edward M. Grab, entered into March 5, 2002.

10.65* Stock Loan Repayment Agreement by and between Patricia A. Costante and The MIIX Group, Incorporated, entered into March 5, 2002.

10.66* Stock Loan Repayment Agreement by and between Edward M. Grab and The MIIX Group, Incorporated, entered into May 5, 2002.

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

(b)      Reports on Form 8-K

         During the quarter ended December 31, 2001, a Current Report on Form 8-K dated October 3, 2001 was filed by the Company reporting the President and Chief Executive Officer's resignation and the appointment of Patricia A. Costante as Chief Operating Officer (file no. 001-14593)).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MIIX GROUP, INCORPORATED

                               By:      /s/ PATRICIA A. COSTANTE
                                        ---------------------------------------
                                                   Patricia A. Costante
                                        President and Chief Executive Officer

                                                     April 1, 2002


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


          Name                                          Title                                   Date
          ----                                          -----                                   ----

/s/ PATRICIA A. COSTANTE...                 President, Chief Executive
---------------------------                 Officer and Director
Patricia A. Costante                        (principal executive officer)                   April 1, 2002


/s/ THOMAS M. REDMAN                        Senior Vice President and
----------------------------                Chief Financial Officer
Thomas M. Redman                            (principal financial and
                                            accounting officer)                             April 1, 2002

/s/ ANGELO S. AGRO                          Director
----------------------------
Angelo S. Agro, M.D.                                                                        April 1, 2002


/s/ HARRY M. CARNES                         Director
----------------------------
Harry M. Carnes, M.D.                                                                       April 1, 2002


/s/ PAUL J. HIRSCH                          Director
----------------------------
Paul J. Hirsch, M.D.                                                                        April 1, 2002


/s/ VINCENT A. MARESSA                      Director
----------------------------
Vincent A. Maressa, Esq.                                                                    April 1, 2002


/s/ A. RICHARD MISKOFF                      Director
----------------------------
A. Richard Miskoff, D.O.                                                                    April 1, 2002


/s/ EILEEN MARIE MOYNIHAN                   Director
----------------------------
Eileen Marie Moynihan, M.D.                                                                 April 1, 2002


/s/ CARL RESTIVO, JR.                       Director
----------------------------
Carl Restivo, Jr., M.D.                                                                     April 1, 2002


/s/ MARTIN L. SORGER                        Director
----------------------------
Martin L. Sorger, M.D.                                                                      April 1, 2002


/s/ BESSIE M. SULLIVAN                      Director
----------------------------
Bessie M. Sullivan, M.D.                                                                    April 1, 2002

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                         PAGE
                                                                         ----

Report of Independent Auditors...........................................F- 2
Consolidated Balance Sheets as of December 31, 2001 and 2000.............F- 3
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999.......................................F- 4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001................................................F- 5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999.......................................F- 6
Notes to Consolidated Financial Statements...............................F- 7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties.........................................F-29
Schedule II -- Condensed Financial Information of Registrant.............F-30
Schedule V -- Valuation and Qualifying Accounts..........................F-34



(ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE OMITTED FOR THE REASON THAT THEY ARE NOT APPLICABLE OR THE INFORMATION IS OTHERWISE CONTAINED IN THE FINANCIAL STATEMENTS).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The MIIX Group, Incorporated

We have audited the accompanying consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules referred to at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MIIX Group, Incorporated and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The Company has prepared the accompanying financial statements assuming the Company will continue as a going concern, recognizing the circumstances addressed in Note 9. As more fully described in Notes 3 and 9, the Company's net worth has been significantly reduced as a result of the increases reported in the liability for unpaid losses and loss adjustment expenses in 2000 and 2001, limiting financial flexibility and triggering exposure to regulatory control by the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance. The Company's loss experience has been subject to significant unexpected variability, the continuation of which, among other things, could cause increased regulatory oversight. Furthermore, as addressed in Note 4, the Company has debt due in May 2002, the payment or refinancing of which is presently uncertain. The potential consequences of these conditions and those described in Note 18 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 9 and 18. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, during 2001 the Company changed its method of accounting for certain investments.


                                            ERNST & YOUNG LLP

New York, New York
April 1, 2002

                          THE MIIX GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------

                                        ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value (amortized cost:
     2001 - $1,061,499; 2000 - $1,184,057)..................  $1,054,934    $1,171,184
  Equity investments, at fair value (cost: 2001 - $7,081;
     2000 - $6,880).........................................       6,623         5,837
  Short-term investments, at cost which approximates fair
     value..................................................     166,501        82,291
                                                              ----------    ----------
      Total investments.....................................   1,228,058     1,259,312
Cash........................................................       2,029         2,191
Accrued investment income...................................      13,261        16,074
Premium receivable, net.....................................      20,546         9,765
Reinsurance recoverable on unpaid losses....................     463,275       432,046
Prepaid reinsurance premiums................................      16,067        14,560
Reinsurance recoverable on paid losses, net.................      51,632        13,820
Deferred policy acquisition costs...........................       4,416         3,026
Deferred income taxes.......................................         410        58,896
Net investment in direct financing leases...................      32,101        26,997
Other assets................................................      64,068        60,666
                                                              ----------    ----------
      Total assets..........................................  $1,895,863    $1,897,353
                                                              ==========    ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses..................  $1,196,998    $1,142,530
Unearned premiums...........................................      88,598        71,033
Premium deposits............................................      18,928        15,618
Funds held under reinsurance treaties.......................     374,156       306,693
Notes payable and other borrowings..........................      10,699        14,732
Other liabilities...........................................      74,998        57,306
                                                              ----------    ----------
      Total liabilities.....................................  $1,764,377    $1,607,912
                                                              ----------    ----------

Commitments and Contingent Liabilities (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized, no shares issued and outstanding.............  $        0    $        0
Common stock, $0.01 par value, 100,000,000 shares
   authorized, 16,538,005 shares issued,(2001 - 13,479,760
   shares outstanding; 2000 - 13,563,938 shares outstanding)         166           166
Additional paid-in capital..................................      53,927        53,716
Retained earnings...........................................     129,307       289,655
Treasury stock, at cost (2001 - 3,058,245 shares;
    2000 - 2,974,067 shares)................................     (39,631)      (38,897)
Stock purchase loans and unearned stock compensation........      (5,444)       (5,929)
Accumulated other comprehensive income/loss.................      (6,839)       (9,270)
                                                              ----------    ----------
      Total stockholders' equity............................  $  131,486    $  289,441
                                                              ----------    ----------
      Total liabilities and stockholders' equity............  $1,895,863    $1,897,353
                                                              ==========    ==========


                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
REVENUES
Net premiums earned........................................ $ 146,852   $ 184,062   $ 187,845
Net investment income......................................    80,193      85,158      75,661
Realized investment losses.................................    (2,184)     (4,156)     (6,770)
Other revenue..............................................     8,439       7,452       8,323
                                                            ---------   ---------   ---------
          Total revenues...................................   233,300     272,516     265,059
EXPENSES
Losses and loss adjustment expenses........................   250,768     279,224     174,986
Underwriting expenses......................................    47,121      38,560      42,618
Funds held charges.........................................    42,476       7,502      14,338
Other expenses.............................................     3,404       5,828       3,333
Restructuring charge.......................................         -           -       2,409
                                                            ---------   ---------   ---------
          Total expenses...................................   343,769     331,114     237,684
Income/(loss) before income taxes..........................  (110,469)    (58,598)     27,375
Income tax provision/(benefit).............................    41,892     (22,140)      6,617
     Net income/(loss) before cumulative effect of an
       accounting change...................................  (152,361)    (36,458)     20,758
     Cumulative effect of an accounting change for
       certain debt securities, net of tax.................    (5,283)          -           -
                                                            ---------   ---------   ---------
          Net income/(loss)................................ $(157,644)  $ (36,458)  $  20,758
                                                            =========   =========   =========
Basic and diluted earnings/(loss) per share before
     cumulative effect of an accounting change.............  $(11.27)     $(2.59)      $1.54
Cumulative effect of an accounting change for certain
     debt securities.......................................    (0.39)          -           -
                                                             -------      ------       -----
Basic and diluted earnings/(loss) per share of common
     stock (1).............................................  $(11.66)     $(2.59)      $1.54
                                                             =======      ======       =====

Dividend per share of common stock.........................  $  0.20      $ 0.20       $0.10
                                                             =======      ======       =====

(1) 1999 figures pro forma; see Note 15


                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 2001
                      (In thousands, except share amounts)

                                                                                                   Stock
                                                                                                 Purchase     Accumu-
                                                                                                  Loans       lated
                                         Number                                                    and         Other
                                           of                                                    Unearned     Compre-       Total
                                         Shares              Additional                           Stock       hensive       Stock-
                                          Out-       Common   Paid-In     Retained   Treasury    Compensa     Income/      holders'
                                        standing     Stock    Capital     Earnings    Stock       -tion        (Loss)      Equity
                                      ------------- ------- ------------ ---------- ---------- ------------ ----------- ------------

 Balance at January 1, 1999........              0       0            0    312,087          0            0      10,756      322,843
   Net income......................                                         20,758                                           20,758
   Other comprehensive income/(loss),
      net of tax:
      Unrealized depreciation on
        securities available-for-
        sale, net of deferred taxes                                                                            (49,873)     (49,873)
   Shares issued to Distributees...     11,854,033     119                    (119)                                               0
   Proceeds from initial public
      offering, net of offering and
      reorganization costs.........      3,450,000      35       37,315                                                      37,350
   Acquisition of NJSMU............        814,815       8       10,992                                                      11,000
   Stock purchase and loan agreement
      activities...................        351,091       3        4,635                             (4,728)                     (90)
   Purchase of treasury stock, net.     (1,236,809)                                   (19,249)                              (19,249)
   Cash dividends to stockholders..                                         (1,560)                                          (1,560)
   Cash issued to Distributees, in
      lieu of common stock.........                                         (2,269)                                          (2,269)
   Restricted stock grants and
      unearned stock compensation..         25,437                                                    (206)                    (206)
                                        ----------  ------     --------   --------  ---------    ---------   ---------    ----------

 Balance at December 31, 1999......     15,258,567     165       52,942    328,897    (19,249)      (4,934)    (39,117)     318,704
   Net loss........................                                        (36,458)                                         (36,458)
   Other comprehensive income/(loss),
      net of tax:
      Unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes                                                                             29,847       29,847
   Stock purchase and loan agreement
      activities...................         68,066       1          769                             (1,064)                    (294)
   Stock compensation..............                                   5                                 69                       74
   Purchase of treasury stock, net.     (1,762,695)                                   (19,648)                              (19,648)
   Cash dividends to stockholders..                                         (2,784)                                          (2,784)
                                        ----------  ------     --------   --------  ---------    ---------   ---------    ----------

 Balance at December 31, 2000......     13,563,938   $ 166      $53,716   $289,655   $(38,897)     $(5,929)   $ (9,270)    $289,441
   Net loss........................                                       (157,644)                                        (157,644)
   Other comprehensive income/(loss),
      net of tax...................
      Net unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes                                                                              2,431        2,431
   Stock purchase and loan agreement
      activities...................        (86,049)                 (66)                 (840)         454                     (452)
   Stock compensation..............          1,440                  222                   101           31                      354
   Treasury stock activity, net....            431                   55                     5                                    60
   Cash dividends to stockholders..                                         (2,704)                                          (2,704)
                                        ----------  ------     --------   --------  ---------    ---------   ---------    ----------

 Balance at December 31, 2001......     13,479,760  $  166     $ 53,927   $129,307  $ (39,631)   $  (5,444)  $  (6,839)   $ 131,486
                                        ==========  ======     ========   ========  =========    =========   =========    =========


                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2001          2000         1999
                                                         ----------    ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)......................................  $ (157,644)   $  (36,458)  $   20,758
Adjustments to reconcile net income/(loss) to net cash
  provided by operating activities (net of balances
  acquired):
    Cumulative effect of an accounting change, net
       of tax..........................................       5,283             -            -
    Unpaid losses and loss adjustment expenses.........      54,468        88,933       73,653
    Unearned premiums..................................      17,565        (4,400)      21,272
    Premium deposits...................................       3,310       (12,295)        (479)
    Premium receivable, net............................     (10,781)        8,609        5,956
    Reinsurance balances, net..........................      (3,085)        8,921      (37,362)
    Deferred policy acquisition costs..................      (1,390)          139         (355)
    Realized investment losses.........................       2,184         4,156        6,770
    Depreciation, accretion and amortization...........      (2,482)       (3,948)      (2,699)
    Deferred income taxes expense/(benefit)............      56,869          (486)     (10,073)
    Accrued investment income..........................       2,813        (1,755)        (708)
    Net investment in direct financing leases..........      (5,104)       (1,929)         961
    Other assets.......................................      (3,402)       26,830       24,988
    Other liabilities..................................      17,807       (16,924)       4,743
                                                         ----------    ----------    ---------
Net cash provided by/(used in) operating activities....     (23,589)       59,393      107,425
                                                         ----------    ----------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales..........     503,153        72,476      856,302
Proceeds from fixed maturity investments matured,
  called, or prepaid...................................     115,121        85,755       97,278
Proceeds from equity investment sales..................       2,132         6,578        1,553
Cost of investments acquired...........................    (505,880)     (210,669)  (1,055,237)
Purchase of NJSMU (net of cash acquired)...............           -             -         (198)
Change in short-term investments, net..................     (84,210)       10,453       13,079
Net receivable/(payable) for securities................           -          (205)     (30,496)
                                                         ----------    ----------    ---------
Net cash provided by/(used in) investing activities....      30,316       (35,612)    (117,719)
                                                         ----------    ----------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of
  offering and reorganization costs....................           -             -       37,350
Proceeds from notes payable and other borrowings.......       3,199        18,476       16,461
Repayment of notes payable and other borrowings........      (7,232)      (20,205)     (19,265)
Purchase of treasury stock.............................           0       (19,648)     (19,249)
Cash dividends to stockholders.........................      (2,704)       (2,784)      (1,560)
Cash in lieu of stock paid to Distributees.............           -             -       (2,269)
Subordinated loan certificates redeemed................        (152)           (3)          (8)
                                                         ----------    ----------    ---------
Net cash provided by/(used in) financing activities....      (6,889)      (24,164)      11,460
                                                         ----------    ----------    ---------

Net change in cash.....................................        (162)         (383)       1,166
Cash at beginning of year..............................       2,191         2,574        1,408
                                                         ----------    ----------    ---------
Cash at end of year....................................  $    2,029    $    2,191    $   2,574
                                                         ==========    ==========    =========

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

During August 1999, The MIIX Group approved a stock repurchase program authorizing the purchase of up to one million shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional two million shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. During 2001, The MIIX Group repurchased 84,178 shares at a value of approximately $0.7 million related to a former officer of the Company.

The Company has historically provided a wide range of insurance products to the medical profession and health care institutions. The primary business of the Company is medical professional liability insurance and it issues claims made, modified claims made with prepaid extended reporting endorsements and occurrence basis policies. Seventy-two percent and seventy percent of the Company's direct premiums during 2001 and 2000, respectively, were written in two states.

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

                          THE MIIX GROUP, INCORPORATED

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries, MIIX and, from August 4, 1999, the Underwriter. MIIX owns 100% of LHI, a property and casualty insurance holding company, which owns 100% of LP&C and MIIX New York. The Underwriter's principal wholly-owned subsidiaries include Medical Brokers, Inc., an insurance agency, Reinsurance Services, Inc. (formerly Pegasus Advisors, Inc.), an inactive reinsurance intermediary, Hamilton National Leasing Corporation, a leasing company, MIIX Healthcare Group, a healthcare consulting firm, and Lawrenceville Re, Ltd., a Bermuda-domiciled reinsurance company. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

On April 1, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." This standard established new guidelines for recognition of income and other-than-temporary decline for interests in securitized assets (loan-backed and asset-backed securities), unless they met certain exception criteria). EITF 99-20 requires the Company to recognize an other-than-temporary decline if the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent, prior, estimation date. The difference between the book value of the security and its fair value must be recognized as an other-than-temporary decline and the security's yield is adjusted to market yield. This new guidance also adopts the prospective method for adjusting the yield used to recognize interest income for changes in estimated future cash flows since the last quarterly evaluation date. On April 1, 2001, the Company recognized $5.3 million of other-than-temporary declines, net of tax ($0.39 per diluted share) as the cumulative effect of a change in accounting principle. Expected cash flow assumptions are obtained from both proprietary and broker/dealer estimates and are consistent with the current interest rate and economic environment.

Premiums and discounts on investments (other than loan-backed and asset-backed bonds) are amortized/accreted to investment income using the interest method over the contractual lives of the investments. Realized investment gains and losses are included as a component of revenues based on a specific identification of the investment sold.

Short-term investments include investments maturing within one-year and other cash and cash equivalent balances earning interest.

The Company regularly evaluates the carrying value of its investments based on current economic conditions, past credit loss experience and other circumstances. A decline in fair value that is other than temporary is recognized by an adjustment to carrying value treated as a realized investment loss and a reduction in the cost basis of the investment in the period when such a determination is made.

                          THE MIIX GROUP, INCORPORATED

Premium Receivable

Premium receivable is net of an allowance for doubtful accounts as of December 31, 2001 and 2000 of $132,675 and $57,681, respectively. Net amounts (recovered)/charged to expense in 2001, 2000 and 1999 were $(74,994), $(269,696)
and $(127,527), respectively.

Reinsurance Recoverable on Paid Losses

Reinsurance recoverable on paid losses at December 31, 2000 is net of an allowance of $1,300,000.

Deferred Policy Acquisition Costs

Policy acquisition costs, (primarily commissions and premium taxes expenses) which vary with and are directly related to the production of business, are capitalized and amortized over the effective period of the related policies. Anticipated investment income is considered in determining if premium deficiencies exist.

Net Investment in Direct Financing Leases

Net investment in direct financing leases is net of an allowance for doubtful accounts as of December 31, 2001 and 2000 of $753,411 and $520,789, respectively. Amounts charged to expense in 2001 and 2000 were $460,000 and $356,000, respectively.

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

                          THE MIIX GROUP, INCORPORATED

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes arise as a result of applying enacted statutory tax rates to the temporary differences between the financial statement carrying value and the tax basis of assets and liabilities. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.

Reclassification

Certain prior year amounts have been reclassified to be comparable to the 2001 presentation.

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

Segment Information

The Company's operations are classified into one reportable segment: providing professional liability and related insurance coverages to the healthcare industry. In connection therewith, the Company generally offers three products: occurrence policies, claims made policies with prepaid tail coverage and claims made policies, varying by market. The Company distributes its products both directly to the insureds and through intermediaries.

                          THE MIIX GROUP, INCORPORATED

Recent Accounting Pronouncements

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

SFAS No. 142 will be applied beginning January 1, 2002 to all goodwill and other intangible assets, regardless of when those assets were initially recognized. Adoption of SFAS No. 142 will result in the elimination of goodwill amortization. Goodwill amortization of approximately $0.4 million was recorded in 2001. Effective January 1, 2002, goodwill of approximately $6.5 million will no longer be amortized. Adoption of the other provisions of SFAS No. 142 will not have a material impact on the Company's financial condition or results of operations.

3.  LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                                                Years Ended December 31,
                                                            ----------------------------------
                                                               2001        2000        1999
                                                            ----------  ----------  ----------
                                                                      (In thousands)
Balance as of January 1, net of reinsurance recoverable
  of $432.0 million, $406.4 million and $325.8 million,
  respectively............................................. $  710,484  $  647,188  $  625,864

Net reserves acquired in acquisition of the Underwriter....          0           0       8,286

Incurred related to:
  Current year.............................................    203,975     227,921     189,000
  Prior years..............................................     46,793      51,303     (14,014)
                                                            ----------  ----------  ----------
Total incurred.............................................    250,768     279,224     174,986

Paid related to:
  Current year.............................................      2,571       4,535       4,589
  Prior years..............................................    224,958     211,393     157,359
                                                            ----------  ----------  ----------
Total paid.................................................    227,529     215,928     161,948
                                                            ----------  ----------  ----------
Balance as of December 31, net of reinsurance
  recoverable..............................................    733,723     710,484     647,188
Reinsurance recoverable....................................    463,275     432,046     406,409
                                                            ----------  ----------  ----------
Balance, gross of reinsurance.............................. $1,196,998  $1,142,530  $1,053,597
                                                            ==========  ==========  ==========

The Company increased prior year gross reserves in the amounts of $117.9 million, $47.2 million and $16.5 million during 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, reserves for gross losses and loss adjustment expenses on

                          THE MIIX GROUP, INCORPORATED
incurred but not reported claims amounted to $719.3 million, $689.4 million and $640.1 million, respectively, of which $532.8 million, $458.2 million and $444.7 million related to prior years.

Loss and loss adjustment expense reserve estimates have been reviewed regularly and adjusted where judged prudent to do so. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and, as a rule, take several years to adjust, settle or litigate. In addition, general long term trends impacting ultimate reserve values such as changes in liability standards and expanding views of contract interpretation increase the uncertainty. During 2001, loss and loss adjustment expense reserves were adjusted primarily to reflect increases in loss severity and frequency on occurrence, occurrence-like and claims made policies and resulted from three primary factors: increased loss severity associated with business written by the Company primarily in Pennsylvania, on the institutions business, and in New Jersey, on the physician business, and to a lesser extent in certain other states; adverse development in the form of additional frequency and severity relating to physician business written primarily in Pennsylvania, Texas, Ohio and certain other states; and adverse development associated with reserves held on a non-renewed excess of loss reinsurance contract, effective January 1, 2001. During 2000, loss and loss adjustment expense reserves were adjusted to reflect, primarily, higher than anticipated loss severity and a longer than expected loss development period on occurrence and occurrence-like policies and higher than expected loss frequency and severity on claims made policies. The increase in severity on occurrence and occurrence-like policies was principally due to higher court awards over the past few years on claims associated with the Company's New Jersey physician business, with a similar resulting impact on settlement values. The longer than expected loss development period occurred on the Company's New Jersey physician business and was principally due to an eroding statute of limitations regarding late assertion of claims in New Jersey. The higher than expected loss frequency and severity on claims made policies chiefly related to business written by the Company in new markets since 1997 for which limited loss data had previously existed. Adjustments to loss and loss adjustment expense reserves in 1999 principally reflected reductions to reserves held on occurrence and occurrence-like policies, largely due to declining loss frequency, somewhat offset by increases to reserves held on claims made policies primarily associated with the Company's business in new markets and with the Company's institutional business.

The Company maintains aggregate excess reinsurance contracts that provide coverage, above aggregate retentions for most losses and allocated loss adjustment expenses associated with accident years 1993 to 1999 and for most losses and loss adjustment expenses on occurrence and occurrence-like policies associated with accident year 2000 and 2001. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and allocated loss adjustment expenses on subject business at a constant level as long as losses and allocated loss adjustment expenses remain within the coverage limits, which occurred for the years ended December 31, 2001, 2000 and 1999. The adjustments to net reserves in 2001 generally resulted from increased loss severity and frequency primarily associated with accident year 2000 on business other than New Jersey and Pennsylvania physician business, reserves held on accident years prior to 1993 and reserves on physician business held net by LP&C. The adjustments to net reserves in 2000 generally resulted from adverse development of reserves held on accident years prior to 1993, adverse development of reserves held for business written in certain new markets since 1997 not subject to the aggregate excess reinsurance contracts, and an associated increase in unallocated loss adjustment expense reserves which are also not subject to the aggregate excess reinsurance contracts. The adjustments in net reserves in 1999 generally resulted from favorable development on accident years prior to 1993.

4.  RELATED PARTY TRANSACTIONS

The Company leases 49,000 square feet for its home office and Mid-Atlantic Region from the Medical Society of New Jersey pursuant to a lease agreement dated June 29, 1981 and extended on July 7, 1999. Annual lease payments were $760,512 in 2001 and $772,173 in 2000 and 1999. The Company held a note receivable of $2.1 million and $2.3 million, included in other assets, at December 31, 2001 and 2000, respectively, from the Medical Society of New Jersey collateralized by the building in which the Company maintains its home office. The note provides for monthly payments of $40,000, which

                          THE MIIX GROUP, INCORPORATED
includes interest at 9.05% until September 1, 2004 and reduced payments thereafter until June 1, 2009.

Management services agreements between the Company's insurance subsidiaries and the Underwriter provided, among other things, that the Underwriter was responsible for the administration and management of the Company's insurance operations. In exchange for the services provided, fees were paid to the Underwriter, which equaled the actual direct expenses incurred by the Underwriter in performing the services. Expenses incurred by the Underwriter and reimbursed by the Company's insurance subsidiaries through August 4, 1999, the date the Company purchased the Underwriter, amounted to $18.7 million.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates May 17, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of December 31, 2001, the Company had borrowed approximately $9.1 million against the credit facility which is included in notes payable and other borrowings on the consolidated balance sheet. During the year ended December 31, 2001, the Company incurred interest expense on the loan of approximately $716,000. At December 31, 2001, the Company had fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. The Company's former CEO is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the transactions described above are as fair to the Company as could have been obtained from unaffiliated third parties. The Company has initiated discussions with Amboy National Bank to restructure the terms of the revolving credit facility. The restructuring discussions are ongoing and may rely in part on proceeds from the sale of the Company's leasing subsidiary, Hamilton National Leasing Corporation ("Hamilton"). During March 2002, the Company executed a letter of intent with an unrelated third party to sell Hamilton. The sale transaction is expected to close during the second quarter of 2002. It is unlikely that the Company will be able to repay the credit facility balance prior to the May 17, 2002 termination date and will be in default on the credit facility unless it is restructured prior to that date. Also see Note 9 - Statutory Accounting Practices for additional discussion.

In addition, the Company made annual contributions to the Medical Society of New Jersey in 2001, 2000 and 1999. Vincent A. Maressa, Esq., Executive Director and General Counsel of the Medical Society, is Chairman of the Board of the Company. Angelo S. Agro, M.D., Eileen Marie Moynihan, M.D. and Bessie M. Sullivan, M.D. are the President, Treasurer and Secretary, respectively, of the Medical Society and serve on the Board of the Company.

A majority of the members of the Company's Board are also policyholders of the Company and acquired shares in connection with the Plan of Reorganization. Such directors may experience claims requiring coverage under their respective policies with the Company.

5.  INVESTMENTS

The Company's investment strategy focuses primarily on the purchase of intermediate-term, investment-grade securities along with a modest allocation to below investment-grade (i.e., high yield) fixed maturity investments not to exceed 7.5% of invested assets. At December 31, 2001 and 2000, the average credit quality of the fixed income portfolio was AA.

                          THE MIIX GROUP, INCORPORATED

The actual or amortized cost and estimated market value of the Company's available-for-sale securities as of December 31, 2001 and 2000 were as follows:

                                                                GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED     -----------------      MARKET
                                                     COST        GAINS     LOSSES      VALUE
                                                  ----------    -------    ------    ----------
                                                                  (In thousands)
2001
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $   54,495    $ 1,105   $   562    $   55,038
Obligations of states and political
  subdivisions..................................     123,079        503     1,500       122,082
Foreign securities - U.S. dollar denominated....      35,942        728     1,117        35,553
Corporate securities............................     413,433      5,462    14,792       404,103
Mortgage-backed and other asset-backed
  securities....................................     434,550      6,065     2,457       438,158
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,061,499     13,863    20,428     1,054,934
Equity investments..............................       7,081        391       849         6,623
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $1,068,580    $14,254   $21,277    $1,061,557
                                                  ==========    =======   =======    ==========
2000
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $  141,781    $ 3,584   $   656    $  144,709
Obligations of states and political
  subdivisions..................................     158,749      6,554       375       164,928
Foreign securities - U.S. dollar denominated....      45,757        871     2,017        44,611
Corporate securities............................     418,737      2,857    25,041       396,553
Mortgage-backed and other asset-backed
  securities....................................     419,033      4,613     3,263       420,383
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,184,057     18,479    31,352     1,171,184
Equity investments..............................       6,880          3     1,046         5,837
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $1,190,937    $18,482   $32,398    $1,177,021
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

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            ESTIMATED
                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ---------
                                                                   (In thousands)
Due in one year or less.....................................  $   34,014   $   34,557
Due after one year through five years.......................     130,290      132,156
Due after five years through ten years......................     211,092      205,121
Due after ten years.........................................     247,527      240,770
Mortgage-backed and other asset-backed securities...........     434,550      438,158
Preferred stock.............................................       4,026        4,172
                                                              ----------   ----------
          Total fixed maturity investments..................  $1,061,499   $1,054,934
                                                              ==========   ==========

                          THE MIIX GROUP, INCORPORATED

Major categories of the Company's net investment income are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001        2000       1999
                                                        -------    -------    -------
                                                               (In thousands)
Fixed maturity investments............................  $75,675    $78,410    $70,025
Equity investments....................................      195        258        256
Short-term investments................................    5,455      7,584      6,472
Other.................................................      669        644        503
                                                        -------    -------    -------
          Subtotal....................................   81,994     86,896     77,256
Investment expenses...................................    1,801      1,738      1,595
                                                        -------    -------    -------
Net investment income.................................  $80,193    $85,158    $75,661
                                                        =======    =======    =======

Realized gains and losses from sales and other-than-temporary declines in fair values of investments, excluding the cumulative effect of an accounting change, are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001        2000       1999
                                                        -------    -------    -------
                                                               (In thousands)
Fixed maturity investments
  Gross realized gains................................  $22,489    $   490    $ 4,950
  Gross realized losses...............................  (23,819)    (4,214)   (11,358)
                                                        -------    -------    -------
Net realized losses on fixed maturity
  investments.........................................   (1,330)    (3,724)    (6,408)
Equity investments
  Gross realized gains................................        0        241        138
  Gross realized losses...............................     (854)      (673)      (500)
                                                        -------    -------    -------
Net realized losses on equity investments.............     (854)      (432)      (362)
                                                        -------    -------    -------
Net realized losses on investments....................  $(2,184)   $(4,156)   $(6,770)
                                                        =======    =======    =======

The change in the Company's unrealized appreciation/(depreciation) on fixed maturity investments was $6,308, $41,252 and $(70,672) for the years ended December 31, 2001, 2000 and 1999, respectively. The corresponding amounts for equity investments were $585, $(268) and $(775).

At December 31, 2001 and 2000, investments in fixed maturity investments with a carrying amount of approximately $8.0 million were on deposit with state insurance departments to satisfy regulatory requirements.

                          THE MIIX GROUP, INCORPORATED

6.  REINSURANCE

Certain premiums, losses and loss adjustment expenses are ceded to other insurance companies under various reinsurance agreements in-force during 2001, 2000 and 1999. These reinsurance agreements protect the underwriting and operating results from unexpected increases in frequency, severity, and acceleration of the payments of losses and loss adjustment expenses, and contain the following significant terms:

                               COVERAGE                       COVERAGE
              CONTRACT           TYPE         RETENTION         LIMIT               OTHER
              --------           ----         ---------         -----               -----

2001     Specific Excess      Per loss     $10 million       $25 million     10% participating, no
                                                                             aggregate deductible

2001     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

2000     Specific Excess      Per loss     $10 million       $25 million     10% participating, no
                                                                             aggregate deductible

2000     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

1999     Specific Excess      Per loss     $10 million       $65 million     8% participating, no
                                                                             aggregate deductible

1999     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

The effect of assumed and ceded reinsurance on premiums is summarized in the following table (in thousands):

                               2001                    2000                    1999
                       --------------------    --------------------    --------------------
                       WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                       --------    --------    --------    --------    --------    --------
Direct...............  $231,550    $213,944    $212,154    $216,595    $244,426    $222,898
Assumed..............       396         437      13,971      13,930      12,674      12,909
Ceded................   (67,131)    (67,529)    (38,043)    (46,463)    (53,682)    (47,962)
                       --------    --------    --------    --------    --------    --------
Net premiums.........  $164,815    $146,852    $188,082    $184,062    $203,418    $187,845
                       ========    ========    ========    ========    ========    ========

During 2001, 2000 and 1999, approximately $97.5 million, $44.2 million and $96.1 million, respectively, of losses and loss adjustment expenses were ceded to reinsurers.

The Company remains liable in the event that amounts recoverable from reinsurers are uncollectible. To minimize its exposure to losses from reinsurer insolvencies, the Company enters into reinsurance arrangements with carriers rated "A" or better by A.M. Best. At December 31, 2001 and 2000, the Company held collateral under related reinsurance agreements for all unpaid losses and loss adjustment expenses ceded in the form of funds withheld of $374.2 million and $306.7 million and letters of credit of $166.5 million and $173.2 million, respectively.

In accordance with the provisions of the aggregate excess reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as a period expense in the year incurred. Each aggregate excess reinsurance contract contains an adjustable provision that may result in changes to ceded premium and related funds held charges based on loss experience under the contract. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX Insurance Company or its predecessor, Medical Inter-Insurance Exchange of New Jersey is obligated to accept. For contract years beginning November 1, 1999 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 1999, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. No funds withheld balances are below $500,000 or in a loss position. Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX Insurance Company or its predecessor, Medical Inter-

                          THE MIIX GROUP, INCORPORATED

Insurance Exchange of new Jersey, fall below B+. On February 21, 2002, A.M. Best lowered the rating of MIIX Insurance Company to B-. On March 22, 2002, A.M. Best again lowered the rating of MIIX Insurance Company, to C+. The Company is working with reinsurers to establish the required trust accounts and move invested assets into trust in accordance with contract provisions. The Company does not anticipate a material impact on the Company's financial condition or results of operations from this action.

7.  RETIREMENT PLANS

The Company has a contributory 401(k) Retirement Savings Plan which covers substantially all employees. The Company currently contributes 50% of the first 6% of compensation contributed by participants. Employer contributions for the years ended December 31, 2001, 2000 and 1999 totaled $327,448, $395,094 and
$344,852, respectively.

The Company also provides a noncontributory defined benefit pension plan covering substantially all its employees. The plan was amended effective April 1, 2000, subject to approval by the Internal Revenue Service and provides each covered employee with a notional account balance.

The net periodic pension expense consists of the following components:

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2001       2000       1999
                                                          ------     ------     ------
                                                                 (In thousands)
Service cost..........................................   $   341     $  392     $  789
Interest cost.........................................       607        596        568
Expected return on plan assets........................    (1,006)      (964)      (892)
Amortization of:
   Transition asset...................................       (22)       (22)       (22)
   Prior service cost(1)..............................       (45)       (34)         0
   Actuarial gain.....................................      (336)      (401)      (126)
                                                         --------    ------     ------
Net periodic pension expense/(benefit)................   $  (461)    $ (433)    $  317
                                                         ========    ======     ======

(1) Prior service cost is amortized under an alternate method where the period is equal to the average future working lifetime of an active population.

The following table sets forth the funding status of the plan:

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                        -------      -------
                                                            (In thousands)
CHANGE IN BENEFIT OBLIGATION
Net benefit obligation at beginning of year...........  $ 8,344      $ 7,823
Service cost..........................................      341          392
Interest cost.........................................      607          596
Amendments(2).........................................        0         (305)
Actuarial loss........................................      514           29
Gross benefits paid...................................     (201)        (191)
                                                        -------      -------
Net benefit obligation at end of year.................  $ 9,605      $ 8,344
                                                        -------      -------

(2) Effective April 2, 2000, the Plan was amended to adopt a Cash Balance formula.

                          THE MIIX GROUP, INCORPORATED

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........  $11,516      $10,807
Actual return on plan assets..........................      149          900
Gross benefits paid...................................     (201)        (191)
                                                        -------      -------
Fair value of plan assets at end of year..............  $11,464      $11,516
                                                        -------      -------

Funded status.........................................  $ 1,860      $ 3,173
Unrecognized actuarial gain...........................   (1,758)      (3,470)
Unrecognized prior cost...............................     (230)        (270)
Unrecognized net transition asset.....................      (47)         (69)
                                                        -------      -------
Accrued pension expense...............................  $  (175)     $  (636)
                                                        =======      =======

Amounts recognized in the statement of
  financial position consists of
    Accrued benefit liability.........................  $  (175)     $  (636)
                                                        -------      -------
Accrued pension expense...............................  $  (175)     $  (636)
                                                        =======      =======

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                         2001       2000       1999
                                                        ------     ------     ------
Weighted-average assumptions
   Discount rate.....................................    7.25%      7.50%      8.00%
   Expected return on plan assets....................    9.00%      9.00%      9.00%
   Rate of compensation increase.....................    4.00%      4.00%      4.00%

8.  COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

The Company has employment contracts with certain officers which commit the Company to various salary and fringe benefit obligations as specified in the individual agreements.

The Company leases office space and office equipment. Rent expense for 2001, 2000 and 1999 was $2,648,170, $2,133,393 and $2,162,120, respectively, including rent paid to the Medical Society of New Jersey of $760,512 in 2001 and $772,173 in 2000 and 1999. Minimum future rental obligations for leases currently in effect are as follows:

                2002                              $ 1,511,853
                2003                                  939,785
                2004                                  158,044
                Thereafter                                  0
                                                  -----------

                                                  $ 2,609,682
                                                  ===========

The Company currently purchases annuities without recourse on a competitive basis to fund settlements of indemnity losses. The nature and terms of the annuities vary according to settlements. The current value of annuities purchased in prior years from other insurance companies, but with recourse to the Company, and reflected as an other asset and an other liability in the consolidated balance sheets, totaled $22.6 million and $22.1 million as of December 31, 2001 and 2000, respectively. The Company becomes liable only in the event that an insurance company cannot meet its obligations under existing agreements and state guarantee funds are not available. To minimize its exposure to such losses, the Company only utilizes insurance companies with an A.M. Best rating of "A+" or better.

Legal proceedings beyond the ordinary course of business at December 31, 2001 included a court action challenging certain aspects of the Plan of Reorganization and seeking damages and injunctive relief filed by five individual insureds in January 1999 which was dismissed by the trial court in August 1999 and an appeal was filed. On July 11, 2001, the Appellate Division issued an opinion affirming the dismissal of plaintiffs' Complaint in all respects. On August 30, 2001, plaintiffs filed a Petition for Certification to the Supreme Court seeking review of the Appellate Division's

                          THE MIIX GROUP, INCORPORATED
decision. On January 2, 2002, the Supreme Court denied plaintiffs' petition for certification. Plaintiffs subsequently filed a motion for reconsideration, which is now pending. The Company intends to continue vigorously defending against these actions.

In October 1999, a former NJSMU Board member filed an action against the Exchange, Underwriter, The MIIX Group and Daniel Goldberg, seeking damages arising out of the unanimous decision of the Exchange and Underwriter Boards in July 1998 to terminate a Death Benefit Plan that was adopted by the Board in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company is appealing this decision. Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, have been filed against the Company. These actions have been stayed pending the outcome of the appeal in the first action. Prior to the Plan's termination, there were approximately 48 participants in the plan. However, the majority of these participants voted in favor of the plan's termination and, therefore, would be precluded from participating in any legal action against the Company in this regard. The Company and external counsel believe that the Company will successfully appeal the Court's judgment.

The Company was a reinsurer on a large excess of loss assumed reinsurance contract providing medical professional liability coverage on an institutional account from January 1, 1999 to December 31, 2000. As the result of a claims audit conducted during 2001, the Company has identified significant items of dispute with the ceding company under this assumed reinsurance contract. The parties are in the process of selecting an arbitration panel to address the dispute.

The Company believes that it will prevail in these matters.

9.  STATUTORY ACCOUNTING PRACTICES

MIIX, domiciled in New Jersey, LP&C, domiciled in Virginia, MIIX New York, domiciled in New York, and Lawrenceville Re, Ltd., domiciled in Bermuda, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance, the Virginia Department of Insurance, the New York State Insurance Department and the Bermuda Register of Companies, respectively. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the "NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC adopted codified statutory accounting principles "Codification," which is effective for the reporting periods beginning after January 1, 2001. Adoption of codification did not have a material impact to the statutory basis financial statements of MIIX, LP&C and MIIX New York. Combined policyholders' surplus and net income, as reported to the domiciliary insurance departments in accordance with its prescribed or permitted statutory accounting practices for these companies, are summarized as follows:
                                                     YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  2001        2000        1999
                                                --------    --------    --------
                                                         (In thousands)

Statutory net income/(loss) for the year......  $(87,172)   $(39,914)   $  8,812
Statutory surplus at year-end.................  $125,485    $229,150    $268,445

The National Association of Insurance Commissioners (NAIC) has established and the states insurance departments have adopted, risk-based capital (RBC) standards that property and casualty insurers must meet. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risk of each insurer.

The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards which an insurer must maintain. Regulatory compliance is determined

                          THE MIIX GROUP, INCORPORATED
by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile. The levels and ratios are as follows:

                                                RATIO OF TOTAL ADJUSTED CAPITAL
                                                TO AUTHORIZED CONTROL LEVEL RBC
                                                             (LESS
                       REGULATORY EVENT                 THAN OR EQUAL TO)
                       ----------------          -------------------------------

           Company action level                                2
           Regulatory action level                             1.5
           Authorized control level                            1
           Mandatory control level                             0.7

At the varying levels of RBC, the Company is subject to the following regulatory attention:

      - Company Action Level - below which a company submits a plan for corrective action.

      - Regulatory Action Level - below which a company must file a Corrective Action Plan that details the insurer's corrective actions to raise additional statutory capital over the next four years. The plan must be approved by the state Insurance Commissioner, who may perform an audit of the insurer's financial position.

      - Authorized Control Level - below which the Insurance Commissioner is authorized to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which may include placing the insurance company under regulatory control, which, in turn, may result in rehabilitation or, ultimately, liquidation.

      - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control which, in turn, may result in rehabilitation or, if deemed appropriate, liquidation.

At December 31, 2001, MIIX's Total Adjusted Risk-Based Capital was $122.0 million and fell within the Regulatory Action Level, at approximately 142% of Authorized Control Level ($85.6 million), which required MIIX to prepare and submit a corrective action plan to the Insurance Commissioner of the New Jersey Department of Banking and Insurance. The plan must be approved by the New Jersey Insurance Commissioner, who may perform an examination of the insurer's financial position. Included in MIIX's statutory surplus and RBC at December 31, 2001 is an $18.1 million inter-company note receivable from Hamilton National Leasing ("HNL"). In March 2002, the Company executed a letter of intent to sell HNL. The Company expects the note receivable will be repaid upon the consummation of the sale of HNL, which is anticipated to occur in the second quarter of 2002. In the event that the sale of HNL does not close as currently anticipated, the note receivable may be considered non-admitted for statutory reporting purposes. At December 31, 2001, LP&C's RBC was at the Mandatory Control Level, at approximately 18% of Authorized Control Level, which authorizes the Virginia Insurance Commissioner to place LP&C under regulatory control that may result in rehabilitation or, ultimately, liquidation. On March 14 and 15, 2002, the Company made contributions of capital to LP&C totaling $2,125,000 in order to meet minimum statutory capital requirements in Virginia of $4 million. LP&C entered into a consent order with the Virginia Bureau of Insurance on February 22, 2002, in which it agreed not to solicit or issue any new or renewal business in any jurisdiction, in accordance with applicable laws. LP&C and the Bureau entered into a second consent order on March 6, 2002, requiring LP&C to obtain the Bureau's prior written consent before entering into certain material transactions not in the ordinary course of business, as set forth in the order, including selling or encumbering assets, lending or disbursing funds, incurring debt, modifying reinsurance treaties with affiliates, changing directors or officers of the company, merging the company or paying dividends to stockholders. Also see Note 4 - Related Party Transactions for additional discussion.

                          THE MIIX GROUP, INCORPORATED

The Company has filed a preliminary corrective action plan with the New Jersey Department of Banking and Insurance and continues to hold regular discussions with insurance regulators relative to the specific details included in the plan. The Company had previously communicated to various insurance departments its intention to discontinue writing new business in LP&C and non-renewing expiring policies, other than certain "tail" coverage for which the Company is contractually obligated to provide or where required by regulation, and put LP&C into run-off. The Company has closed its regional offices in Dallas and Indianapolis and has undertaken reductions in personnel and related costs associated with the operations of LP&C. In addition, the Company has announced its intention to limit its insurance writings in MIIX to New Jersey and certain mid-Atlantic states.

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, or the insurer is determined to be in a hazardous financial condition. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries without prior approval of the applicable state insurance department or Bermuda Registrar of Companies. As a result of these limitations, The MIIX Group does not expect that MIIX Insurance Company will have the ability to declare and pay dividends to The MIIX Group to meet its operating needs.

At December 31, 2001 and 2000, The MIIX Group had restricted net assets of $132,974,436 and $288,052,310, which represented its investments in its insurance subsidiaries.

10.  RESTRUCTURING CHARGE

The Company undertook a restructuring during the second quarter of 1999 and on June 23 announced the reduction of regional and home office staff and the closing of regional offices in Boston and Atlanta to centralize their functions at the Company's home office. The Company recognized a pre-tax charge in the second quarter of 1999 related to this restructuring of $2.4 million. No similar event occurred during the years ended December 31, 2000 and 2001.

11.  INCOME TAXES

For federal income tax purposes, the Company files a consolidated return with its subsidiaries.

                          THE MIIX GROUP, INCORPORATED

The components of the income tax (benefit)/provision in the accompanying statements of income, before the cumulative effect of an accounting change, are summarized as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                          2001       2000       1999
                                                        -------    -------    -------
                                                               (In thousands)
Current income tax...................................  $(14,977)  $(21,654)   $16,690
Deferred income tax..................................    56,869       (486)   (10,073)
                                                       --------   --------    -------
Total income tax (benefit)/expense...................  $ 41,892   $(22,140)   $ 6,617
                                                       ========   ========    =======

A reconciliation of income tax computed at the federal statutory tax rate to total income tax (benefit)/expense before the cumulative effect of an accounting change is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       -------    -------    --------
                                                               (In thousands)
Expected annual effective federal income tax
  (benefit)/expense at 35%............................ $(38,664)  $(20,509)   $ 9,581
Increase/(decrease) in taxes resulting from:
  Establishment of valuation allowance, net of
     reduction of tax contingency reserves............   82,297        612          0
  Tax-exempt interest.................................   (1,695)    (2,478)    (2,431)
  Other...............................................      (46)       235       (533)
                                                       --------   --------    -------
          Total income tax (benefit)/expense.......... $ 41,892   $(22,140)   $ 6,617
                                                       ========   ========    =======

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (In thousands)
Deferred tax assets:
  Net operating loss carryforwards..........................  $26,843    $     0
  Discounting of loss reserves..............................   49,857     49,955
  Unearned premium reserve..................................    6,660      5,442
  Unrealized losses and other-than-temporary declines
      on investments........................................   11,939      4,962
  Other.....................................................    3,620      2,029
                                                              -------    -------
          Total deferred tax assets.........................   98,919     62,388
                                                              -------    -------
   Less valuation allowance.................................   95,129        612
                                                              -------    -------
           Deferred tax asset after valuation allowance.....    3,790     61,776

Deferred tax liabilities-Other..............................    3,380      2,880
                                                              -------    -------
Net deferred tax assets.....................................  $   410    $58,896
                                                              =======    =======

At December 31, 2001 and 2000 the Company established a valuation allowance of $95.1 million and $0.6 million, respectively, to reduce its deferred tax assets to the estimated realizable value. The deferred tax assets primarily relate to net operating loss carryforwards which expire in twenty years, and the different tax and book treatment of discounting of loss reserves, unrealized losses and other-than-temporary

                          THE MIIX GROUP, INCORPORATED
declines on the available-for-sale securities and unearned premium reserve. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credit can be carried forward and expected future taxable income. Due to the Company's cumulative loss position in recent years, a valuation allowance has been provided for approximately the full value of the deferred tax assets at December 31, 2001. The increase in the valuation allowance of $94.5 million during 2001 impacted the Company's income tax provision and other comprehensive income which was included in unrealized appreciation/depreciation, net of tax.

At December 31, 2001, the Company released a $10.2 million tax contingency reserve which resulted from the establishment of the valuation allowance, at approximately full value.

The December 31, 2000 valuation allowance related to unrealized losses on the available-for sale securities. The decrease of $3.0 million during 2000 impacted other comprehensive income and was included in unrealized appreciation/depreciation, net of tax. Net deferred tax assets and income tax expense in future years can be significantly affected by changes in enacted tax rates or by unexpected adverse events that would impact management's conclusions as to the ultimately realizability of deferred tax assets.

At December 31, 2001 and 2000, the Company had current income taxes recoverable included in other assets of $13.8 million and $11.1 million, respectively. At December 31, 1999 the company had $12.8 million income taxes payable included in other liabilities.

The amount of federal income taxes paid in 2001, 2000 and 1999 was $7.2 million, $2.3 million and $8.9 million, respectively.

The federal income tax returns of the Company have been examined by the Internal Revenue Service through the years 1994. Management believes the Company has adequately provided for any remaining tax contingencies.

12.  DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the years ended December 31, 2001, 2000 and 1999.
                                                  2001        2000       1999
                                                --------    --------   --------
                                                         (In thousands)

Balance at beginning of period................  $  3,026    $  3,165   $  2,810
Cost deferred during the period...............    15,086      12,576     13,565
Amortization expense..........................   (13,696)    (12,715)   (13,210)
                                                --------    --------   --------
Balance at end of period......................  $  4,416    $  3,026   $  3,165
                                                ========    ========   ========

13.  COMPREHENSIVE INCOME/(LOSS)

                          THE MIIX GROUP, INCORPORATED

The components of comprehensive income/(loss), net of related tax, for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                            2001       2000       1999
                                                          --------   --------   --------
                                                                  (In thousands)

Net income/(loss)....................................... $(157,644)  $(36,458)  $ 20,758

Other comprehensive income/(loss):

Unrealized holding appreciation/(depreciation) arising
    during period (net of tax of $0, $13,821 and
    $(23,944), respectively)............................    (4,272)    27,146    (54,273)

  Reclassification adjustment for losses realized in
    net income (net of tax of $3,609, $1,455 and
    $2,370, respectively)...............................     6,703      2,701      4,400
                                                         ---------   --------   --------
  Net unrealized appreciation/(depreciation) arising
    during the period at December 31, (net of tax of
    $3,609, $15,276, and $(21,574), respectively)....... $   2,431   $ 29,847   $(49,873)
                                                         ---------   --------   --------
Comprehensive loss...................................... $(155,213)  $ (6,611)  $(29,115)
                                                         =========   ========   ========

14.  STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy.

Pursuant to stock purchase and loan agreements, The MIIX Group loaned during 1999 certain officers of the Company approximately $4,640,000 which the officers used to purchase unregistered shares of the MIIX Group common stock at the Offering Price. In the first half of 2000, the Company loaned approximately an additional $770,000 which the officers used to purchase unregistered shares of the MIIX Group common stock at market price. The loans, three of which are with former officers of the Company, bear interest rates ranging from 5.37% to 6.21% and provide for full recourse against the borrowers. Pursuant to a former CEO's separation agreement during 2001, the outstanding stock purchase and loan balance was reduced by approximately $0.7 million. As part of the separation agreement, the Company also issued 221,591 phantom stock options, which are stock appreciation rights, with prices ranging from $7.40 to $13.50, all of which were immediately exercisable and expire April 13, 2006.

On September 15, 1999, 45,515 restricted shares of The MIIX Group common stock, having a per share market value of $16.06, were granted to certain officers and board members, of which 12,597 shares were immediately vested, and 20,078 shares were subsequently forfeited. During 2000 an additional 4,280 shares of restricted shares of The MIIX Group common stock were vested. During 2001, the Company granted an additional 40,000 shares of restricted shares of The MIIX Group common stock, of which 10,000 shares were immediately vested, and 28,560 shares were forfeited.

The aggregate number of options for common shares issued and issuable under the Plan is currently limited to 2,250,000. All options granted have ten year terms and vest over various future periods. Options outstanding at December 31, 2001 have exercise prices ranging from $7.45 to $16.06.

                          THE MIIX GROUP, INCORPORATED

A summary of the Company's stock option activity and related information follows:

                                                        2001                               2000
                                            ---------------------------        ---------------------------
                                            Number of  Weighted-Average        Number of  Weighted-Average
                                             Options    Exercise Price          Options    Exercise Price
                                            ---------  ----------------        ---------  ----------------
Options outstanding at beginning
   of year.............................       531,435          $12.88             451,500          $13.47
Granted during year....................       707,800            8.12             203,511           11.54
Exercised during year..................           431            7.45                   0            0.00
Forfeited during the year..............       307,535            9.67              54,439           12.31
Expired during the year................        65,200           12.86              69,137           13.29
                                              -------                             -------
Options outstanding at end of year.....       866,069          $10.13             531,435          $12.88
                                              =======          ======             =======          ======

Options exercisable....................       412,087           11.29             230,419           13.21
                                              =======           =====             =======           =====

FASB Statement No. 123 requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its employee stock compensation under the fair value method of that Statement.

The Company's pro forma information using the Black-Scholes valuation model follows:

                                                           2001          2000
                                                        ----------    ----------

   Estimated weighted average of the fair value of
     options granted................................... $ 2.36        $ 3.56
   Pro forma net loss (in thousands)................... $ (157,838)   $ (36,719)
   Pro forma loss per share - Basic/Diluted............ $ (11.67)     $ (2.60)

For pro forma disclosure purposes, the fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 3.2% to 6.6%; dividend yields ranging from 1.24% to 2.69%; volatility factors of the expected market price of the Company's common stock ranging from 35.1% to 48.2%; and a three-year weighted average expected life of the options.

In management's opinion, existing stock option valuation models do not provide an entirely reliable measure of the fair value of non-transferable employee stock options with vesting restrictions.

15.  EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Earnings/(loss) per share for the years ended December 31, 2001 and 2000 is computed using the weighted-average number of common shares outstanding during these periods of 13,524,959 and 14,100,043, respectively. Earnings per share through August 4, 1999, gives effect to the reorganization and the allocation of approximately 12,025,000 shares of common stock distributed to the Exchange's members on August 4, 1999.

                          THE MIIX GROUP, INCORPORATED

The following table sets forth the computation of basic and diluted earnings/(loss) per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
                                                                      (In thousands)
Numerator for basic and diluted earnings/(loss) per share
   of common stock:
   Net income/(loss) before cumulative effect of an
     accounting change...................................... $(152,361)  $(36,458)   $20,758
   Cumulative effect of an accounting change for certain
     debt securities, net of tax............................    (5,283)         0          0
                                                             ---------   --------    -------

   Net income/(loss)........................................ $(157,644)  $(36,458)   $20,758
                                                             =========   ========    =======

Denominator:
  Denominator for basic earnings/(loss) per share of
  common stock - weighted-average shares outstanding........    13,525     14,100     13,497

  Effect of dilutive securities:
    Stock options and non-vested restricted stock...........        81         17         37
                                                              --------   --------    -------
    Denominator for diluted earnings/(loss) per share of
    common stock adjusted - weighted-average shares
    outstanding.............................................    13,606     14,117     13,534
                                                              ========   ========    =======

Basic and diluted earnings/(loss) per share of common stock
   before cumulative effect of an accounting change.........  $ (11.27)  $  (2.59)   $  1.54
Cumulative effect of an accounting change for certain
   debt securities..........................................     (0.39)      0.00       0.00
                                                              --------   --------    -------

Basic and diluted earnings/(loss) per share of common stock.  $ (11.66)  $  (2.59)   $  1.54
                                                              ========   ========    =======

16.  PREFERRED STOCK PURCHASE RIGHTS

On June 27, 2001 the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one Right for every outstanding share of common stock, par value $0.01, per share, to be distributed on July 10, 2001 to stockholders of record as of the close of business on that date. The Rights will expire on June 27, 2011 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events as defined below.

Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.01 par value at a price of $35.00 per one-thousandth of a share, subject to adjustments. The Rights will, on the distribution date, become exercisable ten (10) days after a public announcement that a party has acquired at least 15% or commenced a tender or exchange offer that would result in any party or group owning 15% or more of the Company's outstanding shares of common stock and the acquiring party is determined by a majority of the Company's directors to be an "Adverse Person" as defined in the Rights Plan.

Each holder of a Right, other than the "Acquiring Person," as defined in the Rights Plan, or "Adverse person," will in such event have the right to receive shares of the Company Common stock having a market value of two times the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination, or if more than 50% of the Company's assets or earning power is sold or transferred, each holder of a Right would have the right to receive common stock of the acquiring company with a market value of two times the Purchase Price of the Right. Following the occurrence of any of these "Triggering Events," any rights that are beneficially owned by an acquiring person will immediately become null and void. The Company may redeem the Rights for $0.001 per Right at any time until ten (10) days following the stock acquisition date.

                          THE MIIX GROUP, INCORPORATED

17.   UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations for 2001 and 2000:

                                                                       2001
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (In thousands)
Total written premiums.............................  $100,763   $ 23,550   $ 70,993  $  36,640
Net premiums earned................................    44,634     46,468     49,488      6,262
Net investment income..............................    21,310     20,906     19,862     18,115
Realized investment losses.........................     3,019      4,552     (2,216)    (7,539)
Losses and loss adjustment expenses................    45,604     46,438     47,073    111,653
Net income/(loss)..................................  $  6,501   $  1,827   $  2,464  $(168,436)

Basic and diluted earnings/(loss) per share........  $   0.48   $   0.13   $   0.18   $ (12.43)
                                                     ========   ========   ========   ========
Dividend per share of common stock.................  $   0.05   $   0.05   $   0.05   $   0.05
                                                     ========   ========   ========   ========


                                                                       2000
                                                     -----------------------------------------
                                                       1ST         2ND        3RD        4TH
                                                     --------    -------    -------    -------
                                                                   (In thousands)

Total written premiums.............................  $128,763   $ 15,682   $ 52,073   $ 29,608
Net premiums earned................................    49,179     30,747     51,814     52,322
Net investment income..............................    21,479     20,902     21,399     21,378
Realized investment losses.........................       (29)      (568)      (109)    (3,450)
Losses and loss adjustment expenses................    47,770    118,153     52,038     61,263
Net income/(loss)..................................  $  6,854   $(47,968)  $  2,930   $  1,726

Basic and diluted earnings/(loss) per share........  $   0.47   $  (3.37)  $   0.21   $   0.13
                                                     ========   ========   ========   ========
Dividend per share of common stock.................  $   0.05   $   0.05   $   0.05   $   0.05
                                                     ========   ========   ========   ========

18. SUBSEQUENT EVENTS

During 2002, A.M. Best Company downgraded the financial strength rating of MIIX and its two subsidiaries, LP&C and MIIX New York, to B- (Fair) with negative implications from A- (Excellent). The rating action followed the Company's announcement to strengthen loss reserves at December 31, 2001. On March 22, 2002, A.M. Best again lowered the rating of the Company to C+ (Marginal), with outlook continuing to be negative, from B- (Fair). These downgrades have resulted in certain reinsurers requests to place assets in trust in accordance with the Company's Aggregate Reinsurance Contracts. See Note 6.

In March, 2002, the Company announced its intention to place all operations of LP&C into run-off. In addition, the Company announced its intention to limit MIIX's insurance writings to New Jersey and certain Mid-Atlantic states and no longer write institutional business. As a result, other business will be written only as required by contractual provisions or regulation. Regional offices in Dallas, Texas and Indianapolis, Indiana were closed in March, 2002, as part of the run-off plan. A restructuring charge associated with these closures and other actions is expected to be recorded in the period ended March 31, 2002. The amount of the charge is not yet determined.

During February, 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements and general business conditions.

On March 9, 2002, The Job Creation and Worker Assistance Act of 2002 was enacted into law. This act amends the carryback of certain net operating losses to five years and temporarily suspends the 90% Alternative Minimum Tax (AMT) Limit. The amendment applies to net operating losses for taxable years ending December 31, 2001 and 2002. As a result of this act, the Company will record a current income tax receivable with

                          THE MIIX GROUP, INCORPORATED
a corresponding income tax benefit of approximately $11.0 million in the first quarter of 2002.

On March 8, 2002, the MIIX Group executed a letter of intent to sell its leasing subsidiary, Hamilton National Leasing Corporation. The sale transaction is expected to close during the second quarter of 2002. The Company expects to receive proceeds from the sale of Hamilton Leasing sufficient to repay the $18.1 million intercompany note between Hamilton and MIIX Insurance Company, and repay a substantial portion of the Amboy National Bank loan (See Notes 4 and 9).

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001
                          The MIIX Group, Incorporated
                                 (In thousands)

                                                        AMORTIZED                     AMOUNT ON
                                                           COST       FAIR VALUE    BALANCE SHEET
                                                        ----------    ----------    -------------
Fixed maturities:
Bonds:
  United States government and government agencies
     and authorities..................................  $   54,495    $   55,038      $   55,038
  States, municipalities and political subdivisions...     123,079       122,082         122,082
  Public utilities....................................      57,975        57,526          57,526
  Foreign securities--U.S. dollar denominated.........      35,942        35,553          35,553
  All other corporate bonds...........................     790,008       784,735         784,735
                                                        ----------    ----------      ----------
     Total fixed maturities...........................  $1,061,499    $1,054,934      $1,054,934
                                                        ----------    ----------      ----------
Equity securities:
  Common stock:
     Banks, trusts and insurance companies............       4,211         3,475           3,475
     All other corporate stock........................       2,870         3,148           3,148
     Foreign stocks...................................           0             0               0
                                                        ----------    ----------      ----------
     Total equity securities..........................  $    7,081    $    6,623      $    6,623
                                                        ----------    ----------      ----------
Short-term investments................................  $  166,501    $  166,501      $  166,501
                                                        ----------    ----------      ----------

Total investments.....................................  $1,235,081    $1,228,058      $1,228,058
                                                        ==========    ==========      ==========

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          The MIIX Group, Incorporated
                            Condensed Balance Sheets
                      (In thousands, except share amounts)

                                                                 DECEMBER 31,
                                                             --------------------
                                                               2001        2000
                                                             --------   ---------
Assets:
  Investments
  Equity investments, at fair value
     (cost: 2001 - $2,614; 2000 - $2,614)................... $  1,846    $  1,752
  Short-term investments, at cost which approximates
     fair value.............................................      108         131
  Investment in subsidiaries................................  145,474     296,846
                                                             --------    --------
          Total investments.................................  147,428     298,729

  Cash......................................................       (5)         10

  Other assets..............................................      533         874
                                                             --------    --------
          Total assets...................................... $147,956    $299,613
                                                             ========    ========

Liabilities:
  Due to subsidiaries....................................... $  4,413    $  2,378
  Loan Payable..............................................    9,050       7,500
  Other liabilities.........................................    3,007         294
                                                             --------    --------
          Total liabilities................................. $ 16,470    $ 10,172
                                                             --------    --------

  Stockholders' Equity:
  Preferred stock, $0.01 par value, 50,000,000 shares
     authorized, no shares issued and outstanding........... $      0    $      0
  Common stock, $0.01 par per share, 100,000,000 shares
     authorized, 16,538,005 shares issued
     (2001 - 13,479,760 shares outstanding;
     2000 - 13,563,938 shares outstanding)..................      166         166
  Additional paid-in capital................................   53,927      53,716
  Retained earnings.........................................  129,307     289,655
  Treasury stock, at cost (2001 - 3,058,245 shares;
     2000 - 2,974,067 shares)...............................  (39,631)    (38,897)
  Stock purchase loans and unearned stock compensation......   (5,444)     (5,929)
  Accumulated other comprehensive income/(loss).............   (6,839)     (9,270)
                                                             --------    --------
          Total stockholders' equity........................ $131,486    $289,441
                                                             --------    --------

          Total liabilities and stockholders' equity........ $147,956    $299,613
                                                             ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                         Condensed Statements of Income

                                                              YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
                                                                  (In thousands)
         Net investment income.......................... $    285    $    382    $    711
         Other Income...................................       10           0           0
       Realized investment gains/(losses).............          0        (345)        138
         Other expenses.................................   (2,371)       (858)       (852)
                                                         --------    --------    --------
         Loss before federal income taxes and equity
           in income of subsidiaries....................   (2,076)       (821)         (3)

         Tax provision/(benefit)........................    1,556        (475)        (11)
                                                         --------    --------    --------

         Earnings/(loss) before equity in income of
           subsidiaries.................................   (3,632)       (346)          8
         Equity in income/(loss) of subsidiaries........ (154,012)    (36,112)     20,750
                                                        ---------    --------    --------
                 Net income/(loss)......................$(157,644)   $(36,458)   $ 20,758
                                                        =========    ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                       Condensed Statements of Cash Flows


                                                                            YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          2001        2000       1999
                                                                        --------    --------   --------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)....................................................  $(157,644)  $(36,458)   $ 20,758

Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains)/losses...................................          0        345        (138)
Change in payable to subsidiaries....................................      2,035      2,016         362
Net change in other assets and liabilities...........................      2,713     (1,652)        857
Equity in undistributed income of subsidiaries.......................    154,012     36,112     (20,750)
                                                                       ---------   --------    --------
Net cash provided by operating activities............................      1,116        363       1,089
                                                                       ---------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales.........................         0          0       2,915
Proceeds from equity sales............................................         0      2,860       1,553
Cost of investments acquired..........................................         0          0     (10,148)
Purchase of subsidiary................................................         0          0        (100)
Change in short-term investments, net.................................        23     11,719     (11,850)
                                                                       ---------   --------    --------
Net cash provided by/(used in) investing activities..................        23     14,579     (17,630)
                                                                       ---------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of
   offering and reorganization costs..................................         0          0      37,350
Purchase of treasury stock............................................        (0)   (19,648)    (19,249)
Cash dividends to stockholders........................................    (2,704)    (2,784)     (1,560)
Notes payable and other borrowings....................................     1,550      7,500           0
                                                                       ---------   --------    --------

Net cash provided by/(used in) financing activities..................    (1,154)   (14,932)     16,541
                                                                       ---------   --------    --------

Net change in cash....................................................       (15)        10           0

Cash at beginning of period...........................................        10          0           0
                                                                       ---------   --------    --------

Cash at end of period................................................. $      (5)  $     10    $      0
                                                                       =========   ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated

                     Notes to Condensed Financial Statements
                                December 31, 2001

1.  REORGANIZATION

On August 4, 1999 the Exchange consummated its Plan of Reorganization whereby the Exchange reorganized from a reciprocal insurer to a stock insurance company, MIIX Insurance Company (MIIX) and became a wholly owned subsidiary of The MIIX Group, Incorporated (The MIIX Group).

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

2.  BASIS OF PRESENTATION

In The MIIX Group's condensed financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The MIIX Group's condensed financial statements should be read in conjunction with the consolidated financial statements, in particular see Notes 4 and 9.

                                   SCHEDULE V

                          The MIIX Group, Incorporated

                        Valuation and Qualifying Accounts
                                                  (in thousands)

                                      Balance at
                                     beginning of      Charged to                                        Balance at end
                                        period            costs         Charged to                          of period
                                      January 1,           and             other                           December 31,
          Description                    2001            expenses        accounts       Deductions             2001
---------------------------------    --------------    ------------    ------------   --------------    -----------------
Deferred tax valuation
    allowance...................             612           91,827          2,690                0             95,129 (a)

Direct financing leases -
    allowance for doubtful
    accounts....................             521              460              0              228                753 (a)

Premium receivable..............              58               75              0                0                133 (a)

Reinsurance allowance...........           1,300                0              0            1,300                  0 (a)


(a) Deducted from the asset section in the balance sheet