Form 10-Q
period 2002-03-31
MIIX GROUP INC
filed 2002-05-15
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

     As of May 9, 2002, the number of outstanding shares of the Registrant's Common Stock was 13,392,173.

TABLE OF CONTENTS
-----------------

PART I    FINANCIAL INFORMATION................................................4

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........19

PART II   OTHER INFORMATION...................................................20

ITEM 1.   LEGAL PROCEEDINGS...................................................20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................21

SIGNATURES ...................................................................22

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Stockholders, any Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in the Company's annual report on Form 10-K) include, but are not limited to: the Company having sufficient liquidity and working capital; the Company's ability to achieve consistent profitable growth; the Company's ability to diversify its product lines; the continued adequacy of the Company's loss and loss adjustment expense reserves; the Company's avoidance of any material loss on collection of reinsurance recoverables; increased competitive pressure; the loss of significant customers; general economic conditions, including changing interest rates; rates of inflation and the performance of the financial markets; judicial decisions and rulings; changes in domestic and foreign laws, regulations and taxes; geographic concentration of the Company's business; effects of acquisitions and divestitures; further control by insurance department regulators, including the possibility of rehabilitation or liquidation; and various other factors. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of March 31, 2002, and the related consolidated statements of income for the three month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001 and the consolidated statement of equity for the three month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2001, not presented herein, and in our report dated April 1, 2002, we expressed an unqualified opinion on those consolidated financial statements; however, we referred in our report to disclosures in the Notes to the December 31, 2001 financial statements, the potential consequences of which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                        ERNST & YOUNG LLP

New York, New York
May 8, 2002

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                   ---------------------------
                                                                                      2002            2001
                                                                                   -----------     -----------
                                    ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed maturity investments, at fair value (amortized cost: 2002 -
     $1,019,486; 2001 - $1,061,499) ...........................................    $ 1,001,407     $ 1,054,934
   Equity investments, at fair value (cost: 2002 - $7,641; 2001 - $7,081) .....          7,323           6,623
   Short-term investments, at cost which approximates fair value ..............        157,811         166,501
                                                                                   -----------     -----------
         Total investments ....................................................      1,166,541       1,228,058
                                                                                   -----------     -----------
Cash ..........................................................................          8,366           2,029
Accrued investment income .....................................................         12,376          13,261
Premium receivable, net .......................................................         45,143          20,546
Reinsurance recoverable on unpaid losses ......................................        478,440         463,275
Prepaid reinsurance premiums ..................................................          8,186          16,067
Reinsurance recoverable on paid losses, net ...................................         14,426          51,632
Deferred policy acquisition costs .............................................          5,812           4,416
Receivable for securities .....................................................         12,899               0
Net investment in direct financing leases .....................................         31,459          32,101
Other assets ..................................................................         65,723          64,478
                                                                                   -----------     -----------
         Total assets .........................................................    $ 1,849,371     $ 1,895,863
                                                                                   ===========     ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses ....................................    $ 1,228,086     $ 1,196,998
Unearned premiums .............................................................        130,768          88,598
Premium deposits ..............................................................              0          18,928
Funds held under reinsurance treaties .........................................        341,353         374,156
Notes payable and other borrowings ............................................         10,107          10,699
Other liabilities .............................................................         63,493          74,998
                                                                                   -----------     -----------
         Total liabilities ....................................................      1,773,807       1,764,377
                                                                                   -----------     -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding .....................................................              0               0

Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued, (2002 - 13,392,173 shares outstanding; 2001 - 13,479,760
   shares outstanding) ........................................................            166             166
Additional paid-in capital ....................................................         53,808          53,927
Retained earnings .............................................................         83,941         129,307
Treasury stock, at cost (2002 - 3,145,832 shares; 2001 - 3,058,245 shares) ....        (40,069)        (39,631)
Stock purchase loans and unearned stock compensation ..........................         (4,064)         (5,444)
Accumulated other comprehensive loss ..........................................        (18,218)         (6,839)
                                                                                   -----------     -----------
         Total stockholders' equity ...........................................         75,564         131,486
                                                                                   -----------     -----------
         Total liabilities and stockholders' equity ...........................    $ 1,849,371     $ 1,895,863
                                                                                   ===========     ===========

SEE ACCOMPANYING NOTES

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ------------------------
                                                                                 2002          2001
                                                                              ---------     ---------
REVENUES
Net premiums earned ......................................................    $  37,153     $  44,634
Net investment income ....................................................       18,249        21,310
Realized investment gains (losses) .......................................       (1,503)        3,019
Other revenue ............................................................        2,816         2,095
                                                                              ---------     ---------
              Total revenues .............................................       56,715        71,058
                                                                              ---------     ---------

EXPENSES
Losses and loss adjustment expenses ......................................       81,804        45,604
Underwriting expenses ....................................................       10,740         9,844
Funds held charges .......................................................       14,759         5,686
Other expenses ...........................................................        1,274           977
Restructuring charge .....................................................        2,552             0
                                                                              ---------     ---------
              Total expenses .............................................      111,129        62,111
                                                                              ---------     ---------

Income (loss) before income taxes ........................................      (54,414)        8,947
Income tax provision (benefit) ...........................................      (11,421)        2,446
                                                                              ---------     ---------
     Net income (loss) before cumulative effect of an accounting change ..      (42,993)        6,501
     Cumulative effect of an accounting change, net of tax ...............       (2,373)            0
                                                                              ---------     ---------
              Net income (loss) ..........................................    $ (45,366)    $   6,501
                                                                              =========     =========

Basic and diluted earnings (loss) per share before cumulative effect of an
     accounting change ...................................................       $(3.20)       $ 0.48
Cumulative effect of an accounting change ................................        (0.18)         0.00
                                                                                 ------        ------
Basic and diluted earnings (loss) per share of common stock ..............       $(3.38)       $ 0.48
                                                                                 ======        ======

Dividend per share of common stock .......................................       $ 0.00        $ 0.05
                                                                                 ======        ======

SEE ACCOMPANYING NOTES


                                                                 THE MIIX GROUP, INCORPORATED

                                                               CONSOLIDATED STATEMENT OF EQUITY
                                                           FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                           (UNAUDITED)

                                                                                           STOCK
                                                                                           PURCHASE
                                                                                          LOANS AND     ACCUMULATED
                                    NUMBER OF   COMMON  ADDITIONAL                         UNEARNED        OTHER           TOTAL
                                     SHARES     STOCK    PAID-IN    RETAINED   TREASURY     STOCK      COMPREHENSIVE   STOCKHOLDERS'
                                   OUTSTANDING  ISSUED   CAPITAL    EARNINGS    STOCK    COMPENSATION  INCOME (LOSS)      EQUITY
                                   -----------  ------  ----------  --------   --------  ------------  -------------   -------------
 Balance at January 1, 2002.......  13,479,760   $166    $53,927    $129,307   $(39,631)     $(5,444)     $ (6,839)       $131,486
   Net loss.......................                                   (45,366)                                              (45,366)

   Other comprehensive income,
      net of tax:

      Net unrealized depreciation
        on securities available-
        for-sale, net of deferred                                                                          (11,379)        (11,379)
        taxes.....................

   Stock purchase and loan
        agreements activities.....    (110,061)                                    (729)       1,409                           680

   Stock compensation and
        treasury stock activity...      22,474              (119)                   291          (29)                          143
                                    ----------   ----    -------    --------   --------      -------      --------        --------
 Balance at March 31, 2002........  13,392,173   $166    $53,808    $ 83,941   $(40,069)     $(4,064)     $(18,218)       $ 75,564
                                    ==========   ====    =======    ========   ========      =======      ========        ========

SEE ACCOMPANYING NOTES

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                            2002          2001
                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...................................................    $ (45,366)    $   6,501

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax ...............        2,373             0
Unpaid losses and loss adjustment expenses ..........................       31,088        (4,411)
Unearned premiums ...................................................       42,170        51,504
Premium deposits ....................................................      (18,928)      (15,618)
Premium receivable, net .............................................      (24,597)      (31,893)
Reinsurance balances, net ...........................................       (2,881)          862
Deferred policy acquisition costs ...................................       (1,396)       (2,048)
Realized (gains) losses .............................................        1,503        (3,019)
Depreciation, accretion and amortization ............................         (859)       (1,038)
Accrued investment income ...........................................          885         1,019
Net investment in direct financing leases ...........................          642        (1,056)
Other assets ........................................................       (3,622)        4,569
Other liabilities ...................................................      (12,060)       (5,985)
                                                                         ---------     ---------
Net cash used in operating activities ...............................      (31,048)         (613)
                                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales .......................      176,389        82,821
Proceeds from fixed maturity investments matured, called or prepaid .       25,046        40,576
Proceeds from equity investment sales ...............................            5             0
Cost of investments acquired ........................................     (160,631)     (119,200)
Change in short-term investments, net ...............................        8,690        (2,826)
Net (payable) for securities ........................................      (11,522)       (1,787)
                                                                         ---------     ---------
Net cash (used in)  provided by investing activities ................       37,977          (416)
                                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings ....................            0         1,550
Repayment of notes payable and other borrowings .....................         (592)       (1,697)
Cash dividends to stockholders ......................................            0          (678)
Subordinated loan certificates redeemed .............................            0          (137)
                                                                         ---------     ---------
Net cash used in financing activities ...............................         (592)         (962)
                                                                         ---------     ---------

Net change in cash ..................................................        6,337        (1,991)

Cash, beginning of period ...........................................        2,029         2,191
                                                                         ---------     ---------
Cash, end of period .................................................    $   8,366     $     200
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

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2001 which were filed with the Securities and Exchange Commission on Form 10-K.

2.    BORROWING ARRANGEMENTS

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates May 17, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of March 31, 2002, the Company had borrowed approximately $9.1 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet. During the quarter ended March 31, 2002, the Company incurred interest expense on the loan of approximately $181,000. At March 31, 2001, the Company has fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. A former CEO of the Company is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above are as fair to the Company as could have been obtained from an unaffiliated third party. The Company has initiated discussions with Amboy National Bank to restructure the terms of the revolving credit facility. The restructuring discussions are ongoing and the result may depend in part on the Company's ability to repay a portion of the loan and extend the maturity on the remaining balance. The Company's ability to repay the loan in the future may be dependent on approval by the New Jersey Department of Banking and Insurance of dividend payments by MIIX to the Company. In the event that the Company is unable to restructure the terms of the revolving credit facility prior to its May 17, 2002 termination date, the Company would be in default on the credit facility on that date.

3.    LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

During the first quarter ended March 31, 2002, the Company increased net prior year reserves of $29.5 million, which is net of $25.0 million of ceded loss and loss adjustment expenses under the Company's aggregate reinsurance contracts relating to these prior years. The increase in losses and LAE expenses for the three months ended March 31, 2002 reflects primarily the reserve strengthening action associated with management's conservative best estimate based on updated actuarial information available as of March 31, 2002.

4.   STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25 no compensation expense is recognized given the Company's policy. During the first quarter of 2002, 10,000 restricted shares of The MIIX Group common stock were granted, having a per share market value of $2.88 and 35,000 options to purchase shares of The MIIX Group common stock at an exercise price of $2.88 were granted, of which 8,750 shares were immediately exercisable. During the three months ended March 31, 2002, 72,626 options were cancelled and 12,474 options were exercised with exercise prices ranging from $7.45 to $11.91. During the quarter ended March 31, 2002, certain current and former officers tendered 110,061 shares of The

MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreement, and reduced the stock purchase and loan balances by approximately $1.4 million. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the related transactions.

5.    EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 13,424,695, and 13,476,709 for the three month period ended March 31, 2002, and 13,555,378 and 13,567,771 for the three-month period ended March 31, 2001.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         ---------------------
                                                                                           2002         2001
                                                                                         --------     --------
                                                                                            (In thousands)
Numerator for basic and diluted earnings (loss) per share of common stock:
     Net income (loss) before cumulative effect of an accounting change .............    $(42,993)    $  6,501

     Cumulative effect of an accounting change, net of tax ..........................      (2,373)           0
                                                                                         --------     --------

     Net income (loss) ..............................................................    $(45,366)    $  6,501
                                                                                         ========     ========

Denominator:
     Denominator for basic earnings loss per share of common stock - weighted-average
     shares of outstanding ..........................................................      13,425       13,555

Effect of dilutive securities:
     Stock options and nonvested restricted stock ...................................          52           13
                                                                                         --------     --------

     Denominator for diluted earnings loss per share of common stock - adjusted
     weighted-average shares outstanding ............................................      13,477       13,568
                                                                                         ========     ========

Basic and diluted earnings (loss) per share of common stock before cumulative effect
of an accounting change .............................................................      $(3.20)       $0.48

Cumulative effect of an accounting change ...........................................       (0.18)           0
                                                                                           ------        -----

Basic and diluted earnings (loss) per share of common stock .........................      $(3.38)       $0.48
                                                                                           ======        =====

6.    COMPREHENSIVE INCOME

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gain (loss) at March 31, 2002 and December 31, 2001 is reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income, net of related tax, for the periods ended March 31, 2002 and 2001 are as follows:

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       ---------------------
                                                                                         2002         2001
                                                                                       --------     --------
                                                                                          (In thousands)
Net income (loss) .................................................................    $(45,366)    $  6,501

Other comprehensive income (loss):
Unrealized holding appreciation (depreciation) arising during period (net of tax of
$0 and $4,599, respectively) ......................................................     (12,882)       9,033

Reclassification adjustment for losses (gains) realized in net income (net of tax
of $0 and $(1,057), respectively) .................................................       1,503       (1,962)
                                                                                       --------     --------

Net unrealized appreciation (depreciation) arising during the period ended March 31
(net of tax of $0 and $3,542, respectively) .......................................     (11,379)       7,071
                                                                                       --------     --------

Comprehensive income (loss) .......................................................    $(56,745)    $ 13,572
                                                                                       ========     ========

7.    DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the three months ended March 31, 2002 and 2001.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                        2002              2001
                                                       -------          -------
                                                            (In thousands)
Balance, beginning of period .................         $ 4,416          $ 3,026
Cost deferred during the period ..............           4,680            4,798
Amortization expense .........................          (3,284)          (2,750)
                                                       -------          -------
Balance, end of period .......................         $ 5,812          $ 5,074
                                                       =======          =======

8.    RESTRUCTURING CHARGE

The first quarter of 2002 includes a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis and the decision to put Lawrenceville Property and Casualty Company into runoff. The communication of these initiatives was made during the first quarter of 2002.

9.    INCOME TAXES

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended March 31, 2002 and 2001 are as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------
                                                    2002                         2001
                                       -----------------------------   --------------------------
                                                       % OF INCOME                   % OF INCOME
                                                          BEFORE                        BEFORE
                                       INCOME TAXES    INCOME TAXES    INCOME TAXES  INCOME TAXES
                                       ------------    ------------    ------------  ------------
                                      (In thousands)                  (In thousands)
Expected annual effective federal
    income tax expense (benefit)
    at 35% ...........................  $(19,045)        (35.0)%            $3,132       35.0 %
Increase (Decrease) in taxes
    resulting from:
    Valuation allowance ..............     8,334          15.3 %                 0        0.0 %
    Tax-exempt interest ..............      (391)         (0.7)%              (462)      (5.2)%
    Other ............................      (319)         (0.6)%              (224)      (2.5)%
                                        --------        ------            --------       ----
Total income tax expense (benefit) ...  $(11,421)        (21.0)%            $2,446       27.3 %
                                        ========        ======            ========       ====

The income tax benefit of $11.4 million resulted from the recognition of a net operating loss carryback due to a tax law change enacted during the first quarter of 2002.

10.   RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using the purchase method. The purchase method of accounting requires that net assets acquired that constitute a business be recorded at their fair value with any excess cost over the net assets acquired be recorded as goodwill. SFAS No. 141 also requires that certain intangible assets acquired in a business combination be recognized apart from goodwill. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized as an expense but instead is reviewed and tested for impairment under a fair value approach. SFAS 142 requires that goodwill be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances that would indicate impairment may be necessary. On January 1, 2002, the Company recorded a $2.4 million impairment related to goodwill, net of $0 tax ($0.18 per diluted share). The cumulative effect of this change in accounting principle eliminated goodwill amortization of approximately $111,000, net of tax ($0.01 per diluted share) for the quarter ended March 31, 2001.

On April 1, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." This standard established new guidelines for recognition of income and other-than-temporary decline for interests in securitized assets. EITF 99-20 requires the Company to recognize an other-than-temporary declines if the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent, prior, estimation date. The difference between the book value of the security and its fair value must be recognized as an other-than-temporary decline and the security's yield is adjusted to market yield. This new guidance also adopts the prospective method for adjusting the yield used to recognize interest income for changes in estimated future cash flows since the last quarterly evaluation date. During the first quarter of 2002, the Company recognized $3.3 million of other-than-temporary declines in investment values.

In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 provides financial accounting and reporting guidance for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Adoption of SFAS 143 is not expected to have a material impact on the Company's financial condition or results of operations.

On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard provides a unified model for all assets to be disposed of, including disposal of segments of a business currently accounted for under APB Opinion No. 30. SFAS 144 also addresses implementation issues related to disposal of assets raised by SFAS 121 and supersedes SFAS 121 while retaining the recognition and measurement provisions of SFAS 121 of long-lived assets to be held and used and to be disposed of by sale. Adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

11.   RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2002 presentation.

12.   SUBSEQUENT EVENTS

On May 3, 2002, the New Jersey Department of Banking and Insurance approved the Company's business plan which provides for MIIX to be placed into voluntary solvent runoff in approximately 90 days. MIIX will cease writing business in all states other than New Jersey in accordance with each state's specific withdrawal requirements. MIIX will continue to renew New Jersey physician business during the 90 day period as the Company moves ahead with obtaining the necessary approvals to support the formation of a physician-supported insurance company that focuses on its core business, New Jersey physicians. It is anticipated that the Company would enter into a management contract and other financial arrangements to support the new physician-supported company. The Company has withdrawn from the interactive rating process with A.M. Best Company.

On May 6, 2002, the Company sold substantially all of the net assets of Hamilton National Leasing Corporation. The sale, which was breakeven for financial reporting purposes, resulted in proceeds of approximately $28.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reporting amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to income taxes, loss and loss adjustment expenses ("LAE") reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INCOME TAXES. The Company accounts for income taxes in accordance with Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would impact our financial position and results of operations. A valuation allowance has been established for approximately the full value of the deferred tax assets at March 31, 2002.

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

The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current year. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material.

INVESTMENTS. The Company has designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The Company has no securities classified as "trading" or "held-to-maturity." Investments are recorded at the trade date.

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

The Company regularly evaluates the carrying value of its investments based on current economic conditions, past credit loss experience and other circumstances. A decline in fair value that is other-than-temporary is recognized by an adjustment to carrying value treated as a realized investment loss and a reduction in the cost basis of the investment in the period when such a determination is made.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

NET PREMIUMS EARNED. Net premiums earned decreased approximately $7.5 million, or 16.8% to $37.2 million for the three months ended March 31, 2002 from $44.6 million for the three months ended March 31, 2001. This net decrease is primarily due to an increase in ceded premium earned of $11.6 million, partially offset by increased direct premiums earned of $4.4 million. The increase in direct earned premiums is largely the result of higher written premiums in the last quarter of 2001 as compared to last quarter of 2000. The increase in ceded premiums earned is primarily due to additional ceded premiums of $13.1 million associated with the aggregate reinsurance contracts resulting from the reserve strengthening recorded in the first quarter of 2002.

Total premiums written were $95.5 million for the three months ended March 31, 2002, a decrease of $5.2 million, or 5.2% from total premiums written of $100.8 million for the three months ended March 31, 2001. The net decrease in direct premiums written was composed of net decreases in Ohio, Pennsylvania and Maryland of $3.6 million, $2.4 million and $1.5 million, respectively, partially offset by an increase in New Jersey of $2.2 million. The decreases in Ohio and Maryland were attributable to lost business as a result of significant rate increases implemented during 2001. The decrease in Pennsylvania was primarily the result of the change in policy form written to claims-made coverage only, which has a lower per-policy premium charge, partially offset by a significant increase in rates. The increase in New Jersey premium is primarily the result of the completion of the Company's off-anniversary initiative and an increase in premium rates effective January 1 of this year.

NET INVESTMENT INCOME. Net investment income decreased approximately $3.1 million or 14.4% to $18.2 million for the three months ended March 31, 2002 from $21.3 million for the same period in 2001. The decrease resulted from the combined effects of lower market yields, a lower invested assets base and an increase in average short-term investments held during the first quarter of 2002. Average invested assets at amortized cost were approximately $1.21 billion for the three months ended March 31, 2002 and $1.27 billion for the three months ended March 31, 2001. The average annualized pre-tax yield on the investment portfolio was 6.03% for the three months ended March 31, 2002 compared to 6.69% for the same period in 2001 primarily due to lower market yields.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment losses were $1.5 million for the three months ended March 31, 2002 compared to net realized investment gains of $3.0 million for the same period in 2001. During the first quarter ended 2002, realized gains of approximately $1.8 million were recognized due to sales of fixed maturity investments. Also, included in realized losses in 2002 is $3.3 million of other-than-temporary declines in investment values, primarily attributable to collateralized bond obligations. In 2001, realized gains of approximately $4.2 million were recognized during the quarter due to sales of fixed maturity investments to reposition the portfolio in a declining market yield environment and were somewhat offset by $1.2 million of net losses resulting from the recognition of other-than-temporary declines in investment values associated with certain high yield securities.

OTHER REVENUE. Other revenue increased approximately $0.7 million or 34.4% to $2.8 million for the three months ended March 31, 2002 from $2.1 million for the same period last year. This net increase is composed of a finance charge income of approximately $0.4 million resulting from the Company's premium financing program, which began in November 2000 and an increase of $0.3 million from other non-insurance operations.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE increased $36.2 million, or 79.4%, to $81.8 million for the three months ended March 31, 2002 from $45.6 million for the three months ended March 31, 2001. The provision for losses and LAE is net of ceded losses and LAE of $29.6 million and $9.1 million for the three months ended March 31, 2002 and 2001, respectively.

The significant increase in losses and LAE expenses for the three months ended March 31, 2002 reflects primarily the reserve strengthening action associated with management's conservative best estimate based on updated actuarial information available as of March 31, 2002. The Company recorded a $29.5 net adjustment to loss and LAE expenses as of March 31, 2002. Prior year gross and ceded loss and LAE reserves were increased by $54.5 million and $25.0 million, respectively. The strengthening in prior year gross loss and LAE reserves consists of $31.3 million attributable to physician business written by LP&C for the coverage years of 1998-2001, $31.3 million related to New Jersey physicians primarily for business earned during 1994-1996, and other increases of $8.0 million relating primarily to Pennsylvania institutional business for the 1999-2001 coverage years, written by MIIX. These increases were partly offset by reductions in prior year gross loss and LAE reserves of $9.5 million related to Pennsylvania physician business earned primarily during 1998 and 1999 and $6.6 million related to New Jersey physician business earned during 2001, reflecting the Company's recent improvements in underwriting, risk selection, and pricing disciplines.

UNDERWRITING EXPENSES. Underwriting expenses were $10.7 million and $9.8 million for the three months ended March 31, 2002 and 2001, respectively. The increase of $0.9 million in the first quarter of 2002 compared to first quarter of 2001 is principally attributable to increased information systems depreciation and maintenance costs resulting from enhancements to the Company's policy and claim processing systems and premium related taxes and guaranty fund assessment offset, in part, by reductions in compensation and benefits costs related to the restructuring plan. The ratio of underwriting expenses to net premiums earned increased to 28.9% for the three months ended March 31, 2002 from 22.1% for the same period in 2001. This increase primarily resulted from lower net earned premiums due to additional ceded premiums associated with additional ceded losses under the Company's aggregate reinsurance contracts. The ratio of underwriting expenses to net premiums earned excluding the impact of the additional ceded losses was 21.4%.

FUNDS HELD CHARGES. Funds held charges relate to the Company's aggregate reinsurance contracts and increased $9.1 million or 159.6% to $14.8 million for the three months ended March 31, 2002, from $5.7 million for the three months ended March 31, 2001. This increase primarily resulted from adjustments made to loss and loss adjustment expense reserves held on prior years recorded during the first quarter of 2002.

OTHER EXPENSES. Other expenses increased $0.3 million or 30.4% to $1.3 million for the three months ended March 31, 2002, from $1.0 million for the three months ended March 31, 2001 and primarily consist of the costs associated with the leasing and other businesses owned by the Company.

RESTRUCTURING CHARGE. The Company announced its intention to place all operations of Lawrenceville Property and Casualty Company into run-off and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis.

INCOME TAX PROVISION (BENEFIT). Income tax benefit was $11.4 million for the three months ended March 31, 2002, compared to a tax provision of $2.4 million for the same period in 2001. The tax benefit resulted from the recognition of a net operating loss carryback due to a tax law change enacted during 2002. The Company had previously recognized a valuation allowance on its net deferred tax asset at December 31, 2001.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, NET OF TAX. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized as an expense but instead reviewed and tested for impairment under a fair value approach. The cumulative effect of adopting SFAS 142 was a charge of $2.4 million on January 1, 2002.

NET INCOME (LOSS). Net loss was $45.4 million for the three months ended March 31, 2002, a decrease of $51.9 million from a net income of $6.5 million for the three months ended March 31, 2001 for the reasons discussed above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $1,174.9 million at March 31, 2002 and $1,230.0 million at December 31, 2001. The net decrease of $55.1 million largely resulted from a net decline in market values and sales of fixed maturity investments.

Fixed maturities available for sale at fair value, including short-term investments, were $1,159.2 million, or 99.4% of the investment portfolio of the Company as of March 31, 2002. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 4.58 years.

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE treaties. Gross unpaid losses and LAE were $1,228.1 million at March 31, 2002 and $1,197.0 million at December 31, 2001. Reinsurance recoverable on unpaid losses and LAE was $478.4 million at March 31, 2002 and $463.3 million at December 31, 2001. Substantially all of the reinsurance recoverables at March 31, 2002 are collateralized by the funds held under reinsurance treaties and letters of credit.

EQUITY. Total equity was $75.6 million at March 31, 2002 and $131.5 million at December 31, 2001. The net decrease of $55.9 million consisted of a net loss of $45.4 million, change in unrealized net depreciation of investments of $11.4 million and $0.9 million resulting from treasury stock activity associated with net stock purchase and loan and unearned stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not deemed adequate in relation to its outstanding liabilities and adequate to meet its financial needs, or the insurer is determined to be in a hazardous financial condition. The Company's other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by the Company's other insurance subsidiaries without prior approval of the applicable insurance department. During the first quarter of 2002, the New Jersey Department of Banking and Insurance approved a $2.1 million dividend payment from MIIX Insurance to The MIIX Group. However, The MIIX Group does not expect that MIIX Insurance Company will have the ability to declare and pay dividends to The MIIX Group to meet its operating needs, except to the extent that the New Jersey Department of Banking and Insurance specifically approves dividend payments in the future.

On May 3, 2002, the Company's business plan, which provides for the MIIX Insurance Company to be placed in voluntary solvent run-off in approximately 90 days, was approved by the New Jersey Department of Banking and Insurance. MIIX Insurance Company will continue to renew New Jersey physician business during this period, and will cease writing business in all states other than New Jersey in accordance with each state's specific withdrawal requirements. As a result, the Company expects that cash flow from operations in the future will continue to be negative, as payments of outstanding claims and expenses exceed its revenues, primarily investment income. The Company has also withdrawn MIIX and LP&C from the interactive rating process with A.M. Best. The Company intends to move ahead with its plan to obtain approval for the formation and capitalization of physician-supported insurance company that focuses on its strongest business segment, New Jersey physicians. It is anticipated that the Company would enter into a management contract and other financial arrangements with the new company.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility terminates May 17, 2002 and bears a fixed interest rate of 8.0% per annum. The Company has pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of March 31, 2002, the Company had borrowed approximately $9.1 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet. During the quarter ended March 31, 2002, the Company incurred interest expense on the loan of approximately $181,000. At March 31, 2001, the Company has fixed maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. A former CEO of the Company is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above are as fair to the Company as could have been obtained from an unaffiliated third party. The Company has initiated discussions with Amboy National Bank to restructure the terms of the revolving credit facility. The restructuring discussions are ongoing and the result may depend in part on the Company's ability to repay a portion of the loan and extend the maturity on the remaining balance. The Company's ability to repay the loan in the future may be dependent on approval by the New Jersey Department of Banking and Insurance of dividend payments by MIIX to the Company. In the event that the Company is unable to restructure the terms of the revolving credit facility prior to its May 17, 2002 termination date, the Company would be in default on the credit facility on that date.

The primary sources of the Company's liquidity are insurance premiums collected, net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow from operating activities was $(31.0) million during the first quarter of 2002 compared to $(613,000) in the comparable 2001 period. The decrease in cash flow during this period was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of a few higher severity cases, and a decrease in premium collection reflecting the decrease in written premium and an increase in the amount of premium financed under the Company's financing program. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

The Company investments consist primarily of fixed maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company currently plans to continue this strategy. At March 31, 2002, the portfolio has an average credit quality of "AA", an average duration of 4.5 years, and an annualized yield of 6.0%.

At March 31, 2002, the Company held collateral of $341.4 million in the form of funds held and $166.5 million in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company is currently finalizing the establishment of the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the period incurred.

During 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from our insurance company subsidiaries which are subject to regulatory approval and general business conditions. Payment of dividends is also subject to approval by the Board of Directors.

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. No stock was repurchased under the stock repurchase program during 2001 or the first quarter of 2002.

During 2001, The MIIX Group repurchased 84,178 shares at a value of approximately $0.7 million related to a former officer of the Company. During the quarter ended March 31, 2002, certain current and former officers tendered 110,061 shares of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreement, and reduced the stock purchase and loan balances by approximately $1.4 million. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the related transactions.

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

The Company's investment portfolio at March 31, 2002 is primarily composed of fixed-maturity securities, consisting of 85.9% of total investments at market value. U.S. government and tax-exempt bonds represent 15.4%, corporate bonds represent 34.1% and mortgage backed and asset backed securities represent 36.4% of fixed-maturity investments. Short-term investments represent 13.5% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.6%.

At March 31, 2002, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $17.9 million. The deferred tax benefit on this amount of $6.3 million is fully offset by a deferred tax valuation allowance. The net after-tax unrealized losses of $17.9 million on the fixed maturity portfolio represented 19.1% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 2001, the Company had net after-tax unrealized losses on its fixed maturity investment portfolio of $6.6 million, which included a deferred tax valuation allowance of $2.3 million.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at March 31, 2002 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

The Company also holds a portfolio of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At March 31, 2002, the cost and fair value of equity investments was $7.6 million and $7.3 million, respectively. The net after-tax unrealized losses of $0.3 million on the equity portfolio represented 0.3% of total stockholders' equity gross of net after-tax unrealized losses on investments.

There have been no material changes to the Company's financial market risks since December 31, 2001.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DEATH BENEFIT PLAN LITIGATION

In October 1999, a former Underwriter Board member filed an action against the Exchange, Underwriter, The MIIX Group and Daniel Goldberg, seeking damages arising out of the unanimous decision of the Exchange and Underwriter Boards in July 1998 to terminate a Death Benefit Plan that was adopted by the Board in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company is appealing this decision. Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, have been filed against the Company. These actions have been stayed pending the outcome of the appeal in the first action. The Company and external counsel believe that the Company will be successful on appeal.

ASSUMED REINSURANCE DISPUTE

The Company was a reinsurer on a large excess of loss assumed reinsurance contract providing medical professional liability coverage on an institutional account from January 1, 1999 to December 31, 2000. As the result of a claims audit conducted during 2001, the Company has identified significant items of dispute with the ceding company under this assumed reinsurance contract and has refused payment of billed loss and expense. The ceding company has instituted an arbitration proceeding to recover the billed loss and expense and the Company has counter-demanded for rescission of the reinsurance contract or, in the alternative, a reduction in the billed amounts.

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

         3.2 Bylaws of The MIIX Group as amended and restated (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed on April 1, 2001
                  (file no. 001-14593)).

         10.67*+ Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and William G. Davis, Jr., dated March 19, 2002.

         10.68*+ Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Verice Mason, dated March 19, 2002.

         10.69*+ Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and William G. Davis, Jr., entered into and effective March 19, 2002.

         10.70*+ Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Verice Mason, entered into and effective March 19, 2002.

         11 No statement re: computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

         15*      Acknowledgement of Independent Accountant

*  Filed herewith
+  Represents a management contract or compensatory plan or agreement

b.    Reports on Form 8-K

      No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MIIX GROUP, INCORPORATED


                                        By: /S/ PATRICIA A. COSTANTE
                                           -------------------------------------
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)


                                        By: /S/ STEWART J. GERSON
                                           -------------------------------------
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

                                        Dated: May 14, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MIIX GROUP, INCORPORATED


                                        By:
                                           -------------------------------------
                                           Patricia A. Costante
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)


                                        By:
                                           -------------------------------------
                                           Stewart J. Gerson
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

                                        Dated: May 14, 2002