Form 10-Q
period 2002-06-30
MIIX GROUP INC
filed 2002-08-14
CIK 1064063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q
(Mark One)
            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   /X/      Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

               TWO PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
               --------------------------------------------------
              (Address of principal executive offices and zip code)

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

        As of August 9, 2002, the number of outstanding shares of the Registrant's Common Stock was 13,382,173.

================================================================================


TABLE OF CONTENTS
-----------------


PART I         FINANCIAL INFORMATION..............................................................................4

ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS..................................................................4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............14

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................23

PART II        OTHER INFORMATION.................................................................................24

ITEM 1.        LEGAL PROCEEDINGS.................................................................................24

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................25

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K..................................................................26

SIGNATURES ......................................................................................................27

SIGNATURES ......................................................................................................28

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Stockholders, any Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In particular, the implementation of the Company's business plan is subject to completion of financial analyses and other contingencies, regulatory approval and to the Company's continuing ability to maintain sufficient risk-based capital to avoid mandatory regulatory control. These uncertainties and other factors are detailed from time to time in the Company's filings with the appropriate securities commissions, and include, without limitation, the Company having sufficient liquidity and working capital, the Company's ability to achieve consistent profitable growth, the Company's ability to diversify its product lines, the continued adequacy of the Company's loss and loss adjustment expense reserves, the Company's avoidance of any material loss on collection of reinsurance recoverables, increased competitive pressure, the loss of significant customers, general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets, judicial decisions and rulings, changes in domestic and foreign laws, regulations and taxes, effects of acquisitions and divestitures, and various other factors. The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's expectations regarding future values expected or believed to be realized through the implementation of its current business plan, including through the management of the run-off of its business and possible business arrangements with MIIX Advantage, earnings, initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and realizing shareholder value depend on a variety of factors, including economic, competitive, market conditions, legal and regulatory which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as representation by the company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of June 30, 2002, and the related consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 and the consolidated statement of stockholders' equity for the six month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001, not presented herein, and in our report dated April 1, 2002, we expressed an unqualified opinion on those consolidated financial statements; however, we referred in our report to disclosures in the Notes to the December 31, 2001 financial statements, the potential consequences of which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                     ERNST & YOUNG LLP


New York, New York
August 9, 2002


                                          THE MIIX GROUP, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                  ------------------------------------
                                                                                       2002                2001
                                                                                  ---------------    -----------------
                                     ASSETS                                        (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2002 - $910,357;
     2001 - $1,061,499)                                                               $   907,911        $ 1,054,934
   Equity investments, at fair value (cost: 2002 - $7,641; 2001 - $7,081)                   6,681              6,623
   Short-term investments, at cost which approximates fair value.............             279,626            166,501
                                                                                      -----------        -----------
         Total investments...................................................           1,194,218          1,228,058
                                                                                      -----------        -----------

Cash.........................................................................                 650              2,029
Accrued investment income....................................................              11,377             13,261
Premium receivable, net......................................................              34,833             20,546
Reinsurance recoverable on unpaid losses.....................................             479,664            463,275
Prepaid reinsurance premiums ................................................               8,635             16,067
Reinsurance recoverable on paid losses, net..................................               8,027             51,632
Deferred policy acquisition costs............................................               3,276              4,416
Receivable for securities....................................................               6,349                  0
Net investment in direct financing leases....................................                   0             32,101
Other assets.................................................................              45,590             64,478
                                                                                      -----------        -----------
         Total assets........................................................         $ 1,792,619        $ 1,895,863
                                                                                      ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses...................................          $1,208,086        $ 1,196,998
Unearned premiums............................................................              84,676             88,598
Premium deposits.............................................................                   0             18,928
Funds held under reinsurance treaties........................................             344,796            374,156
Payable for securities.......................................................              17,354                  0
Notes payable and other borrowings...........................................                   0             10,699
Other liabilities............................................................              53,111             74,998
                                                                                      -----------        -----------
         Total liabilities...................................................           1,708,023          1,764,377
                                                                                      -----------        -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding....................................................                   0                  0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2002 - 13,382,173 shares outstanding; 2001 - 13,479,760
   shares outstanding).......................................................                 166                166
Additional paid-in capital...................................................              53,909             53,927
Retained earnings............................................................              77,821            129,307
Treasury stock, at cost (2002 - 3,155,832 shares; 2001 - 3,058,245 shares)...             (40,199)           (39,631)
Stock purchase loans and unearned stock compensation.........................              (3,876)            (5,444)
Accumulated other comprehensive (loss).......................................              (3,225)            (6,839)
                                                                                      -----------        -----------
         Total stockholders' equity..........................................              84,596            131,486
                                                                                      -----------        -----------
         Total liabilities and stockholders' equity..........................         $ 1,792,619        $ 1,895,863
                                                                                      ===========        ===========

SEE ACCOMPANYING NOTES

                                          THE MIIX GROUP, INCORPORATED

                                        CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                     -------------------------------    ---------------------------------
                                                         2002             2001               2002              2001
                                                     -------------    --------------    --------------    ---------------
REVENUES
Net premiums earned..............................      $   49,083        $  46,468        $   86,236        $   91,102
Net investment income............................          16,158           20,906            34,407            42,216
Realized investment gains (losses)...............             222            4,552            (1,281)            7,571
Other revenue....................................           1,467            2,918             4,283             5,013
                                                       ----------        ---------        ----------        ----------
     Total revenues..............................          66,930           74,844           123,645           145,902
                                                       ----------        ---------        ----------        ----------

EXPENSES
Losses and loss adjustment expenses..............          54,497           46,438           136,301            92,042
Underwriting expenses............................          10,624           11,140            21,364            20,984
Funds held charges...............................           7,528            6,019            22,287            11,705
Other expenses...................................             396              829             1,670             1,806
Restructuring charge.............................               0                0             2,552                 0
                                                       ----------        ---------        ----------        ----------
     Total expenses..............................          73,045           64,426           184,174           126,537
                                                       ----------        ---------        ----------        ----------

Income (loss) before income taxes................          (6,115)          10,418           (60,529)           19,365
Income tax provision (benefit)...................               5            3,308           (11,416)            5,754
                                                       ----------        ---------        ----------        ----------
     Net income (loss) before cumulative effect
        of an accounting change..................          (6,120)           7,110           (49,113)           13,611
     Cumulative effect of an accounting change,
        net of tax...............................               0           (5,283)           (2,373)           (5,283)
                                                       ----------        ---------        ----------        ----------
     Net income (loss) ..........................      $   (6,120)       $   1,827        $  (51,486)       $    8,328
                                                       ==========        =========        ==========        ==========

Basic and diluted earnings (loss) per share
  before cumulative effect of an accounting
  change.........................................          $(0.45)          $ 0.52            $(3.67)           $ 1.00
Cumulative effect of an accounting change........            0.00            (0.39)            (0.18)            (0.39)
                                                           ------           ------            ------            ------
Basic and diluted earnings (loss) per share of
  common stock...................................          $(0.45)          $ 0.13            $(3.85)           $ 0.61
                                                           ======           ======            ======            ======

Dividend per share of common stock...............          $ 0.00           $ 0.05            $ 0.00            $ 0.10
                                                           ======           ======            ======            ======

SEE ACCOMPANYING NOTES


                                                       THE MIIX GROUP, INCORPORATED

                                                     CONSOLIDATED STATEMENT OF EQUITY
                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                (UNAUDITED)

                                                                                            STOCK
                                                                                          PURCHASE
                                                                                          LOANS AND     ACCUMULATED
                                 NUMBER OF    COMMON  ADDITIONAL                          UNEARNED         OTHER           TOTAL
                                  SHARES       STOCK   PAID-IN    RETAINED   TREASURY       STOCK       COMPREHENSIVE  STOCKHOLDERS'
                                OUTSTANDING   ISSUED   CAPITAL    EARNINGS    STOCK     COMPENSATION    INCOME (LOSS)     EQUITY
                                -----------  -------- ---------- ---------- ---------- --------------- --------------- -------------
Balance at January 1, 2002.....  13,479,760     $166    $53,927   $129,307  $(39,631)     $(5,444)        $(6,839)      $ 131,486
 Net loss......................                                    (51,486)                                               (51,486)

 Other comprehensive
     income (loss), net of tax:

   Net unrealized appreciation
     on securities available-
     for-sale, net of deferred                                                                              3,614           3,614
     taxes.....................

   Stock purchase and loan
     agreement activities......    (110,061)                                    (729)       1,568                             839

   Stock compensation and
     treasury stock activity         12,474                 (18)                 161                                          143
                                 ----------     ----    -------   --------  --------      -------         -------       ---------
Balance at June 30, 2002.......  13,382,173     $166    $53,909   $ 77,821  $(40,199)     $(3,876)        $(3,225)      $  84,596
                                 ==========     ====    =======   ========  ========      =======         =======       =========

SEE ACCOMPANYING NOTES


                                          THE MIIX GROUP, INCORPORATED

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ----------------------------------
                                                                                          2002               2001
                                                                                     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................       $  (51,486)         $    8,328
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax............................            2,373               5,283
Unpaid losses and loss adjustment expenses.......................................           11,088             (13,171)
Unearned premiums................................................................           (3,922)             23,443
Premium deposits.................................................................          (18,928)            (15,618)
Premium receivable, net..........................................................          (14,287)            (19,237)
Reinsurance balances, net........................................................            5,288               6,259
Deferred policy acquisition costs................................................            1,140              (1,617)
Realized (gains) losses..........................................................            1,281              (7,571)
Depreciation, accretion and amortization.........................................           (1,371)             (1,752)
Accrued investment income........................................................            1,884               1,665
Net investment in direct financing leases........................................           32,101              (2,997)
Other assets.....................................................................           16,515               6,767
Other liabilities................................................................          (20,909)              2,870
                                                                                        ----------          ----------
Net cash used in operating activities............................................          (39,233)             (7,348)
                                                                                        ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales....................................          522,757             279,467
Proceeds from fixed-maturity investments matured, called or prepaid..............           66,010              62,679
Proceeds from equity investment sales............................................                5                   0
Cost of investments acquired.....................................................         (438,099)           (195,268)
Change in short-term investments, net............................................         (113,125)           (137,689)
Net payable for securities.......................................................           11,005                   0
                                                                                        ----------          ----------
Net cash provided by investing activities........................................           48,553               9,189
                                                                                        ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings.................................                0               1,041
Repayment of notes payable and other borrowings..................................          (10,699)             (2,532)
Cash dividends to stockholders...................................................                0              (1,356)
Subordinated loan certificates redeemed..........................................                0                (151)
                                                                                        ----------          ----------
Net cash used in financing activities............................................          (10,699)             (2,998)
                                                                                        ----------          ----------

Net change in cash...............................................................           (1,379)             (1,157)
Cash, beginning of period........................................................            2,029               2,191
                                                                                        ----------          ----------
Cash, end of period..............................................................       $      650          $    1,034
                                                                                        ----------          ----------

SEE ACCOMPANYING NOTES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated (the "MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in the opinion of management, reflect all adjustments considered necessary for a fair presentation. Such adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2001 which were filed with the Securities and Exchange Commission on Form 10-K.

2.   RECENT DEVELOPMENTS

The Company has been subjected to a number of adverse developments during fiscal 2002 as a result of unexpected and unprecedented increases in loss severity during fiscal 2001. These increases required the Company to record an increase in its net loss reserves of approximately $29.5 million; in consequence, the Company was also required to take a valuation allowance against a deferred tax asset approximately of $9.5 million during 2002. As a result of these adjustments, the Company has, among other things:

o    Closed its operations in Dallas and Indianapolis;
o    Implemented a workforce reduction program;
o Ceased writing insurance in the states of Virginia, Texas, Ohio, Pennsylvania and other states;
o Submitted a risk-based capital plan to the New Jersey Department of Insurance and Banking;
o    Placed its New Jersey insurance operations into voluntary solvent runoff;
o Engaged investment bankers to seek offers for any or all of the Company's assets and properties;
o    Withdrawn from the A.M. Best Rating System;
o Announced that it will cease writing new insurance business in the State of New Jersey effective September 1, 2002;
o Been advised by the New York Stock Exchange that it no longer satisfies two of the applicable listing criteria and that its common stock may be delisted;
o Received a "going concern qualification" from the Company's independent accountants in its report accompanying the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company anticipates that its subsidiary, MIIX Insurance Company, will cease doing business as an operating insurance company on September 1, 2002. Thereafter, the Company's business will consist principally of managing the runoff of existing claims and managing the operations of a newly formed New Jersey insurance company, MIIX Advantage Insurance Company of New Jersey. Thus, the Company does not anticipate near term significant revenues from continuing operations. Because the subsidiary, MIIX Insurance Company, will no longer be writing insurance policies after August 31, 2002, our revenues and expenses will decline significantly, and our historical financial statements cannot be relied upon as indicative of future performance.

3.   BORROWING ARRANGEMENTS

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs as they may arise. The credit facility, which terminated May 17, 2002, had a fixed interest rate of 8.0% per annum. The Company had pledged 100% of The MIIX Insurance Company stock as collateral under the credit facility. As of May 17, 2002, the Company had borrowed approximately $9.1 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet, and incurred interest expense on the loan of approximately $286,000 during 2002. As of May 17, 2002, the Company had fixed-maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. A former CEO of the Company is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above were as fair to the Company as could have been obtained from an unaffiliated third party. The Company, on May 23, 2002, repaid the $9.1 million loan balance largely with the proceeds from the sale of substantially all the net assets of Hamilton National Leasing Corporation and the credit facility was closed. The Company's $9.1 million fixed-maturity investments in Amboy National Bank matured and the funds were reinvested in short-term securities.

4.   LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

During the first quarter ended March 31, 2002, the Company increased net prior year reserves of $29.5 million, which is net of $25.0 million of ceded loss and loss adjustment expenses ("LAE") under the Company's aggregate reinsurance contracts relating to these prior years. The increase in losses and LAE expenses for the three months ended March 31, 2002 reflects primarily the reserve strengthening action associated with management's best estimate based on updated actuarial information available as of March 31, 2002. There were no significant adjustments made to net loss and LAE reserves held on prior accident years during the three months ended June 30, 2002.

5.   STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25, no compensation expense is recognized given the Company's policy. During the first six months of 2002, 10,000 restricted shares of The MIIX Group common stock were granted, having a per share market value of $2.88, and 201,746 options to purchase shares of The MIIX Group common stock at exercise prices ranging from $1.26 to $2.88 were granted, of which 74,246 shares were immediately exercisable. During the six months ended June 30, 2002, 206,090 options and 10,000 shares of non-vested restricted stock were cancelled, and 12,474 options were exercised with exercise prices ranging from $7.45 to $11.91. During the six months ended June 30, 2002, certain current and former officers tendered 110,061 shares of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreement, and reduced the stock purchase and loan balances by approximately $1.4 million. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the related transactions.

6.   EARNINGS PER SHARE

Earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 13,469,760, and 13,398,289 for the three and six month periods ended June 30, 2002, respectively, and 13,555,378 for the three and six month periods ended June 30, 2001.

The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                        --------------------------------   ------------------------------
                                                             2002             2001             2002            2001
                                                        ---------------  ---------------   -------------  ---------------
                                                                 (in thousands)                   (in thousands)
Numerator for basic and diluted earnings (loss) per
  share of common stock:
     Net income (loss) before cumulative effect of
        an accounting change..........................      $ (6,120)        $  7,110         $(49,113)      $  13,611
     Cumulative effect of an accounting change,
        net of tax....................................             0           (5,283)          (2,373)         (5,283)
                                                            --------         --------         --------       ---------
     Net income (loss) ...............................      $ (6,120)        $  1,827         $(51,486)      $   8,328
                                                            ========         ========         ========       =========

Denominator:
     Denominator for basic earnings (loss) per share
        of common stock - weighted-average shares
        outstanding...................................        13,470           13,555           13,398          13,555
Effect of dilutive securities:
     Stock options and nonvested restricted stock.....             9               30               80              22
                                                            --------         --------         --------       ---------

     Denominator for diluted earnings (loss) per share
        of common stock - adjusted weighted-average
        shares outstanding............................        13,479           13,585           13,478          13,577
                                                            ========         ========         ========       =========

Basic and diluted earnings (loss) per share of common
   stock before cumulative effect of an accounting
   change.............................................      $  (0.45)        $   0.52         $  (3.67)      $    1.00
Cumulative effect of an accounting change.............          0.00            (0.39)           (0.18)          (0.39)
                                                            --------         --------         --------       ---------
Basic and diluted earnings (loss) per share of common
   stock..............................................      $  (0.45)        $   0.13         $  (3.85)      $    0.61
                                                            ========         ========         ========       =========

7.   COMPREHENSIVE INCOME

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gain (loss) at June 30, 2002 and December 31, 2001 is reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income, net of related tax, for the periods ended June 30, 2002 and 2001 are as follows:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                      -----------------------------    ------------------------------
                                                         2002             2001            2002             2001
                                                      ------------     ------------    ------------    --------------
                                                             (in thousands)                   (in thousands)

Net income (loss) ................................       $ (6,120)         $ 1,827       $(51,486)          $8,328

Other comprehensive income (loss):
  Unrealized holding appreciation (depreciation)
     arising during period (net of tax of $0,
     $(4,290), $0 and $309, respectively).........         15,215           (8,426)         2,333              607

  Reclassification adjustment for (gains) losses
     realized in net income (loss) (net of tax of
     $0, $1,252, $0 and $195, respectively).......           (222)           2,324          1,281              362
                                                         --------         --------       --------           ------

Net unrealized appreciation (depreciation) arising
  during the period ended June 30 (net of tax of
  $0, $(3,039), $0 and $504, respectively)........         14,993           (6,102)         3,614              969
                                                         --------         --------       --------           ------

Comprehensive income (loss).......................       $  8,873          $(4,275)      $(47,872)          $9,297
                                                         ========          =======       ========           ======

8.   DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the six months ended June 30, 2002 and 2001.

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              ------------------------------------
                                                                                   2002                2001
                                                                              ----------------    ----------------
                                                                                        (in thousands)
Balance at beginning of period............................................        $ 4,416             $ 3,026
Cost deferred during the period...........................................          4,991               7,102
Amortization expense......................................................         (6,131)             (5,485)
                                                                                  -------             -------
Balance, end of period....................................................        $ 3,276             $ 4,643
                                                                                  =======             =======

9.   RESTRUCTURING CHARGE

The first quarter of 2002 includes a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put Lawrenceville Property and Casualty Company into runoff. The communication of these initiatives was made during the first quarter of 2002.

10.   INCOME TAXES

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended June 30, 2002 and 2001 are as follows:

                                                                SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------------------------------------------
                                                       2002                                   2001
                                       -------------------------------------  -------------------------------------
                                                             % OF INCOME                            % OF INCOME
                                                                BEFORE                                 BEFORE
                                          INCOME TAXES       INCOME TAXES       INCOME TAXES        INCOME TAXES
                                       ------------------- -----------------  ------------------  -----------------
                                         (in thousands)                        (in thousands)
Expected annual effective federal
    income tax expense (benefit)
    at 35%.........................           $(21,185)          (35.0)%               $6,778           35.0 %
Increase (decrease) in taxes
    resulting from:
    Valuation allowance............             10,835            17.9 %                    0            0.0 %
    Tax-exempt interest............               (444)           (0.7)%                 (892)          (4.6)%
    Other..........................               (622)           (1.0)%                 (132)          (0.7)%
                                              --------           ------                ------           ----
Total income tax expense (benefit).           $(11,416)          (18.8)%               $5,754           29.7 %
                                              ========           =====                 ======           ====

The income tax benefit of $11.4 million resulted from the recognition of a net operating loss carryback due to a tax law change enacted during the first quarter of 2002.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized as an expense, but instead is reviewed and tested for impairment under a fair value approach. SFAS 142 requires that goodwill be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances that would indicate impairment may be necessary. On January 1, 2002, the Company recorded a $2.4 million impairment related to goodwill, net of $0 tax ($0.18 per diluted share). The cumulative effect of this change in accounting principle eliminated goodwill amortization of approximately $111,000, net of tax ($0.01 per diluted share) for the quarter ended June 30, 2001 and approximately $222,000, net of tax ($0.02 per diluted share) for the six months ended June 30, 2001.

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

On January 1, 2002, the Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard provides a unified model for all assets to be disposed of, including disposal of segments of a business currently accounted for under APB Opinion No. 30. SFAS 144 also addresses implementation issues related to disposal of assets raised by SFAS 121, and supersedes SFAS 121 while retaining the recognition and measurement provisions of SFAS 121 of long-lived assets to be held and used and to be disposed of by sale. Adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

12.  RECLASSIFICATION

Certain amounts have been reclassified for the prior years to be comparable to the 2002 presentation.

13.  SUBSEQUENT EVENTS

The Company was a reinsurer on a large excess of loss reinsurance contract providing medical professional liability coverage on an institutional account from January 1, 1999 to December 31, 2000. Effective July 1, 2002, the Company commuted this treaty and recorded assumed paid losses of approximately $31.1 million and reduced assumed loss and loss adjustment expense reserves of approximately of $31.1 million to $0. The commutation of this treaty had no impact on the Company's financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reporting amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to income taxes, loss and LAE reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INCOME TAXES. The Company accounts for income taxes in accordance with Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would adversely impact our financial position and results of operations. A valuation allowance has been established for approximately the full value of the deferred tax assets at June 30, 2002.

PREMIUMS. Premiums are recorded as earned over the period the policies to which they apply are in force. Premium deposits represent amounts received prior to the effective date of the new or renewal policy period. The reserve for unearned premiums is determined on a monthly pro-rata basis. Gross premiums include both direct and assumed premiums earned.

LOSS AND LOSS ADJUSTMENT EXPENSES. The Company estimates its liability for loss and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to affect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case reserve estimates for losses reported, adjusted through judgmental formulaic calculations to develop ultimate loss expectations; related estimates of incurred but not reported losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by SFAS No. 113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and is estimated using similar techniques.

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

RECENT DEVELOPMENTS

The Company has been subjected to a number of adverse developments during fiscal 2002 as a result of unexpected and unprecedented increases in loss severity during fiscal 2001. These increases required the Company to record an increase in its net loss reserves of approximately $29.5 million; in consequence, the Company was also required to take a valuation allowance against a deferred tax asset approximately of $9.5 million during 2002. As a result of these adjustments, the Company has, among other things:

o    Closed its operations in Dallas and Indianapolis;
o    Implemented a workforce reduction program;
o Ceased writing insurance in the states of Virginia, Texas, Ohio, Pennsylvania and other states;
o Submitted a risk-based capital plan to the New Jersey Department of Insurance and Banking;
o    Placed its New Jersey insurance operations into voluntary solvent runoff;
o Engaged investment bankers to seek offers for any or all of the Company's assets and properties;
o    Withdrawn from the A.M. Best Rating System;
o Announced that it will cease writing new insurance business in the State of New Jersey effective September 1, 2002;
o Been advised by the New York Stock Exchange that it no longer satisfies two of the applicable listing criteria and that its common stock may be delisted;
o Received a "going concern qualification" from the Company's independent accountants in its report accompanying the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company anticipates that its subsidiary, MIIX Insurance Company, will cease doing business as an operating insurance company on September 1, 2002. Thereafter, the Company's business will consist principally of managing the runoff of existing claims and managing the operations of a newly formed New Jersey insurance company, MIIX Advantage Insurance Company of New Jersey. Thus, the Company does not anticipate near term significant revenues from continuing operations. Because the subsidiary, MIIX Insurance Company, will no longer be writing insurance policies after August 31, 2002, our revenues and expenses will decline significantly, and our historical financial statements cannot be relied upon as indicative of future performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

NET PREMIUMS EARNED. Net premiums earned were $49.1 million for the three months ended June 30, 2002, an increase of approximately $2.6 million, or 5.6%, from $46.5 million for the three months ended June 30, 2001. This net increase consists of an increase of direct premiums earned of $1.0 million and decreased ceded premiums earned of $1.6 million in the three months ended June 30, 2002. The increase in direct earned premiums largely resulted from higher written premiums during the last six months of 2001 as compared to same period of 2000. The decrease in ceded premiums earned was primarily the result of increased ceded premiums of $0.9 million associated with adjustments made to loss and LAE reserves in second quarter 2001.

Total premiums written were $6.5 million for the three months ended June 30, 2002, a decrease of $17.0 million, or 72.4%, from total premiums written of $23.5 million for the three months ended June 30, 2001. The net decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies in all states, in accordance with each state's specific non-renewal requirements, except New Jersey, where the Company will renew policies through August 31, 2002. Because MIIX Insurance Company will cease writing insurance policies after August 31, 2002, the Company will not receive premiums other than on insurance policies that it has been permitted to renew before that date.

NET INVESTMENT INCOME. Net investment income decreased approximately $4.7 million, or 22.7%, to $16.2 million for the three months ended June 30, 2002 from $20.9 million for the same period in 2001. The decrease resulted from the combined effects of lower market yields, a lower invested assets base and an increase in average short-term investments held during 2002. MIIX Insurance Company of New Jersey will be put in a voluntary solvent run-off as of August 31, 2002 unless the New Jersey Department of Banking and Insurance extends this date. As a result of this decision, the Company determined that it would be prudent to restructure the Company's investment portfolio to manage an expected increase in accelerated claims and a lower invested asset base. The restructuring involves selling the portfolio's longer-term securities and using the proceeds to acquire short-term securities. The Company is attempting to restructure the portfolio, however, at a time when the market is extremely volatile. Accordingly, the Company has experienced, and most likely will continue to experience, losses in the sales of some of these longer-term securities.

Average invested assets at amortized cost decreased to approximately $1.19 billion for the three months ended June 30, 2002 compared to approximately $1.27 billion for the same period last year. The average annualized pre-tax yield on the investment portfolio decreased to 5.43% for the three months ended June 30, 2002 from 6.58% for the same period in 2001. The decrease is primarily due to lower market yields and a higher proportion of investments held in short-term securities for the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains (losses) decreased approximately $4.4 million to $0.2 million for the three months ended June 30, 2002 compared to net realized investment gains of $4.6 million for the same period in 2001. Realized gains of approximately $3.1 million were recorded during the three months ended June 30, 2002 due to sales of fixed-maturity investments as a result of the restructuring of the investment portfolio, offset by the recognition of $2.9 million of loss related to other-than-temporary declines in investment values primarily attributable to collateralized bond obligations. In 2001, the realized gains of $8.0 million were taken primarily due to sales of fixed income securities in response to the changing yield curve, somewhat offset by the recognition of $3.4 million of losses related to other-than-temporary declines in investments values.

OTHER REVENUE. Other revenue decreased approximately $1.4 million to $1.5 million for the three months ended June 30, 2002 from $2.9 million for the same period last year. This net decrease is composed of $0.6 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002, finance charge income of approximately $0.3 million resulting from the Company's premium financing program, and a decrease of $0.5 million from other non-insurance operations. The Company sold substantially all of the assets of its leasing operations at approximately a net book value of $5.5 million.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE increased $8.1 million, or 17.4%, to $54.5 million for the three months ended June 30, 2002 from $46.4 million for the three months ended June 30, 2001. The provision for losses and LAE is net of ceded losses and LAE of $3.2 million and $12.3 million for the three months ended June 30, 2002 and 2001, respectively. The ratio of net losses and LAE to net premiums earned increased to 111.0% for the three months ended June 30, 2002 from 99.9% for the same period in 2001. This increase primarily results from using conservative loss ratios, which are in line with the Insurance Departments' recommendations, on remaining current year earned premiums. For the three months ended June 30, 2001, gross and ceded loss and LAE reserves held on prior accident years were adjusted by approximately $5.2 million and $3.2 million, respectively.

There were no net adjustments made to loss and LAE reserves held on prior accident years during the three months ended June 30, 2002, although adjustments were made to individual components of the reserves during the second quarter of 2002.

UNDERWRITING EXPENSES. Underwriting expenses decreased $0.5 million, or 4.6%, to $10.6 million for the three months ended June 30, 2002 from $11.1 million for the three months ended June 30, 2001. The net decrease for the quarter ended June 30, 2002 primarily results from reductions in compensation and benefit costs related to the restructuring plan, commission costs and public relations costs largely offset by increased information systems depreciation and maintenance costs and legal costs. The ratio of underwriting expenses to net premiums earned improved to 21.6% for the three months ended June 30, 2002 from 24.0% for the same period in 2001 primarily due to higher net earned premiums during the second quarter of 2002 and reduced expenses.

FUNDS HELD CHARGES. Funds held charges relate to the Company's aggregate reinsurance contracts and increased $1.5 million to $7.5 million for the three months ended June 30, 2002 from $6.0 million for the three months ended June 30, 2001. This increase primarily resulted from adjustments made to loss and LAE reserves held on prior years and related ceded premiums recorded during the first quarter of 2002. Funds held charges are calculated based upon beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $0.4 million or 52.2% to $0.4 million for the three months ended June 30, 2002 from $0.8 million for the three months ended June 30, 2001 and primarily consist of the costs associated with the leasing and other businesses owned by the Company. This net decrease results primarily from the sale of substantially all of the net assets of the Company's leasing operations, effective April 30, 2002.

INCOME TAX PROVISION (BENEFIT). Income taxes decreased approximately $3.3 million to a tax provision of $5,000 for the three months ended June 30, 2002, resulting in a 0% effective tax rate compared to income tax provision of $3.3 million and an effective tax rate of 31.8% for the same period in 2001. The decrease in the effective tax rate for the quarter ended June 30, 2002 results primarily from the pre-tax loss during the second quarter of 2002 compared to pre-tax income for the same period in 2001. The Company's cumulative net loss position in recent years precludes recognition of the tax effects relating to the pre-tax loss during the second quarter of 2002.

NET INCOME (LOSS). Net loss was $6.1 million for the three months ended June 30, 2002, a decrease of $7.9 million from a net income of $1.8 million for the three months ended June 30, 2001 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

NET PREMIUMS EARNED. Net premiums earned were $86.2 million for the six months ended June 30, 2002, a decrease of approximately $4.9 million, or 5.3%, from $91.1 million for the six months ended June 30, 2001. This net decrease consists of increased direct and ceded premiums earned of $5.4 million and $10.0 million, respectively, and a decrease in assumed premiums of $0.3 million. The increase in direct earned premiums is primarily attributable to increases in direct premiums written in the last six months of 2001 as compared to the same period in 2000. The increase in ceded earned premiums largely resulted from additional ceded premiums of $13.1 million associated with the aggregate reinsurance contracts resulting from the reserve strengthening recorded in the first quarter of 2002. During the six months ended June 30, 2001 ceded earned premiums were increased by $0.9 million due to adjustments made to prior year loss and LAE reserves. The decrease in assumed premiums primarily relates to the non-renewal of a large excess of loss reinsurance contract effective January 1, 2001.

Total premiums written were $102.0 million for the six months ended June 30, 2002, a decrease of $22.2 million, or 17.9%, from total premiums written of $124.3 million for the six months ended June 30, 2001. The net decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies in all states, in accordance with each state's specific non-renewal requirements, except New Jersey, where the Company will renew policies through August 31, 2002. Because MIIX Insurance Company will cease writing insurance policies after August 31, 2002, the Company will not receive premiums other than on insurance policies that it has been permitted to renew before that date.

NET INVESTMENT INCOME. Net investment income decreased approximately $7.8 million, or 18.5%, to $34.4 million for the six months ended June 30, 2002 from $42.2 million for the same period in 2001. The decrease resulted from the combined effects of lower market yields, a lower invested asset base and an increase in average short-term investments held during the six months ended June 30, 2002. MIIX Insurance Company of New Jersey will be put in a voluntary solvent run-off as of August 31, 2002 unless the New Jersey Department of Banking and Insurance extends this date. As a result of this decision, the Company determined that it would be prudent to restructure the Company's investment portfolio to manage an expected increase in accelerated claims and a lower invested asset base. The restructuring involves selling the portfolio's longer-term securities and using the proceeds to acquire short-term securities. The Company is attempting to restructure the portfolio, however, at a time when the market is extremely volatile. Accordingly, the Company has experienced, and most likely will continue to experience, losses in the sales of some of these longer-term securities.

Average invested assets at amortized cost were approximately $1.21 billion during the six months ended June 30, 2002 from $1.27 billion for the same period in 2001. The average annualized pre-tax yield on the investment portfolio decreased to 5.71% for the six months ended June 30, 2002 from 6.64% for the same period in 2001 primarily as the result of declining market yields and increase in short-term investments held during 2002 for the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains (losses) decreased approximately $8.9 million to a loss of $1.3 million for the six months ended June 30, 2002 compared to net realized investment gains of $7.6 million for the same period in 2001. During the six months ended June 30, 2002 realized net gains of approximately $4.9 million were recognized due to sales of fixed-maturity investments as a result of restructuring of the investment portfolio, offset by $6.2 million of loss related to other-than-temporary declines in investment values attributable to collateralized bond obligations. In 2001, realized gains of $12.2 million were taken to reposition the portfolio to the changing yield curve, somewhat offset by $4.6 million of loss related to other-than-temporary declines in investment values attributable to declines for interests in securitized assets.

OTHER REVENUE. Other revenue decreased approximately $0.7 million to $4.3 million for the six months ended June 30, 2002 from $5.0 million for the same period last year. This net decrease is composed of $0.5 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002, a decrease of $0.3 million from other non-insurance operations, and an increase in finance charge income of approximately $0.1 million resulting from the Company's premium financing program. The Company sold substantially all of the assets of its leasing operations at approximately net book value of $5.5 million.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE). The provision for losses and LAE increased $44.3 million, or 48.1%, to $136.3 million for the six months ended June 30, 2002 from $92.0 million for the six months ended June 30, 2001. The provision for losses and LAE is net of ceded losses and LAE of $32.8 million and $21.4 million for the six months ended June 30, 2002 and 2001, respectively. The ratio of net losses and LAE to net premiums earned increased to 158.1% for the six months ended June 30, 2002 from 101.0% for the same period in 2001.

The significant increase in losses and LAE expenses for six months ended June 30, 2002 reflects primarily the loss reserve strengthening recorded during the first quarter of 2002 associated with management's best estimate based on updated actuarial information available as of March 31, 2002. The Company recorded a $29.5 net adjustment to loss and LAE expenses as of March 31, 2002. Prior year gross and ceded loss and LAE reserves were increased by $54.5 million and $25.0 million, respectively. The strengthening in prior year gross loss and LAE reserves consists of $31.3 million attributable to physician business written by LP&C for the coverage years of 1998-2001, $31.3 million related to New Jersey physicians primarily for business earned during 1994-1996, and other increases of $8.0 million relating primarily to Pennsylvania institutional business for the 1999-2001 coverage years, written by MIIX. These increases were partly offset by reductions in prior year gross loss and LAE reserves of $9.5 million related to Pennsylvania physician business earned primarily during 1998 and 1999 and $6.6 million related to New Jersey physician business earned during 2001, reflecting the Company's recent improvements in underwriting, risk selection, and pricing disciplines.

For the six months ended June 30, 2001, gross loss and LAE reserves held on prior accident years were adjusted by approximately $5.2 million and $3.2 million, respectively.

UNDERWRITING EXPENSES. Underwriting expenses increased $0.4 million or 1.8% to $21.4 million for the six months ended June 30, 2002, from $21.0 million for the six months ended June 30, 2001. This increase is primarily due to increased information systems depreciation and maintenance costs and legal costs offset, in part, by decreased public relations costs, commission costs, and compensation and benefit costs related to the restructuring plan. The ratio of underwriting expenses to net premiums earned increased to 24.8% for the six months ended June 30, 2002 from 23.0% for the same period in 2001. This increase primarily resulted from additional ceded premiums of $13.1 million associated with the loss reserve strengthening at March 31, 2002. The ratio of underwriting expenses to net premiums earned excluding the impact of the additional ceded premiums associated with the loss reserve strengthening was 21.5% for the six months ended June 30, 2002.

FUNDS HELD CHARGES. Funds held charges increased $10.6 million to $22.3 million for the six months ended June 30, 2002, from $11.7 million for the six months ended June 30, 2001. This increase is primarily attributable to adjustments made to loss and loss adjustment expense reserves held on prior years recorded during the first quarter of 2002. During the six months ended June 30, 2001, funds held charges decreased $0.4 million associated with prior year loss and LAE reserve adjustments. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $0.1 million, or 7.5%, to $1.7 million for the six months ended June 30, 2002, from $1.8 million for the same period last year and primarily consist of the costs associated with the leasing and other businesses owned by the Company. Effective April 30, 2002, the Company sold substantially all of the assets of its leasing subsidiary, Hamilton National Leasing Corporation, at approximately net book value of $5.5 million.

RESTRUCTURING CHARGE. The Company announced, in March, 2002, its intention to place all operations of Lawrenceville Property and Casualty Company into run-off and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis.

INCOME TAX PROVISION (BENEFIT). Income taxes decreased approximately $17.2 million to a tax benefit of $11.4 million for the six months ended June 30, 2002, resulting in an effective tax rate of (18.9)%, compared to a tax expense of $5.8 million, and an effective tax rate of 29.7% for the same period in 2001. The tax benefit resulted from the recognition of a net operating loss carryback due to a tax law change enacted during 2002. The Company had previously recognized a valuation allowance on its net deferred tax asset at December 31, 2001.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, NET OF TAX. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized as an expense, but instead reviewed and tested for impairment under a fair value approach. The cumulative effect of adopting SFAS 142 was a charge of $2.4 million on January 1, 2002. On April 1, 2001, the Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which establishes new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. The cumulative effect of adopting EITF 99-20 was a $5.3 million loss, net of $2.8 million tax, on April 1, 2001.

NET INCOME (LOSS). Net loss was $51.5 million for the six months ended June 30, 2002, a decrease of $59.8 million from a net income of $8.3 million for the six months ended June 30, 2001 for the reasons discussed above. Excluding the cumulative effect of the accounting change associated with adoption of SFAS 142, net loss was $49.1 million for the six months ended June 30, 2002.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $1,194.9 million at June 30, 2002 and $1,231.1 million at December 31, 2001. The net decrease of $35.2 million largely resulted from the net decline in market values and sales of fixed-maturity investments.

Fixed-maturity investments available for sale at fair value, including investments, were $1,187.5 million, or 99.4% of the investment portfolio of the Company, as of June 30, 2002. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by Standard & Poor's, while the total portfolio effective duration (excluding short-term investments) was 4.59 years.

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE TREATIES. Gross unpaid losses and LAE were $1,208.1 million at June 30, 2002 and $1,197.0 million at December 31, 2001. Reinsurance recoverable on unpaid losses and LAE was $479.7 million at June 30, 2002 and $463.3 million at December 31, 2001. Substantially all of the reinsurance recoverables at June 30, 2002 are collateralized by the funds held under reinsurance treaties and letters of credit.

EQUITY. Total equity was $84.6 million at June 30, 2002 and $131.5 million at December 31, 2001. The net decrease of $46.9 million consisted of a net loss of $51.5 million, change in unrealized net appreciation of investments of $3.6 million and $1.0 million resulting in treasury stock activity associated with net stock purchase and loan, of which $143,000 related to exercising of stock options and $839,000 resulted from the tendering of shares of The MIIX Group common stock and a reduction in the stock purchase and loan balance.

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

On May 3, 2002, the Company's business plan, which provides for the MIIX Insurance Company to be placed in voluntary solvent run-off was approved by the New Jersey Department of Banking and Insurance. MIIX Insurance Company will continue to renew New Jersey physician business until August 31, 2002 unless the New Jersey Department of Banking and Insurance extends that date and has ceased writing business in all states other than New Jersey in accordance with each state's specific withdrawal requirements. As a result, the Company expects that cash flow from operations in the future will continue to be negative, as payments of outstanding claims and expenses exceed its revenues, primarily investment income. The Company also withdrew MIIX and LP&C from the interactive rating process with A.M. Best. At the time of the withdrawal, the companies were rated C+. The Company has received tentative approval for the formation and capitalization of a physician-supported insurance company, MIIX Advantage Insurance Company of New Jersey, that focuses on MIIX Insurance Company's historically strongest business segment, New Jersey physicians. It is anticipated that the Company will enter into a management contract and other financial arrangements with the new company. The revenues from these two agreements will be the Company's only source of revenues in the foreseeable future.

On May 23, 2002, the Company repaid the $9.1 million loan balance under a credit facility with Amboy National Bank largely with the proceeds from the sale of substantially all the net assets of Hamilton National Leasing Corporation. Thereafter, the credit facility closed. The Company's $9.1 million fixed-maturity investments in Amboy National Bank matured and the funds were reinvested in short-term securities. The Company currently does not have any bank financing.

The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow used by operating activities were approximately $39.2 million and $7.3 million for the six months ended June 30, 2002 and 2001, respectively, and $23.6 million for the year ended 2001. The decrease in cash flow during this period was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of a few higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium offset, in part, by a federal income tax refund. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. Because the Company will not write, or renew existing, insurance policies after August 30, 2002, cash flow is expected to decrease substantially after this date. The Company's cash flow could be further impacted adversely if it becomes subject to mandatory control. See "Risks and Uncertainties."

The Company investments consist primarily of fixed-maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company currently plans to continue this strategy. At June 30, 2002, the portfolio has an average credit quality of "AA," an average duration of 3.5 years, and an annualized yield of 5.7%.

At June 30, 2002, the Company held collateral of $344.8 million and $374.2 million at December 31, 2001, in the form of funds held and $166.5 million at June 30, 2002 and December 31, 2001 in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established four of the six required trust accounts and is in the process of finalizing the remaining two trust accounts, in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 7.5% to 8.6%, which is recorded as an expense in the period incurred.

During 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from our insurance company subsidiaries which are subject to regulatory approval and general business conditions. Payment of dividends is also subject to approval by the Board of Directors. The Company does not expect to pay dividends for the foreseeable future.

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. No stock was repurchased under the stock repurchase program during 2001 or during the six months ended June 30, 2002. We do not expect to repurchase any additional common stock under this program.

During 2001, The MIIX Group repurchased 84,178 shares at a value of approximately $0.7 million related to a former officer of the Company. During the six-month period ended June 30, 2002, certain current and former officers tendered 110,061 shares in the aggregate of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreements. These tenders reduced the stock purchase and loan balances of the officers by approximately $1.4 million in the aggregate. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the respective transactions.

RISKS AND UNCERTAINTIES

As a result of the events described above under the caption "Recent Developments," the Company is subject to a number of risks and uncertainties. Some of the most obvious are the following:

RISK OF MANDATORY CONTROL. If the Company's capital or surplus amounts fall below the thresholds established under New Jersey insurance laws, MIIX Insurance Company may be unable to avoid mandatory control. We have previously announced that the risk-based capital level of MIIX Insurance Company is below the authorized control level but above the mandatory control level. Any of the following events could result in MIIX Insurance Company being placed under mandatory control, including net losses and LAE reserve adjustments and a deterioration in the Company's investment portfolio.

Should MIIX Insurance Company be subjected to mandatory control, the New Jersey Department of Banking and Insurance would have the authority to, among other things: replace the Company's management with Department appointees; liquidate MIIX Insurance Company; sell MIIX Insurance Company; and/or restructure the Company's internal operations. The impact of any such decisions by the Department of Banking and Insurance cannot be predicted. If MIIX Insurance Company's assets are sold or liquidated by the Department, shareholders would likely receive little if any value from the sale or liquidation.

RISKS IN CLAIMS EXPERIENCE. The Company currently anticipates that its assets will be sufficient to discharge its liabilities. However, this projection is based upon actuarial projections, which may or may not prove to have been accurate. Should the Company experience worse than anticipated losses, it is highly likely that MIIX Insurance Company would become subject to mandatory control. Although the loss experience during the prior quarter was in line with estimates, the Company is unsure whether this short-term experience indicates a stabilization of its loss experience or a random variation. Future adjustments to LAE reserves required by worse than anticipated loss experience may cause the Company to become subject to mandatory control. Furthermore, it is possible that the Company will see some acceleration of claims in connection with the run-off of MIIX Insurance Company. Should this acceleration become substantial, even favorable settlements could result in short-term adjustments to the Company's LAE reserves, which would cause it to fall under mandatory control.

LIMITED INCOME FROM OPERATIONS. MIIX Insurance Company will discontinue writing insurance on September 1, 2002. Because of the resultant decrease in premium income, the Company's revenues will be limited. While the Company intends to seek management contracts with other insurance entities and/or to establish itself as a third-party administrator of health care contracts, no assurances can be given that it will be able to do so. In consequence, the Company's revenues will be largely limited to investment income and income from various contractual arrangements with MIIX Advantage. No assurances can be given that these revenues will be adequate to support the Company's operations or to permit it to avoid mandatory control.

INVESTMENT RISK. A significant portion of the Company's assets are invested in fixed-maturity investments. Thus, the Company is exposed to all of the risks of the capital markets, which have been substantial in recent periods because of the general deterioration of those markets as well as increasing volatility in particular sectors. In response to these developments, the Company is seeking to restructure its investment portfolio so as to reduce the level of risk to which it is exposed. In the process of restructuring, the Company may liquidate securities, sometimes at a loss. Furthermore, the movement of the Company's investments from instruments believed to be more risky to those believed to be less risky may result in a reduction of the Company's return on investments. Even if the Company is able to manage its claims portfolio successfully, deterioration in the Company's investment portfolio or losses incurred in liquidating the portfolio not offset by gains, could result in the Company being subjected to mandatory control.

DELISTING OF COMMON STOCK. The New York Stock Exchange ("NYSE") may delist the Company's common stock. On July 19, 2002, the NYSE notified the Company that its stock price and market capitalization were below NYSE listing standards, and asked the Company to respond within 45 days with a business plan that demonstrates compliance with continued listing standards within 18 months. While the Company has informed the NYSE of its intent to submit the required business plan, there can be no assurance that the NYSE will approve the plan, or that the Company's common stock will continue to be listed on the NYSE. If the Company's stock is delisted, it will become more difficult for shareholders to sell their stock.

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

The Company's investment portfolio at June 30, 2002 is primarily composed of fixed-maturity securities, consisting of 76.0% of total investments at market value. U.S. government and tax-exempt bonds represent 9.6%, corporate bonds represent 30.6% and mortgage backed and asset backed securities represent 35.8% of fixed-maturity investments. Short-term investments represent 23.4% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.6%.

At June 30, 2002, the Company had net after-tax unrealized losses on its fixed-maturity investment portfolio of $2.3 million. The deferred tax benefit on this amount of $0.8 million is fully offset by a deferred tax valuation allowance. The net after-tax unrealized losses of $2.3 million on the fixed-maturity portfolio represented 2.6% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 2001, the Company had net after-tax unrealized losses on its fixed-maturity investment portfolio of $6.6 million, which included a deferred tax valuation allowance of $2.3 million.

Management does not expect that significant unrealized losses will be realized on the fixed-maturity portfolio given the credit quality of the portfolio at June 30, 2002 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

The Company also holds a portfolio of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At June 30, 2002, the cost and fair value of equity investments was $7.6 million and $6.7 million, respectively, compared to $7.1 million and $6.6 million at December 31, 2001, respectively. The net after-tax unrealized losses of $1.0 million on the equity portfolio represented 1.1% of total stockholders' equity gross of net after-tax unrealized losses on investments.

There have been no material changes to the Company's financial market risks since December 31, 2001.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DEATH BENEFIT PLAN

In October 1999, a former Underwriter Board member filed an action against the Exchange, Underwriter, The MIIX Group and Daniel Goldberg, seeking damages arising out of the unanimous decision of the Exchange and Underwriter Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company is appealing this decision. Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, have been filed against the Company. These actions have been stayed pending the outcome of the appeal in the first action. The Company and external counsel believe that the Company will be successful on appeal.

The Company may be a party to litigation from time to time in the ordinary course of business. Management believes that the Company is not currently a party to any litigation which may have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The MIIX Group's annual meeting of shareholders was held on May 9, 2002, at which time the following directors were elected by the shareholders of The MIIX Group, to serve as the Class of directors for a term expiring at the Annual Meeting of shareholders to be held in 2005: Patricia Anne Costante (affirmative:
7,367,480; withheld: 267,042), Carl Restivo Jr., MD (affirmative: 6,835,576; withheld 789,946) and Angelo S. Agro, MD (affirmative: 6,839,037; withheld 795,485). The terms of the following directors continued after such meeting:
Harry M. Carnes, MD, Paul J. Hirsch, MD, Vincent A. Maressa, Esq., A. Richard Miskoff, DO, Eileen M. Moynihan, MD, Martin L. Sorger, MD and Bessie M. Sullivan, MD.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits


                  Exhibit                Exhibit
                  Number                Description

                    3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company's registration statement on Form S-1 filed on October 28, 1998.)

                    3.2 Bylaws of The MIIX Group as amended and restated (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 1, 2001.)

                10.71*+ Severance Agreement between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Stewart J. Gerson dated July 3, 2002.

                    15*  Acknowledgement of Independent Accountant.

                *   Filed herewith.
                + Represents a management contract or compensatory plan or arrangement.

         b.   Reports on Form 8-K

              A current report on Form 8-K was filed by the Company on June 13, 2002 announcing the departure of Stewart J. Gerson, Chief Financial Officer for The MIIX Group, Inc., and the assumption of his duties by Tom Redman, the Company's former Chief Financial Officer.

              A current report on Form 8-K was filed by the Company on July 25, 2002 announcing the appointment of Allen G. Sugerman as Interim Chief Financial Officer for The MIIX Group, Inc.

              A current report on Form 8-K was filed by the Company on August 14, 2002 providing the certifications of the Chief Executive Officer and the Chief Financial Officer and pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE MIIX GROUP, INCORPORATED


                                    By:      /s/ Patricia A. Costante
                                       -----------------------------------------
                                         Chairman and Chief Executive Officer
                                         (principal executive officer)


                                    By:      /s/ Allen G. Sugerman
                                       -----------------------------------------
                                         Interim Chief Financial Officer
                                         (principal financial and accounting
                                         officer)


                                    Dated:   August 13, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MIIX GROUP, INCORPORATED


                                By:
                                   ---------------------------------------------
                                                  Patricia A. Costante
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


                                By:
                                   ---------------------------------------------
                                                  Allen G. Sugerman
                                    Interim Chief Financial Officer
                                    (principal financial and accounting officer)


                                Dated:   August 13, 2002