Form 10-Q
period 2002-09-30
MIIX GROUP INC
filed 2002-11-14
CIK 1064063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
   (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


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

     As of November 12, 2002, the number of outstanding shares of the Registrant's Common Stock was 13,382,173.

================================================================================

TABLE OF CONTENTS
-----------------


PART I      FINANCIAL INFORMATION..............................................4

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS..................................4

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................14

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........24

ITEM 4.     CONTROLS AND PROCEDURES...........................................26

PART II     OTHER INFORMATION.................................................26

ITEM 1.     LEGAL PROCEEDINGS.................................................26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K..................................27

SIGNATURES....................................................................28

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q, the Company's Annual Report to Stockholders, any Form 10-K or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In particular, the implementation of the Company's business plan is subject to completion of financial analyses and other contingencies, regulatory approval and to the Company's continuing ability to maintain sufficient risk-based capital to avoid mandatory control. These uncertainties and other factors are detailed from time to time in the Company's filings with the appropriate securities commissions, and include, without limitation, the Company having sufficient liquidity and working capital, the Company's ability to achieve consistent profitable growth, the Company's ability to diversify its product lines, the continued adequacy of the Company's loss and loss adjustment expense reserves, the Company's avoidance of any material loss on collection of reinsurance recoverables, increased competitive pressure, the loss of significant customers, continued or increased loss severity in the insurance industry generally and among its insureds in particular, general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets, judicial decisions and rulings, changes in domestic and foreign laws, regulations and taxes, effects of acquisitions and divestitures, and various other factors. The words "believe,'' "expect,'' "anticipate,'' "project,'' and similar expressions identify forward-looking statements. The Company's expectations regarding future values expected or believed to be realized through the implementation of its current business plan, including through the management of the run-off of its business and possible business arrangements with MIIX Advantage Insurance Company of New Jersey, earnings, initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and realizing shareholder value depend on a variety of factors, including economic, competitive, market conditions, legal and regulatory which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of September 30, 2002, and the related consolidated statements of income for the three and nine month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 and the consolidated statement of stockholders' equity for the nine month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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


New York, New York
November 8, 2002

                                        THE MIIX GROUP, INCORPORATED
                                         CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                  -------------------------------------
                                                                                        2002                 2001
                                                                                  ----------------     ----------------
                                     ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2002 - $823,060;
     2001 - $1,061,499)                                                                $  836,517           $1,054,934
   Equity investments, at fair value (cost: 2002 - $7,402; 2001 - $7,081)                   6,206                6,623
   Short-term investments, at cost which approximates fair value..............            243,822              166,501
                                                                                       ----------           ----------
         Total investments....................................................          1,086,545            1,228,058
                                                                                       ----------           ----------

Cash..........................................................................              1,448                2,029
Accrued investment income.....................................................              9,404               13,261
Premium receivable, net.......................................................             20,994               20,546
Reinsurance recoverable on unpaid losses......................................            445,739              463,275
Prepaid reinsurance premiums .................................................              5,978               16,067
Reinsurance recoverable on paid losses, net...................................             33,986               51,632
Deferred policy acquisition costs.............................................              1,875                4,416
Receivable for securities.....................................................             15,098                    0
Net investment in direct financing leases.....................................                  0               32,101
Other assets..................................................................             48,772               64,478
                                                                                       ----------           ----------
         Total assets.........................................................         $1,669,839           $1,895,863
                                                                                       ==========           ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses....................................         $1,129,819           $1,196,998
Unearned premiums.............................................................             48,836               88,598
Premium deposits..............................................................                  0               18,928
Funds held under reinsurance treaties.........................................            331,389              374,156
Payable for securities........................................................              3,660                    0
Notes payable and other borrowings............................................                  0               10,699
Other liabilities.............................................................             54,797               74,998
                                                                                       ----------           ----------
         Total liabilities....................................................          1,568,501            1,764,377
                                                                                       ----------           ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding.....................................................                  0                    0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2002 - 13,382,173 shares outstanding; 2001 - 13,479,760
   shares outstanding)........................................................                166                  166
Additional paid-in capital....................................................             53,909               53,927
Retained earnings.............................................................             78,706              129,307
Treasury stock, at cost (2002 - 3,155,832 shares; 2001 - 3,058,245 shares)....            (40,199)             (39,631)
Stock purchase loans and unearned stock compensation..........................             (3,689)              (5,444)
Accumulated other comprehensive income (loss).................................             12,445               (6,839)
                                                                                       ----------           ----------
         Total stockholders' equity...........................................            101,338              131,486
                                                                                       ----------           ----------
         Total liabilities and stockholders' equity...........................         $1,669,839           $1,895,863
                                                                                       ==========           ==========

SEE ACCOMPANYING NOTES


                                                THE MIIX GROUP, INCORPORATED

                                             CONSOLIDATED STATEMENTS OF INCOME
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ------------------------------    --------------------------------
                                                             2002             2001              2002              2001
                                                         -------------    -------------    ---------------    -------------
REVENUES
Net premiums earned...................................      $23,727            $49,488         $109,963           $140,590
Net investment income.................................       13,710             19,862           48,117             62,078
Realized investment gains (losses)....................         (591)            (2,216)          (1,872)             5,355
Other revenue.........................................        1,368              1,849            5,651              6,862
                                                            -------            -------         --------           --------
     Total revenues...................................       38,214             68,983          161,859            214,885
                                                            -------            -------         --------           --------
EXPENSES
Losses and loss adjustment expenses...................       21,219             47,073          157,520            139,115
Underwriting expenses.................................        5,987             11,116           27,351             32,100
Funds held charges....................................        9,539              6,881           31,826             18,586
Other expenses........................................          584                762            2,254              2,568
Restructuring charge..................................            0                  0            2,552                  0
                                                            -------            -------         --------           --------
     Total expenses...................................       37,329             65,832          221,503            192,369
                                                            -------            -------         --------           --------

Income (loss) before income taxes.....................          885              3,151          (59,644)            22,516
Income tax provision (benefit)........................            0                687          (11,416)             6,441
                                                            -------            -------         --------           --------
     Net income (loss) before cumulative effect
        of an accounting change.......................          885              2,464          (48,228)            16,075
     Cumulative effect of an accounting change,
        net of tax....................................            0                  0           (2,373)            (5,283)
                                                            -------            -------         --------           --------
     Net income (loss) ...............................      $   885            $ 2,464         $(50,601)          $ 10,792
                                                            -------            -------         --------           --------

Basic earnings (loss) per share before
  cumulative effect of an accounting change...........        $0.07              $0.18          $ (3.60)             $1.19
Cumulative effect of an accounting change.............         0.00               0.00            (0.18)             (0.39)
                                                              -----              -----          -------              -----
Basic earnings (loss) per share.......................        $0.07              $0.18          $ (3.78)             $0.80
                                                              =====              =====          =======              =====

Diluted earnings (loss) per share before
  cumulative effect of an accounting change...........        $0.07              $0.18          $ (3.60)             $1.18
Cumulative effect of an accounting change.............         0.00               0.00            (0.18)             (0.39)
                                                              -----              -----           ------              -----
Diluted earnings (loss) per share.....................        $0.07              $0.18          $ (3.78)             $0.79
                                                              =====              =====           ======              =====

Dividend per share of common stock....................        $0.00              $0.05          $  0.00              $0.15
                                                              =====              =====           ======              =====

SEE ACCOMPANYING NOTES


                                                       THE MIIX GROUP, INCORPORATED

                                                    CONSOLIDATED STATEMENT OF EQUITY
                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                               (UNAUDITED)


                                                                                          STOCK
                                                                                        PURCHASE
                                                                                        LOANS AND     ACCUMULATED
                                  NUMBER OF    COMMON  ADDITIONAL                       UNEARNED         OTHER          TOTAL
                                    SHARES      STOCK   PAID-IN   RETAINED   TREASURY     STOCK       COMPREHENSIVE  STOCKHOLDERS'
                                 OUTSTANDING   ISSUED   CAPITAL   EARNINGS    STOCK    COMPENSATION   INCOME (LOSS)     EQUITY
                                 ----------- --------- --------- ---------- ---------- ------------- --------------- --------------

Balance at January 1, 2002.....   13,479,760     $166   $53,927   $129,307   $(39,631)     $(5,444)      $(6,839)      $131,486
  Net loss.....................                                    (50,601)                                             (50,601)

  Other comprehensive
     income (loss), net of tax:

   Net unrealized appreciation
     on securities available-
     for-sale, net of deferred                                                                            19,284         19,284
     taxes.....................

   Stock purchase and loan
     agreement activities......     (110,061)                                    (729)       1,755                        1,026

   Stock compensation and
     treasury stock activity...       12,474                (18)                  161                                       143
                                  ----------     ----   -------   --------   --------      -------       -------       --------
 Balance at September 30, 2002.   13,382,173     $166   $53,909   $ 78,706   $(40,199)     $(3,689)      $12,445       $101,338
                                  ==========     ====   =======   ========   ========      =======       =======       ========










SEE ACCOMPANYING NOTES


                                           THE MIIX GROUP, INCORPORATED

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (Unaudited)
                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                          2002               2001
                                                                                     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................        $ (50,601)          $  10,792

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax............................            2,373               5,283
Unpaid losses and loss adjustment expenses.......................................          (67,179)            (45,414)
Unearned premiums................................................................          (39,762)             36,508
Premium deposits.................................................................          (18,928)            (15,618)
Premium receivable, net..........................................................             (448)            (15,084)
Reinsurance balances, net........................................................            2,504               3,098
Deferred policy acquisition costs................................................            2,541              (2,811)
Realized (gains) losses..........................................................            1,872              (5,355)
Depreciation, accretion and amortization.........................................           (1,442)             (2,365)
Accrued investment income........................................................            3,857               1,227
Net investment in direct financing leases........................................           32,101              (4,079)
Other assets.....................................................................           13,333              (1,830)
Other liabilities................................................................          (19,032)                946
                                                                                         ---------           ---------
Net cash used in operating activities............................................         (138,811)            (34,702)
                                                                                         ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales....................................          742,679             318,878
Proceeds from fixed-maturity investments matured, called or prepaid..............          109,880              94,928
Proceeds from equity investment sales............................................              387               2,098
Cost of investments acquired.....................................................         (615,258)           (304,475)
Change in short-term investments, net............................................          (77,321)            (71,910)
Net receivable for securities....................................................          (11,438)                  0
                                                                                         ---------           ---------
Net cash provided by investing activities........................................          148,929              39,519
                                                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings.................................                0               2,826
Repayment of notes payable and other borrowings..................................          (10,699)             (5,835)
Purchase of treasury stock.......................................................                0                (101)
Cash dividends to stockholders...................................................                0              (2,030)
Subordinated loan certificates redeemed..........................................                0                (151)
                                                                                         ---------           ---------
Net cash used in financing activities............................................          (10,699)             (5,291)
                                                                                         ---------           ---------

Net change in cash...............................................................             (581)               (474)
Cash, beginning of period........................................................            2,029               2,191
                                                                                         ---------           ---------
Cash, end of period..............................................................        $   1,448           $   1,717
                                                                                         =========           =========

SEE ACCOMPANYING NOTES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------

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

2.  RECENT DEVELOPMENTS
-----------------------

The Company has been subjected to a number of adverse developments during fiscal 2002 as a result of unexpected and unprecedented increases in loss severity during fiscal 2001. These increases required the Company to record an adjustment to net loss and LAE reserves of approximately $25.0 million; in consequence, the Company was also required to take a valuation allowance against a deferred tax asset of approximately $2.0 million during 2002. As a result of these adjustments since January 1, 2002 and adjustments made at December 31, 2001, the Company has, among other things:

o Received approval of its risk-based capital plan from the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance;
o    Closed its operations in Dallas and Indianapolis;
o    Implemented a workforce reduction program;
o Ceased writing insurance in all states, except where necessary to comply with individual state requirements;
o    Placed MIIX and LP&C insurance operations into voluntary solvent runoff;
o Engaged investment bankers to seek offers for any or all of the Company's assets and properties;
o Sold renewal rights to certain of its business to a newly formed New Jersey insurance company, MIIX Advantage Insurance Company of New Jersey ("MIIX Advantage");
o    Withdrew from the A.M. Best Rating System;
o    Licensed the "MIIX" name and certain marks to MIIX Advantage;
o Begun the process to revise its business plan to become a consulting and management services provider to the insurance industry;
o Received a "going concern qualification" from the Company's independent accountants in its report accompanying the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company had also previously been advised by the New York Stock Exchange ("NYSE") that it had no longer satisfied two of the applicable listing criteria and that its common stock was subject to delisting. In response, the Company submitted a business plan to the NYSE and has since received the NYSE's approval of the plan. However, the Company remains subject to oversight by the NYSE for the next 18 months and could be delisted if its stock price deteriorates or it is unable to complete its business plan successfully. Going forward, the Company's business will consist principally of managing the runoff of existing claims, and managing the operations of MIIX Advantage as it seeks to grow its related consulting business by providing similar services to self-funded entities and other healthcare provider owned insurers. Thus, the Company does not anticipate near term significant revenues from continuing operations. Because the subsidiary MIIX ceased writing insurance policies after August 31, 2002, except as necessary to comply with individual state requirements, the Company's revenues and expenses will decline significantly, and the historical financial statements cannot be relied upon as indicative of future performance. The Company continues to explore all alternatives to realize value for its shareholders, including seeking purchasers for all or portions of its remaining assets.

3.   BORROWING ARRANGEMENTS
---------------------------

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs. The credit facility, which terminated May 17, 2002, had a fixed interest rate of 8.0% per annum. The Company had pledged 100% of the MIIX stock as collateral under the credit facility. As of May 17, 2002, the Company had borrowed approximately $9.1 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet, and incurred interest expense on the loan of approximately $286,000 during 2002. As of May 17, 2002, the Company had fixed-maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. A former CEO of the Company is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above were as fair to the Company as could have been obtained from an unaffiliated third party. The Company, on May 23, 2002, repaid the $9.1 million loan balance largely with the proceeds from the sale of substantially all the net assets of Hamilton National Leasing Corporation and the credit facility was closed. The Company's $9.1 million fixed-maturity investments in Amboy National Bank matured and the funds were reinvested in short-term securities.

4.   LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
-------------------------------------------------------------

During the nine months ended September 30, 2002, the Company recorded an increase to the net loss and LAE reserves of approximately $25.0 million, which is net of $36.1 million of ceded loss and LAE reserves under the Company's aggregate reinsurance contracts. The adjustment resulted from an internal study conducted by the Company at September 30, 2002.

5.   STOCK BASED COMPENSATION
-----------------------------

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25, no compensation expense is recognized given the Company's policy. During the first nine months of 2002, 10,000 restricted shares of The MIIX Group common stock were granted, having a per share market value of $2.88, and 201,746 options to purchase shares of The MIIX Group common stock at exercise prices ranging from $1.26 to $2.88 were granted, of which 74,246 shares were immediately exercisable. During the nine months ended September 30, 2002, 303,510 options and 10,000 shares of non-vested restricted stock were cancelled, and 12,474 options were exercised with exercise prices ranging from $7.45 to $11.91. During the nine months ended September 30, 2002, certain current and former officers tendered 110,061 shares of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreement, and reduced the stock purchase and loan balances by approximately $1.4 million. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the respective transactions.

6.   EARNINGS PER SHARE
-----------------------

Earnings (loss) per share are computed using the weighted-average number of common shares outstanding for the three and nine month periods ended September 30, 2002 of 13,469,760 and 13,389,488, respectively, and for the three and nine month periods ended September 30, 2001 of 13,520,327 and 13,543,566, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------------    ------------------------------
                                                             2002             2001             2002            2001
                                                         --------------   -------------   --------------  ---------------
                                                                  (in thousands)                  (in thousands)
Numerator for basic and diluted earnings (loss) per
   share of common stock:
     Net income (loss) before cumulative effect of
        an accounting change...........................      $    885         $  2,464        $(48,228)        $16,075
     Cumulative effect of an accounting change,
        net of tax.....................................             0                0          (2,373)         (5,283)
                                                             --------         --------        --------         -------
     Net income (loss) ................................      $    885         $  2,464        $(50,601)        $10,792
                                                             ========         ========        ========         =======

Denominator:
     Denominator for basic earnings (loss) per share
        of common stock - weighted-average shares
        outstanding....................................        13,470           13,520          13,389          13,544
Effect of dilutive securities:
     Stock options and nonvested restricted stock......            10               86              89              42
                                                             --------         --------        --------         -------

     Denominator for diluted earnings (loss) per share
        of common stock - adjusted-weighted average
        shares outstanding.............................        13,480           13,606          13,478          13,586
                                                             ========         ========        ========         =======

Basic earnings (loss) per share of common stock
   before cumulative effect of an accounting change....         $0.07            $0.18          $(3.60)          $1.19
Cumulative effect of an accounting change..............          0.00             0.00           (0.18)          (0.39)
                                                                -----            -----          ------           -----
Basic earnings (loss) per share of common stock........         $0.07            $0.18          $(3.78)          $0.80
                                                                =====            =====          ======           =====

Diluted earnings (loss) per share of common stock
   before cumulative effect of an accounting change....         $0.07            $0.18          $(3.60)          $1.18
Cumulative effect of an accounting change..............          0.00             0.00           (0.18)          (0.39)
                                                                -----            -----          ------           -----
Diluted earnings (loss) per share of common stock......         $0.07            $0.18          $(3.78)          $0.79
                                                                =====            =====          ======           =====

7.   COMPREHENSIVE INCOME
-------------------------

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at September 30, 2002 and December 31, 2001 are reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income (loss), net of related tax, for the periods ended September 30, 2002 and 2001 are as follows:

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                       -----------------------------    ----------------------------
                                                           2002             2001            2002            2001
                                                       ------------     ------------    ------------    ------------
                                                             (in thousands)                  (in thousands)

Net income (loss) ................................        $   885          $ 2,464        $(50,601)        $10,792

Other comprehensive income (loss):
  Unrealized holding appreciation arising during
     period (net of tax of $0, $7,030, $0 and
     $7,340, respectively)........................         15,079           13,024          17,412          13,631

  Reclassification adjustment for losses realized
     in net income (loss) (net of tax of $0, $776,
     $0 and $971, respectively)...................            591            1,440           1,872           1,802
                                                          -------          -------        --------         -------

Net unrealized appreciation arising during the
  period ended September 30 (net of tax of $0,
  $7,806, $0 and $8,311, respectively)............         15,670           14,464          19,284          15,433
                                                          -------          -------        --------         -------

Comprehensive income (loss).......................        $16,555          $16,928        $(31,317)        $26,225
                                                          =======          =======        ========         =======

8.   DEFERRED POLICY ACQUISITION COSTS
--------------------------------------

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the nine months ended September 30, 2002 and 2001.

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                   2002                2001
                                                                              ----------------    --------------
                                                                                        (in thousands)

Balance at beginning of period............................................        $ 4,416             $ 3,026
Cost deferred during the period...........................................          4,862              11,204
Amortization expense......................................................         (7,403)             (8,393)
                                                                                  -------             -------
Balance, end of period....................................................        $ 1,875             $ 5,837
                                                                                  =======             =======

9.   RESTRUCTURING CHARGE
-------------------------

The first quarter of 2002 includes a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put MIIX and LP&C into runoff. The communication of these initiatives was made during the first quarter of 2002. No similar event occurred during the period ended September 30, 2002.

10.  INCOME TAXES
------------------

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended September 30, 2002 and 2001 are as follows:

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------------
                                                       2002                                   2001
                                       -------------------------------------  -------------------------------------
                                                             % OF INCOME                            % OF INCOME
                                                                BEFORE                                 BEFORE
                                          INCOME TAXES       INCOME TAXES        INCOME TAXES       INCOME TAXES
                                       ------------------- -----------------  ------------------  -----------------
                                         (in thousands)                        (in thousands)
Expected annual effective federal
    income tax expense (benefit)
    at 35%...........................         $(20,875)          (35.0)%             $  7,880            35.0 %
Increase (decrease) in taxes
    resulting from:
    Valuation allowance..............            8,757            14.7 %                    0            (0.0)%
    Tax-exempt interest..............             (444)           (0.7)%               (1,319)           (5.9)%
    Other............................            1,146             1.9 %                 (120)           (0.5)%
                                              --------           -----               --------            ----
Total income tax expense (benefit)...         $(11,416)          (19.1)%             $  6,441            28.6 %
                                              ========           =====               ========            ====

The income tax benefit of $11.4 million resulted from the recognition of a net operating loss carryback due to a tax law change enacted during the first quarter of 2002.

11.   RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized as an expense, but instead is reviewed and tested for impairment under a fair value approach. SFAS 142 requires that goodwill be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances that would indicate impairment may be necessary. On January 1, 2002, the Company recorded a $2.4 million impairment related to goodwill, net of $0 tax ($0.18 per diluted share). If SFAS No. 142 were in effect beginning January 1, 2001, the financial statement impact would have been approximately $111,000, net of tax ($0.01 per diluted share) for the quarter ended September 30, 2001 and approximately $333,000, net of tax ($0.02 per diluted share) for the nine months ended September 30, 2001.

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

In April, 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The primary impact of SFAS No. 145 was to rescind the requirement to report the gain or loss from the extinguishment of debt as an extraordinary item on the statement of income. The provisions of this Statement are generally effective for fiscal years beginning after May 15, 2002. Adoption of SFAS 145 is not expected to have a material impact on the Company's financial condition or results of operations.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on the Company's financial condition or results of operations.

12.   RECLASSIFICATION
----------------------

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

INCOME TAXES. The Company accounts for income taxes in accordance with Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would adversely impact our financial position and results of operations. A valuation allowance has been established for approximately the full value of the deferred tax assets at September 30, 2002.

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

RECENT DEVELOPMENTS

The Company has been subjected to a number of adverse developments during fiscal 2002 as a result of unexpected and unprecedented increases in loss severity during fiscal 2001. These increases required the Company to record an adjustment to net loss and LAE reserves of approximately $25.0 million; in consequence, the Company was also required to take a valuation allowance against a deferred tax asset of approximately $2.0 million during 2002. As a result of these adjustments since January 1, 2002 and adjustments made at December 31, 2001, the Company has, among other things:

o Received approval of its risk-based capital plan from the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance;
o    Closed its operations in Dallas and Indianapolis;
o    Implemented a workforce reduction program;
o Ceased writing insurance in all states, except where necessary to comply with individual state requirements;
o    Placed MIIX and LP&C insurance operations into voluntary solvent runoff;
o Engaged investment bankers to seek offers for any or all of the Company's assets and properties;
o Sold renewal rights to certain of its business to a newly formed New Jersey insurance company, MIIX Advantage Insurance Company of New Jersey ("MIIX Advantage");
o    Withdrew from the A.M. Best Rating System;
o    Licensed the "MIIX" name and certain marks to MIIX Advantage;
o Begun the process to revise its business plan to become a consulting and management services provider to the insurance industry;
o Received a "going concern qualification" from the Company's independent accountants in its report accompanying the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company had also previously been advised by the NYSE that it had no longer satisfied two of the applicable listing criteria and that its common stock was subject to delisting. In response, the Company submitted a business plan to the NYSE and has since received the NYSE's approval of the plan. However, the Company remains subject to oversight by the NYSE for the next 18 months and could be delisted if its stock price deteriorates or it is unable to complete its business plan successfully. Going forward, the Company's business will consist principally of managing the runoff of existing claims, and managing the operations of MIIX Advantage as it seeks to grow its related consulting business by providing similar services to self-funded entities and other healthcare provider owned insurers. Thus, the Company does not anticipate near term significant revenues from continuing operations. Because the subsidiary MIIX ceased writing insurance policies after August 31, 2002, except as necessary to comply with individual state requirements, the Company's revenues and expenses will decline significantly, and the historical financial statements cannot be relied upon as indicative of future performance. The Company continues to explore all alternatives to realize value for its shareholders, including seeking purchasers for all or portions of its remaining assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NET PREMIUMS EARNED. Net premiums earned were $23.7 million for the three months ended September 30, 2002, a decrease of approximately $25.8 million, or 52.1%, from $49.5 million for the three months ended September 30, 2001. This net decrease consists of a decrease in direct and assumed premiums earned of $24.4 million and an increase in ceded premiums earned of $1.4 million, in the three months ended September 30, 2002. The decrease in gross premiums earned occurred primarily as the result of ceased insurance operations and cancellation activity in the second and third quarters of 2002. The net increase in ceded premiums earned is primarily attributable to additional ceded premiums earned of $4.5 million related to the Company's aggregate reinsurance contracts associated with loss and LAE reserve adjustments made during the three months ended September 30, 2002.

Total premiums written amounted to a negative $2.3 million for the three months ended September 30, 2002, a decrease of $73.3 million, or 103.3%, from total premiums written of $71.0 million for the three months ended September 30, 2001. The negative total premiums written resulted from extensive cancellation activity associated with the Company's decision to place MIIX and its subsidiary insurance company, LP&C, into voluntary solvent run-off during the second quarter of 2002. The negative total premiums written were composed of net cancellations of $0.6 million in Texas, $0.6 million in New Jersey, $0.5 million in Maryland, $0.3 million in Arizona and $0.3 million in all other states. Because MIIX ceased writing insurance policies after August 31, 2002, the Company will not receive premiums other than on insurance policies it has been permitted to renew only where necessary to comply with individual state requirements.

NET INVESTMENT INCOME. Net investment income decreased approximately $6.2 million, or 31.0%, to $13.7 million for the three months ended September 30, 2002 from $19.9 million for the same period in 2001. Average invested assets at amortized cost decreased to approximately $1.14 billion for the three months ended September 30, 2002 compared to approximately $1.25 billion for the same period last year. The decrease resulted from the combined effects of lower market yields, a lower invested asset base and an increase in average short-term investments held during 2002. Because two of the Company's insurance subsidiaries, MIIX and LP&C, are in voluntary solvent run-off, the Company is modifying its investment portfolio to (1) manage an expected increase in accelerated claims and a lower invested asset base and (2) improve overall average credit quality of the portfolio. This modification involves selling the portfolio's longer duration securities, opportunistically selling below investment grade holdings and using the proceeds to acquire shorter duration, high quality securities. The Company is attempting to modify the duration and credit quality of the portfolio, however, at a time when the market is extremely volatile. Accordingly, the Company has experienced and may potentially experience losses primarily in the sale of its below investment-grade securities.

The average annualized pre-tax yield on the investment portfolio decreased to 4.83% for the three months ended September 30, 2002 from 6.36% for the same period in 2001. The decrease is primarily due to lower market yields and a higher proportion of investments held in short-term securities for the reasons set forth above.

REALIZED INVESTMENT LOSSES. Net realized investment losses were $0.6 million for the three months ended September 30, 2002, a decrease in investment losses of approximately $1.6 million, or 73.3%, compared to net realized investment losses of $2.2 million for the same period in 2001. During the quarter ended September 30, 2002, the Company recorded net realized gains of approximately $5.1 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $5.7 million of losses related to other-than-temporary declines in investment values of which $2.5 million was attributable to collateralized bond obligations and $2.6 million was associated with United Airlines corporate bonds. During the quarter ended September 30, 2001, the Company recognized losses of $3.4 million related to other-than-temporary declines in investment values, which were somewhat offset by net realized gains of approximately $1.2 million recognized to reposition the fixed income portfolio in response to the changing yield curve.

OTHER REVENUE. Other revenue decreased approximately $0.4 million, or 26.0%, to $1.4 million for the three months ended September 30, 2002 from $1.8 million for the same period last year. This net decrease is composed of a decrease of approximately $1.0 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002 and increases in finance charge income of approximately $0.1 million resulting from the Company's premium financing program and $0.5 million associated with management services and related contracts with MIIX Advantage, which commenced insurance operations on September 1, 2002.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased $25.9 million, or 54.9%, to $21.2 million for the three months ended September 30, 2002 from $47.1 million for the three months ended September 30, 2001. The provision for losses and LAE is net of ceded losses and LAE of $17.7 million and $8.9 million for the three months ended September 30, 2002 and 2001, respectively. The decrease in net loss and LAE for the three months ended September 30, 2002 was principally composed of decreases in direct and ceded losses and LAE incurred of $17.6 million and $8.9 million, respectively, and an increase in assumed losses and LAE incurred of $0.7 million.

During the three months ended September 30, 2002, reserve adjustments followed from an internal study conducted by the Company. Loss and loss adjustment expense reserves for the quarter ended September 30, 2002 included a net increase to direct and assumed loss and allocated loss adjustment expense (ALAE) reserves of $30.7 million and a net decrease to unallocated loss adjustment expense (ULAE) reserves of $24.1 million. Ceded loss and ALAE reserves were increased by $11.2 million.

Adjustments to direct and assumed loss and ALAE reserves included a net increase in Pennsylvania hospital reserves of $23.5 million, a net decrease in Pennsylvania physician reserves of $9.5 million, a net decrease in New Jersey physician reserves of $0.8 million, and a net increase in reserves held on all other business, written primarily in Texas and Ohio, of $17.5 million. The net adjustment primarily reflects adverse severity trends, particularly with respect to Pennsylvania hospital claims, somewhat offset by better than expected activity in the 2002 accident year. The net adjustment to ULAE reserves primarily reflects the greater level of claims activity associated with claims made business written in recent years. Claims made business generally has a shorter development tail than occurrence policies, so the duration of anticipated future claim handling activity, and claim activity costs per dollar of indemnity payment, has diminished. For the three months ended September 30, 2001, the Company increased direct and assumed loss and LAE reserves held on prior accident years by $5.6 million while ceded loss and LAE reserves were increased by $11.0 million.

UNDERWRITING EXPENSES. Underwriting expenses decreased $5.1 million, or 46.1%, to $6.0 million for the three months ended September 30, 2002, from $11.1 million for the three months ended September 30, 2001. The net decrease for the quarter ended September 30, 2002 primarily results from the effects of discontinued insurance operations, with reduced commissions, premium taxes and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002. Underwriting expenses for the third quarter ended September 30, 2001 included $0.4 million of one-time severance charges associated with the departure of an executive officer. The ratio of underwriting expenses to net premiums earned was 25.2% for the three months ended September 30, 2002, as compared to 22.5% for the same period in 2001 primarily due to lower net earned premiums and impacted by additional ceded premiums of $4.5 million related to the loss reserve adjustments made during the third quarter of 2002. The ratio of underwriting expenses to net earned premiums excluding the impact of additional ceded premiums was 21.2% for the three months ended September 30, 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts increased $2.6 million, or 38.6%, to $9.5 million for the three months ended September 30, 2002 from $6.9 million for the three months ended September 30, 2001. This increase was primarily associated with a $3.9 million increase in funds held charges resulting from adjustments made to ceded loss and LAE reserves held on prior years recorded during the third quarter of 2002. Funds held charges for the third quarter ended September 30, 2001 included $1.4 million of additional charges relating to changes made to ceded loss and LAE reserves held on prior years during the quarter.

Funds held charges are calculated based upon beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $0.2 million, or 23.4%, to $0.6 million for the three months ended September 30, 2002, from $0.8 million for the three months ended September 30, 2001. This net decrease is primarily due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002, offset by increased costs resulting from management services provided to MIIX Advantage, which commenced insurance operations on September 1, 2002, and other non-insurance business operations.

INCOME TAX PROVISION (BENEFIT). Income taxes decreased approximately $0.7 million to a tax expense of $0 for the three months ended September 30, 2002, resulting in a 0% effective tax rate, compared to an income tax expense of $0.7 million and an effective tax rate of 21.8% for the same period in 2001. The Company had no federal tax expense in the third quarter 2002 due to its significant loss carry forward position.

NET INCOME (LOSS). Net income was $0.9 million for the three months ended September 30, 2002, a decrease of $1.6 million, or 64.1%, from net income of $2.5 million for the three months ended September 30, 2001 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET PREMIUMS EARNED. Net premiums earned were $110.0 million for the nine months ended September 30, 2002, a decrease of approximately $30.6 million, or 21.8%, from $140.6 million for the nine months ended September 30, 2001. The net decrease consists of decreased direct and assumed premiums earned of $19.0 million and $0.3 million, respectively, and an increase in ceded premiums of $11.3 million. The decrease in gross premiums earned occurred primarily as the result of ceased insurance operations and cancellation activity in the second and third quarters of 2002. Ceded premiums earned increased primarily due to the effect of additional ceded premiums of $17.6 million associated with adjustments recorded to loss and LAE reserves during the nine months ended September 30, 2002 under the Company's aggregate reinsurance contracts. During the nine months ended September 30, 2001, ceded earned premiums were increased by $3.8 million due to adjustments made to loss and LAE reserves.

Total premiums written were $99.7 million for the nine months ended September 30, 2002, a decrease of $95.6 million, or 48.9%, from total premiums written of $195.3 million for the nine months ended September 30, 2001. The net decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies in all states, in accordance with each state's specific non-renewal requirements. Because MIIX ceased writing insurance policies after August 31, 2002, the Company will not receive premiums other than on insurance policies it has been permitted to renew only where necessary to comply with individual state requirements.

NET INVESTMENT INCOME. Net investment income decreased approximately $14.0 million, or 22.5%, to $48.1 million for the nine months ended September 30, 2002 from $62.1 million for the same period in 2001. The decrease resulted from the combined effects of lower market yields, a lower invested asset base and an increase in average short-term investments held during the nine months ended September 30, 2002. Because two of the Company's insurance subsidiaries, MIIX and LP&C, are in voluntary solvent run-off, the Company is modifying its investment portfolio to (1) manage an expected increase in accelerated claims and a lower invested asset base and (2) improve overall average credit quality of the portfolio. This modification involves selling the portfolio's longer duration securities, opportunistically selling below investment grade holdings and using the proceeds to acquire shorter duration, high quality securities. The Company is attempting to modify the duration and credit quality of the portfolio, however, at a time when the market is extremely volatile. Accordingly, the Company has experienced and may potentially experience losses primarily in the sale of its below investment-grade securities.

Average invested assets at amortized cost were approximately $1.17 billion during the nine months ended September 30, 2002 compared to $1.26 billion for the nine months ended September 30, 2001. The average annualized pre-tax yield on the investment portfolio decreased to 5.47% for the nine months ended September 30, 2002 from 6.56% for the same period in 2001 primarily as the result of declining market yields and increase in short-term investments held during 2002 for the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains decreased approximately $7.3 million, or 135.0%, to a loss of $1.9 million for the nine months ended September 30, 2002 compared to net realized investment gains of $5.4 million for the same period in 2001. During the nine months ended September 30, 2002, realized net gains of approximately $10.0 million were recognized primarily due to sales of fixed maturity investments as a result of the investment portfolio modifications and recognized approximately $11.9 million of losses related to other-than-temporary declines in investment values, of which $8.6 million was attributable to collateralized bond obligations and $2.6 million was associated with United Airlines corporate bonds. In 2001, realized gains of $13.3 million were taken to reposition the portfolio to the changing yield curve, somewhat offset by $7.9 million of losses related to other-than-temporary declines in investment values, of which $1.6 million is attributable to activity following the adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," effective April 1, 2001. EITF 99-20 established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets.

OTHER REVENUE. Other revenue decreased approximately $1.2 million, or 17.6%, to $5.7 million for the nine months ended September 30, 2002 from $6.9 million for the same period last year. This net decrease is composed of (1) a decrease of approximately $1.5 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002, (2) an increase of $0.5 million associated with management services and related contracts with MIIX Advantage, which commenced insurance operations on September 1, 2002 and (3) a net decrease of approximately $0.2 million attributable to other non-insurance business activity. The Company sold substantially all of the assets of its leasing operations at an approximate net book value of $5.5 million.

LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE). The provision for losses and LAE increased $18.4 million, or 13.2%, to $157.5 million for the nine months ended September 30, 2002 from $139.1 million for the nine months ended September 30, 2001. The provision for losses and LAE is net of ceded losses and LAE of $50.5 million and $30.3 million for the nine months ended September 30, 2002 and 2001, respectively.

Through the nine months ended September 30, 2002, reserve adjustments have been made to maintain the loss and LAE reserve at management's best estimate levels. The reserve adjustments recorded for the three months ending September 30, 2002, follow from an internal study conducted by the Company. Loss and loss adjustment expense reserves for the quarter ended September 30, 2002 included a net increase to direct and assumed loss and allocated loss adjustment expense (ALAE) reserves of $30.7 million and a net decrease to unallocated loss adjustment expense (ULAE) reserves of $24.1 million. Ceded loss and ALAE reserves were increased by $11.2 million. Adjustments to direct and assumed loss and ALAE reserves included a net increase in Pennsylvania hospital reserves of $23.5 million, a net decrease in Pennsylvania physician reserves of $9.5 million, a net decrease in New Jersey physician reserves of $0.8 million, and a net increase in reserves held on all other business, written primarily in Texas and Ohio, of $17.5 million. The net adjustment primarily reflects adverse severity trends, particularly with respect to Pennsylvania hospital claims, somewhat offset by better than expected activity in the 2002 accident year. The net adjustment to ULAE reserves primarily reflects the greater level of claims activity associated with claims made business written in recent years. Claims made business generally has a shorter development tail than occurrence policies, so the duration of anticipated future claim handling activity, and claim activity costs per dollar of indemnity payment, has diminished.

For the three months ending March 31, 2002, the Company strengthened loss reserves based on updated actuarial information, which became available as of March 31, 2002. The Company recorded a $29.5 million net adjustment to loss and LAE expenses as of March 31, 2002. Prior year gross and ceded loss and LAE reserves were increased by $54.5 million and $25.0 million, respectively. The strengthening in prior year gross loss and LAE reserves consists of $31.3 million attributable to physician business written by LP&C for the coverage years of 1998-2001, $31.3 million related to New Jersey physicians primarily for business earned during 1994-1996, and other increases of $8.0 million relating primarily to Pennsylvania institutional business for the 1999-2001 coverage years. These increases were partly offset by reductions in prior year gross loss and LAE reserves of $9.5 million related to Pennsylvania physician business earned primarily during 1998 and 1999 and $6.6 million related to New Jersey physician business earned during 2001, reflecting the Company's recent improvements in underwriting, risk selection and pricing disciplines.

During the nine months ended September 30, 2001, reserve adjustments were made to maintain loss and LAE expense reserves at Company best estimate levels. These adjustments resulted in recognition of additional losses on prior accident years, primarily resulting from further increases in loss severity observed during the third quarter of 2001, as well as a reduction in loss frequency and projected overall losses primarily associated with business written since 1999. Direct and assumed loss and LAE reserves held on prior accident years were increased by approximately $10.8 million and ceded loss and LAE reserves were increased $14.2 million.

UNDERWRITING EXPENSES. Underwriting expenses decreased $4.7 million, or 14.8%, to $27.4 million for the nine months ended September 30, 2002, from $32.1 million for the nine months ended September 30, 2001. This decrease is primarily due to the effects of discontinued insurance operations, with reduced commissions, premium taxes and a reduction in compensation and benefits resulting from downsizing actions taken during the nine months ended September 30, 2002. In addition, underwriting expenses in the third quarter of 2001 included $0.4 million in one-time severance charges. The ratio of underwriting expense to net premiums earned increased to 24.9% for the nine months ended September 30, 2002 from 22.8% for the same period in 2001. This increase primarily resulted from lower net earned premiums and was impacted by additional ceded premiums of $17.6 million associated with the loss reserve adjustments during the first and third quarters of 2002. The ratio of underwriting expenses to net premiums earned excluding the impact of the additional ceded premiums was 21.4% for the nine months ended September 30, 2002.

FUNDS HELD CHARGES. Funds held charges increased $13.2 million, or 71.2%, to $31.8 million for the nine months ended September 30, 2002, from $18.6 million for the nine months ended September 30, 2001. This increase is primarily attributable to an increase of $12.2 million resulting from changes made to ceded loss and LAE reserves recorded during the first and third quarters of 2002. During the nine months ended September 30, 2001, funds held charges increased $1.3 million associated with prior year loss and LAE reserve adjustments. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

RESTRUCTURING CHARGE. The Company announced, in March, 2002, its intention to place all operations of LP&C into run-off and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis. No such event occurred during the nine months ended September 30, 2001.

OTHER EXPENSES. Other expenses decreased $0.3 million, or 12.2%, to $2.3 million for the nine months ended September 30, 2002, from $2.6 million for the same period last year. This net decrease is primarily due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002, offset by increased costs resulting from management services provided to MIIX Advantage, which commenced insurance operations on September 1, 2002.

INCOME TAX PROVISION (BENEFIT). Income taxes decreased approximately $17.8 million to a tax benefit of $11.4 million for the nine months ended September 30, 2002, resulting in an effective tax rate of (19.1)%, compared to a tax expense of $6.4 million and an effective tax rate of 28.6% for the same period in 2001. The tax benefit resulted from the recognition of a net operating loss carryback due to a tax law change enacted during 2002. The Company had previously recognized a valuation allowance on its net deferred tax asset at December 31, 2001.

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

NET INCOME (LOSS). Net loss was $50.6 million for the nine months ended September 30, 2002, a decrease of $61.4 million, or 568.9%, from a net income of $10.8 million for the nine months ended September 30, 2001 attributable to the reasons discussed above. Excluding the cumulative effect of the accounting change associated with adoption of SFAS 142, net loss was $48.2 million for the nine months ended September 30, 2002.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $1,088.0 million at September 30, 2002 and $1,230.1 million at December 31, 2001. The net decrease of $142.1 million largely resulted from disposals of fixed-maturity investments to meet accelerating claims activity partly offset by a net increase in investment market values.

Fixed-maturity investments available for sale at fair value, including short-term investments, were $1,080.3 million, or 99.4% of the investment portfolio of the Company, as of September 30, 2002. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by an independent rating agency, while the total portfolio effective duration (excluding short-term investments) was 4.47 years.

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE TREATIES. Gross unpaid losses and LAE were $1,129.8 million at September 30, 2002 and $1,197.0 million at December 31, 2001. The net decrease in unpaid losses and LAE reserves is primarily attributable to claims paid activity, partly offset by adjustments to maintain loss and LAE reserves at management's best estimate levels. Reinsurance recoverable on unpaid losses and LAE was $445.7 million at September 30, 2002 and $463.3 million at December 31, 2001. The net decrease in reinsurance recoverable is primarily attributable to increases in ceded loss and LAE collection from reinsurers offset by increases in ceded loss and LAE reserves resulting from increases to gross loss and LAE reserves. Substantially all of the reinsurance recoverables at September 30, 2002 are collateralized by the funds held under reinsurance treaties and letters of credit.

EQUITY. Total equity was $101.3 million at September 30, 2002 and $131.5 million at December 31, 2001. The net decrease of $30.2 million consisted of a net loss of $50.6 million, change in unrealized net appreciation of investments of $19.3 million and $1.1 million resulting in treasury stock activity associated with net stock purchase and loan, of which $143,000 related to exercising of stock options and $1.0 million resulted from the tendering of shares of The MIIX Group common stock and a reduction in the stock purchase and loan balance.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not deemed adequate in relation to its outstanding liabilities and adequate to meet its financial needs, or the insurer is determined to be in a hazardous financial condition. The Company's other insurance subsidiaries are organized and subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by the Company's other insurance subsidiaries without prior approval of the applicable insurance department. During the first quarter of 2002, the New Jersey Department of Banking and Insurance approved a $2.1 million dividend payment from MIIX to the MIIX Group. However, the MIIX Group does not expect that MIIX will have the ability to declare and pay dividends to the MIIX Group to meet its operating needs, except to the extent that the New Jersey Department of Banking and Insurance specifically approves dividend payments in the future.

On May 3, 2002 and on May 10, 2002, the Company's business plan, which provides for MIIX and LP&C to be placed in voluntary solvent run-off, was approved by the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance, respectively. MIIX and LP&C ceased writing business in all states in accordance with each state's specific withdrawal requirements. As a result, the Company expects that cash flow from operations in the future will continue to be negative, as payments of outstanding claims and expenses exceed its revenues, primarily that are attributable to investment income. The Company also withdrew MIIX and LP&C from the interactive rating process with A.M. Best. At the time of the withdrawal, the companies were rated C+. The Company received approval from the New Jersey Department of Banking and Insurance for the formation and capitalization of a physician-supported insurance company, MIIX Advantage, that focuses on insuring New Jersey physicians. MIIX Advantage began writing insurance policies on September 1, 2002. The Company entered into a management contract and other financial arrangements with the new company. The revenues from these agreements and investment income will be the Company's only source of revenues in the foreseeable future as it seeks to grow its related consulting business by providing similar services to self-funded entities and other health care provider owned insurers.

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

The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow used by operating activities were approximately $138.8 million and $34.7 million for the nine months ended September 30, 2002 and 2001, respectively, and $23.6 million for the year ended 2001. The decrease in cash flow during this period was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of a few higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium offset, in part, by a federal income tax refund and proceeds from the sale of substantially all of the assets of Hamilton National Leasing Corporation. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year.

Because the Company ceased writing insurance policies, cash flow is expected to decrease substantially. The Company's cash flow could be further impacted adversely if it becomes subject to mandatory control. See "Risks and Uncertainties."

The Company investments consist primarily of fixed-maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company currently plans to continue this strategy. At September 30, 2002, the portfolio has an average credit quality of "AA+," an average duration of 3.5 years, and an annualized yield of 5.5%.

At September 30, 2002, the Company held collateral of $331.4 million and $374.2 million at December 31, 2001, in the form of funds held and $166.5 million at September 30, 2002 and December 31, 2001 in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

During 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from our insurance company subsidiaries, which are subject to regulatory approval, and general business conditions. Payment of dividends is also subject to approval by the Board of Directors. The Company does not expect to pay dividends for the foreseeable future.

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its common stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. No stock was repurchased under the stock repurchase program during 2001 or during the nine months ended September 30, 2002. We do not expect to repurchase any additional common stock under this program.

During 2001, The MIIX Group repurchased 84,178 shares at a value of approximately $0.7 million related to the resignation of a former executive officer of the Company. During the nine-month period ended September 30, 2002, certain current and former officers tendered 110,061 shares in the aggregate of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreements. These tenders reduced the stock purchase and loan balances of the officers by approximately $1.4 million in the aggregate. All transactions were recorded at the fair market value of the MIIX Group common stock on the effective date of the respective transactions.

RISKS AND UNCERTAINTIES

As a result of the events described above under the caption "Recent Developments," the Company is subject to a number of risks and uncertainties. Some of the most obvious are the following:

RISK OF MANDATORY CONTROL. If the Company's capital or surplus amounts fall below the thresholds established under New Jersey insurance laws, MIIX may be unable to avoid mandatory control. We have previously announced that the risk-based capital level of MIIX is below the authorized control level but above the mandatory control level. Many events could result in MIIX being placed under mandatory control, including net losses and LAE reserve adjustment, a deterioration in the Company's investment portfolio and an adverse outcome of the Death Benefit Plan Litigation referenced in Item 1 of Part II of this
Form 10-Q.

Should MIIX be subjected to mandatory control, the New Jersey Department of Banking and Insurance would have the authority to, among other things: replace the Company's management with Department appointees; liquidate MIIX; sell MIIX; and/or restructure the Company's internal operations. The impact of any such decisions by the Department of Banking and Insurance cannot be predicted. If MIIX's assets are sold or liquidated by the Department, shareholders would likely receive little if any value from the sale or liquidation.

RISKS IN CLAIMS EXPERIENCE. The Company currently anticipates that its assets will be sufficient to discharge its liabilities. While this anticipation is based upon actuarial projections, loss and LAE reserves are estimates of future events whose outcomes are unknown at the current time. The inherent uncertainty associated with estimating loss and LAE reserves may lead to actual results that differ, perhaps materially, from our projections. Should the Company experience worse than anticipated losses, it is highly likely that MIIX and LP&C would become subject to mandatory control. It is possible that the Company will see some acceleration of claims in connection with the run-off of MIIX. Should this acceleration become substantial, even favorable settlements could result in short-term adjustments to the Company's loss and LAE reserves, which would cause it to fall under mandatory control.

LIMITED INCOME FROM OPERATIONS. MIIX ceased writing insurance on September 1, 2002, except where required by law. Because of the resultant decrease in premium income, the Company's revenues will be limited. While the Company intends to seek management contracts with other insurance entities and/or to establish itself as a third-party administrator of professional liability contracts, no assurances can be given that it will be able to do so. In consequence, the Company's revenues will be largely limited to investment income and income from various contractual arrangements with MIIX Advantage. No assurances can be given that these revenues will be adequate to support the Company's operations or to permit it to avoid mandatory control.

INVESTMENT RISK. A significant portion of the Company's assets are invested in fixed-maturity investments. The Company manages its portfolio through three separate investment advisers and an investment consultant who supervises the advisers on a day-to-day basis. Thus, the Company is exposed to all of the risks of the capital markets, which have been substantial in recent periods because of the general deterioration of those markets as well as increasing volatility in particular sectors. In response to these developments, the Company is seeking to modify its investment portfolio so as to reduce the level of risk to which it is exposed. In the process of this modification, the Company may liquidate securities, sometimes at a loss. Furthermore, the movement of the Company's investments from instruments believed to be more risky to those believed to be less risky may result in a reduction of the Company's return on investments. Even if the Company is able to manage its claims portfolio successfully, deterioration in the Company's investment portfolio or losses incurred in liquidating the portfolio not offset by gains, could result in the Company being subjected to mandatory control.

DELISTING OF COMMON STOCK. The NYSE may delist the Company's common stock. On July 19, 2002, the NYSE notified the Company that its stock price and market capitalization were below NYSE listing standards, and asked the Company to respond within 45 days with a business plan that demonstrates compliance with continued listing standards within 18 months. The Company submitted a plan which the NYSE reviewed and accepted as demonstrating compliance with continued listing shareholders. The Company will continue to be listed but remains subject to NYSE oversight for approximately 18 months. Any future adverse development affecting the Company's plan or a deterioration in the Company's stock price may result in delisting. If the Company's stock is delisted, it will become more difficult for shareholders to sell their stock.

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

The Company's investment portfolio at September 30, 2002 is primarily composed of fixed-maturity securities, consisting of 77.0% of total investments at market value. U.S. government and tax-exempt bonds represent 10.7%, corporate bonds represent 30.2% and mortgage backed and asset backed securities represent 36.1% of fixed-maturity investments. Short-term investments represent 22.4% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.6%.

At September 30, 2002, the Company had net after-tax unrealized gains on its fixed-maturity investment portfolio of $13.6 million. The deferred tax asset on this amount of $4.8 million is fully offset by a deferred tax valuation allowance. The net after-tax unrealized gains of $13.6 million on the fixed-maturity portfolio represented 15.3% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 2001, the Company had net after-tax unrealized losses on its fixed-maturity investment portfolio of $6.6 million, which included a deferred tax valuation allowance of $2.3 million.

Management does not expect that significant unrealized losses will be realized on the fixed-maturity portfolio given the credit quality of the portfolio at September 30, 2002 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize any mismatching. The goal of effective asset liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

The Company also holds a portfolio of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At September 30, 2002, the cost and fair value of equity investments was $7.4 million and $6.2 million, respectively, compared to $7.1 million and $6.6 million at December 31, 2001, respectively. The net after-tax unrealized loss of $1.2 million on the equity portfolio represented 1.4% of total stockholders' equity gross of net after-tax unrealized losses on investments.

There have been no material changes to the Company's financial market risks since December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, and with the participation of management, The MIIX Group's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports The MIIX Group files under Section 15(d) of the Securities Exchange Act.

There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

DEATH BENEFIT PLAN

In October 1999, a former Underwriter Board member filed an action in the Superior Court of New Jersey against the Medical Inter-Insurance Exchange of New Jersey, the Underwriter, The MIIX Group and Daniel Goldberg, seeking damages arising out of the unanimous decision of the Exchange and Underwriter Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company is appealing this decision. Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, were filed in the Superior Court of New Jersey against the Company on November 7, 2000 and December 11, 2001. These actions have been stayed pending the outcome of the appeal in the first action. The Company and external counsel believe that the Company will be successful on appeal.

The Company may be a party to litigation from time to time in the ordinary course of business. Management believes that the Company is not currently a party to any litigation which may have a material adverse effect on the Company.

Reference is made to Item 3: Legal Proceedings, described in The MIIX Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                10.71+ Severance Agreement between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Stewart J. Gerson dated July 3, 2002 (incorporated by reference to Exhibit 10.71 filed with the registrant's Form 10-Q for the period ended June 30, 2002 and filed with the Securities and Exchange Commission on August 14, 2002).

                10.72* Combined Quota Share and Aggregate Excess of Loss Reinsurance Agreement made and entered into by and between MIIX Insurance Company and Hannover Reinsurance (Ireland) Limited/ E + S Reinsurance (Ireland) Limited.

                10.73* Commutation and Release Agreement by and between Health Care Indemnity, Inc. and Lawrenceville Property & Casualty Company and MIIX Insurance Company.

                10.74*+ Employment Agreement between and among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Allen G. Sugerman dated October 16, 2002.

                  15*      Acknowledgement of Independent Accountant.


                  *  Filed herewith.
                  + Represents a management contract or compensatory plan or arrangement.

           b.     Reports on Form 8-K

                  A current report on Form 8-K, dated August 28, 2002, was filed by the Company reporting that the Company and certain of its affiliates entered into a series of contracts with MIIX Advantage Holdings, Inc. ("MAHI") and MIIX Advantage Insurance Company of New Jersey ("MANJ"), relating to, among other things, the transfer of policy renewal rights to MANJ and the use of the "MIIX" name and associated marks by MAHI and MANJ.

                  A current report on Form 8-K, dated November 14, 2002, was filed by the Company to provide Financial Supplements and certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE MIIX GROUP, INCORPORATED


                                By:      /s/ Patricia A. Costante
                                   ---------------------------------------
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)


                                By:      /s/ Allen G. Sugerman
                                   ----------------------------------------
                                   Interim Chief Financial Officer
                                   (principal financial and accounting officer)


                                Dated:   November 14, 2002

                              CERTIFICATION OF THE
                             CHIEF EXECUTIVE OFFICER


I, Patricia A. Costante, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The MIIX Group, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                            /s/ Patricia A. Costante
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

                              CERTIFICATION OF THE
                             CHIEF FINANCIAL OFFICER


I, Allen G. Sugerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The MIIX Group, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                /s/ Allen G. Sugerman
                                                --------------------------------
                                                Interim Chief Financial Officer