Form 10-K
period 2002-12-31
MIIX GROUP INC
filed 2003-03-31
CIK 1064063

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            (Mark One)

               |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

               |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 YES |X|  NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES |_|  NO |X|

      The aggregate market value on June 30, 2002 of the voting stock held by non-affiliates of the registrant was $11,161,031.

      As of March 21, 2003, the number of outstanding shares of the Registrant's Common Stock was 14,564,143.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2003 ("Proxy Statement") are incorporated by reference in Part III.

THE MIIX GROUP, INCORPORATED
2002 FORM 10-K
TABLE OF CONTENTS

PART I.................................................................................2

ITEM 1.  BUSINESS......................................................................2
ITEM 2.  PROPERTIES...................................................................27
ITEM 3.  LEGAL PROCEEDINGS............................................................28
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................29

PART II...............................................................................29

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........29
ITEM 6.  SELECTED FINANCIAL DATA......................................................30
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.....................................................32
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................46
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................46
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.........................................................46

PART III .............................................................................46

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................46
ITEM 11. EXECUTIVE COMPENSATION.......................................................46
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............46
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................47
ITEM 14. CONTROLS AND PROCEDURES......................................................47

PART IV  .............................................................................47

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............47

SIGNATURES ...........................................................................54

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES..........................................F-1

                           FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In particular, the success of the Company's business plan is subject to the Company's continuing ability to avoid liquidation or rehabilitation of its New Jersey insurance subsidiary. Other risks and uncertainties include, but are not limited to, the Company having sufficient liquidity and working capital, the Company's ability to diversify its product lines, the continued adequacy of the Company's loss and loss adjustment expense ("LAE") reserves, the Company's avoidance of any material loss on collection of reinsurance recoverables, the loss of MIIX Advantage Insurance Company of New Jersey ("MIIX Advantage") as a customer, continued or increased loss severity in the insurance industry generally and among its insureds in particular, general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets and its effects on the investment portfolios of its insurance subsidiaries, judicial decisions and rulings, changes in domestic and foreign laws, regulations and taxes, effects of acquisitions and divestitures, and various other factors. These and other risks and uncertainties are discussed in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties." The words "believe," "expect," "anticipate," "project," and similar expressions identify forward-looking statements. The Company's expectations regarding future values expected or believed to be realized through the implementation of its current business plan, including through the management of the runoff of its insurance business and business arrangements with MIIX Advantage, earnings, initiatives, underwriting, cost controls, adequacy of loss and LAE reserves, and realizing shareholder value depend on a variety of factors, including economic, competitive, market, legal and regulatory conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

The MIIX Group, Incorporated ("The MIIX Group") was organized as a Delaware corporation in October 1997 and is the parent company of a group of insurance and insurance-related subsidiaries conducting business principally in New Jersey. The MIIX Group began operating as a publicly traded company on July 30, 1999. On August 4, 1999, the reorganization of Medical Inter-Insurance Exchange of New Jersey (the "Exchange") was consummated according to a Plan of Reorganization. The Exchange was originally organized as a New Jersey reciprocal insurance exchange in 1977. The Plan of Reorganization included several key components, including: formation of The MIIX Group to be the ultimate parent; the transfer of assets and liabilities held by the Exchange to MIIX Insurance Company ("MIIX"), formed for that purpose; acquisition of New Jersey State Medical Underwriters, Inc. and its wholly owned subsidiaries ("Underwriters"); distribution of shares of common stock of The MIIX Group and/or cash to current and former members of the Exchange ("Distributees") as defined in the Plan of Reorganization; and dissolution of the Exchange. In connection with the reorganization, 11,854,033 shares of The MIIX Group Common Stock were issued to Distributees and 814,815 shares of The MIIX Group Common Stock were issued to the Medical Society of New Jersey, plus $100,000 in cash, in exchange for all Common Stock of Underwriters. The MIIX Group sold three million shares of its Common Stock in an underwritten public offering ("the Offering") that closed on August 4, 1999. Of the offered shares, 90,000 were reserved for sale and subsequently sold to officers and employees of the Company. On August 11, 1999 an additional 450,000 shares were sold to underwriters of the Offering pursuant to an over-allotment option contained in the offering underwriting agreement. The Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "MHU."

State laws regulate the process of soliciting insurance, the underwriting of insurance, the rates charged, the nature of insurance products sold, the financial accounting methods of the insurer, the amount of money required to be maintained by the insurer to guard against insolvency and many other aspects of the day-to-day operations of the Company. See "Business -- Regulation."

For purposes of this Annual Report on Form 10-K, the "Company" refers at all times prior to August, 4, 1999, the effective date of the Reorganization, to the Exchange and its subsidiaries, collectively, and at all times on or after such effective date, to The MIIX Group and its subsidiaries, collectively; the term "The MIIX Group" refers at all times to The MIIX Group, Incorporated, excluding its subsidiaries. "MIIX" refers to MIIX Insurance Company.

The Company's business is subject to a number of business risks and uncertainties, including the following:

o The New Jersey Insurance Commissioner has the authority to place MIIX in supervision, rehabilitation or liquidation.
o If the Company establishes inadequate loss and LAE reserves, the Company may face further regulatory action, including supervision, rehabilitation or liquidation of MIIX.
o Indemnity payments in medical professional liability cases are rising and there is a risk that a very high jury award could be rendered against the Company.
o The volatility of the capital markets may erode the value of the Company's investment portfolio.
o The Company's reinsurance coverage could be impacted by continued operating losses or additional loss and allocated LAE adjustments.
o     The Company's common stock may be delisted from the New York Stock
      Exchange.
o The Company may not receive approval from the New Jersey Insurance Commissioner to diversify its business.
o The Company may not be able to retain the key employees necessary to operate.
o     The Company may not be able to maintain adequate cash flow and liquidity.
o The Company is subject to litigation that could have a material adverse effect on its financial condition.

These risks and uncertainties are discussed in more detail below under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

OVERVIEW

Medical professional liability insurance, also known as medical malpractice insurance, insures the physician, other medical professionals or health care institutions against liabilities arising from the rendering of, or failure to render, medical professional services. Under the typical medical professional liability policy, the insurer also is obligated to defend the insured against alleged claims.

Based on direct premiums written in 2001, the Company was a leading provider of medical professional liability insurance in New Jersey and was ranked 11th among medical professional liability insurers in the United States. In 2002, the Company insured approximately 5,000 physicians and other medical professionals who practice alone, in medical groups, clinics or in other health care organizations. The Company also insured more than 23 hospitals, extended care facilities and other health care organizations. The Company's business had historically been concentrated in New Jersey but expanded to other states from 1991 to 2000. In 2002, the Company wrote policies in 24 states and the District of Columbia. In 2002, approximately 21% of the Company's total direct premiums written were generated outside of New Jersey, compared to 51% in 2001 and 49% in 2000. In addition to servicing current policyholders and processing claims, the Company, to a small degree, also offered complementary insurance products to its insureds and operated other fee-based consulting and service businesses.

In 2001, total medical professional liability direct premiums written in the United States were approximately $7.3 billion, according to data compiled by A.M. Best, an insurance rating agency, and in New Jersey were approximately $322.2 million, according to data compiled by OneSource Information Services, Inc. ("OneSource"), an online data service. The Company's market share of such direct premiums written was 3.1% in the United States according to data compiled by A.M. Best and 35.0% in New Jersey according to data compiled by OneSource. In 2002, medical malpractice insurance accounted for approximately 99.5% of the Company's direct premiums written.

The Company had total revenues and a net loss of $165.0 million and $116.0 million, respectively, in 2002, total revenues and a net loss of $233.3 million and $157.6 million, respectively, in 2001 and total revenues and net loss of $272.5 million and $36.5 million, respectively, in 2000. As of December 31, 2002, the Company had total assets of $1.6 billion and total shareholders' equity of $41.3 million.

RECENT DEVELOPMENTS

The Company was subjected to a number of adverse developments during fiscal 2002 as a result of unexpected and unprecedented increases in loss severity during fiscal 2002, 2001 and 2000 related to prior years' business.

In each of the last three years, unexpected loss experience has caused the Company to make large increases in its loss reserves. If this trend continues, the Company may have to increase loss reserves further, which could have a material adverse impact on the Company. See "Business - Loss and LAE Reserves," "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties -- If The Company Establishes Inadequate Loss and LAE Reserves, The Company May Face Regulatory Action, Including Supervision, Rehabilitation or Liquidation of MIIX" and "Indemnity Payments in Medical Professional Liability Cases are Rising and There is a Risk that a Very High Jury Award Could Be Rendered Against the Company."

As a result of the net losses reported in 2001, the Risk Based Capital ("RBC") of two of the Company's operating subsidiaries, MIIX and Lawrenceville Property and Casualty Company ("LP&C"), fell below the standards adopted by the National Association of Insurance Commissioners ("NAIC"). Both companies triggered RBC events requiring the filing of a corrective action plan with each state of domicile. As a result, both companies entered solvent runoff.

After ceasing to write new insurance policies in 2002, the Company's business consisted principally of managing the runoff of existing claims, managing the Company's investment portfolio, and managing the operations of a newly formed New Jersey insurance company, MIIX Advantage. In addition, the Company closed its regional offices in Dallas and Indianapolis, as well as announced current and planned future reductions in personnel and related expenses associated with these discontinued operations, in its Lawrenceville home office. See "Business -- Employees."

At December 31, 2002, MIIX's RBC was $18.7 million, which is below the Mandatory Control Level, and therefore triggered another RBC event). At this level, the Insurance Commissioner of the New Jersey Department of Banking and Insurance is authorized to place MIIX in supervision, rehabilitation or liquidation. Insurance regulations permit the Insurance Commissioner to allow an insurer, like MIIX, that is writing no new insurance policies and which is running off its existing insurance policies, to continue its runoff under the supervision of the Commissioner, however, no assurance can be given that the Commissioner will allow MIIX to continue to runoff its business. MIIX has requested approval from the New Jersey Department of Banking and Insurance to discount loss and LAE reserves and to merge LP&C into MIIX as of December 31, 2002. Similarly, LP&C has requested approval from the Virginia Bureau of Insurance to merge LP&C into MIIX. Pending a decision on these requests, the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance have granted each company extensions to file their respective annual statutory financial statements.

MIIX's RBC level will not be impacted by the ability to discount loss and LAE reserves as the NAIC standards do not permit discounting of loss and LAE reserves to be taken into account in the determination of RBC. Discounting of reserves will facilitate the New Jersey Department of Banking and Insurance's ability to assess the continued viability of MIIX on a basis that recognizes the long payout period of claims and matches investments and loss and LAE reserves on a comparable economic basis. The merger will result in combining the statutory surplus of MIIX and LP&C for purposes of determining MIIX's RBC. If the Virginia and New Jersey regulatory authorities permit the merger, LP&C's RBC could be included in the final determination of MIIX's RBC. At December 31, 2002, LP&C's RBC was $23.7 million, at approximately 276% of Authorized Control Level ($8.6 million), which is above the acceptable level under RBC rules. The Company cannot provide assurance that the New Jersey and Virginia regulatory authorities will grant MIIX's and LP&C's requests to discount loss and LAE reserves or to merge LP&C into MIIX. See "Business - Regulation -- Risk Based Capital."

On February 21, 2002, A.M. Best lowered the Company's rating to B- (Fair) with a negative outlook from A- (Excellent) following the Company's announcement that it would strengthen reserves at December 31, 2001. On March 22, 2002, A.M. Best again lowered the rating of the Company to C+ (Marginal) from B- (Fair). This rating action reflected A.M. Best's view concerning the Company's weakened capitalization and the potential negative impact of further adverse loss reserve development. During the second quarter of 2002, the Company withdrew from A.M. Best's interactive rating system. . See "Business - Regulation - A.M. Best Ratings" and "Business - Loss and LAE Reserves."

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs. The credit facility, which terminated May 17, 2002, had a fixed interest rate of 8.0% per annum. The Company had pledged 100% of MIIX stock as collateral under the credit facility. As of May 17, 2002, the Company had borrowed approximately $9.1 million against the credit facility, which was included in notes payable and other borrowings on the consolidated balance sheet, and incurred interest expense on the loan of approximately $286,000 during 2002. As of May 17, 2002, the Company had fixed-maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. A former CEO of the Company is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above were as fair to the Company as could have been obtained from an unaffiliated third party. The Company, on May 23, 2002, repaid the $9.1 million loan balance largely with the proceeds from the sale of substantially all the net assets of Hamilton National Leasing Corporation ("HNL") and the credit facility was closed. The Company's $9.1 million fixed-maturity investments in Amboy National Bank matured and the funds were reinvested in short-term securities.

The Company was advised by the NYSE on July 19, 2002 that it no longer satisfied two of the applicable listing criteria and that its stock was subject to delisting. In response, the Company submitted a business plan to the NYSE and received the NYSE's approval of the plan. However, the Company remains subject to oversight by the NYSE for 18 months. In March 2003, the Company received a notice from the NYSE stating that it no longer satisfied one of the listing criteria and that its stock was subject to delisting. The Company is considered "below criteria" because its total market capitalization and stockholders' equity are below $50 million as of December 31, 2002. If the Company is unable to comply with these listing standards, its Common Stock will be delisted from the NYSE. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties -- The Company's Common Stock May be Delisted from the New York Stock Exchange."

On August 28, 2002, The MIIX Group, MIIX and Underwriters entered into a series of agreements with MIIX Advantage and its parent company, MIIX Advantage Holdings, Inc. ("MIIX Holdings") relating to the purchase by MIIX Advantage of insurance policy renewal rights from MIIX and the use of the "MIIX" name by both MIIX Advantage and MIIX Holdings. In addition, the Company, through Underwriters, also agreed to provide certain management services to MIIX Advantage and MIIX Holdings. See "Business Strategy -- Third Party Management Services."

The Report of Independent Auditors on the Company's 2002 financial statements contains a going concern emphasis paragraph, which primarily reflects the potential negative impact of further adverse loss reserve development, current regulatory limitations and any potential regulatory action by Insurance Departments having jurisdiction over the Company's insurance subsidiaries. See "Financial Statements - Report of Independent Auditors."

During 2002, the Company engaged financial advisors to assist it in obtaining offers for the Company's assets. No viable offers to make a significant investment in the Company or to purchase all of its Company were received. However, the Company continues to be interested in entertaining any and all offers by any interested parties for its assets and/or for investment in the Company.

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department of Banking and Insurance. The limitations include a requirement for approval by the New Jersey Department of Banking and Insurance prior to MIIX incurring new debt, paying dividends or investing in below investment grade assets. Upon completion of the annual statutory financial statements, it is probable that the New Jersey Department of

Banking and Insurance will initiate additional regulatory actions. See "Business -Regulation - Risk-Based Capital", "Business - Claims" and "Business - Business Strategy."

BUSINESS STRATEGY

Profitable Solvent Runoff. The Company's primary strategy is to manage its insurance operations as effectively, efficiently, and profitably as possible. Thus the Company is focused on servicing policyholders, processing claims and managing the investment portfolio. The Company believes that if the regulators operate the Company's runoff, they will focus primarily on protection of MIIX's policyholders, which may not benefit the Company's stockholders.

The results of runoff insurance operations will primarily be impacted by the trends in the legal and medical environments and the resultant impact on recorded loss and LAE reserves. Continuing adverse trends in loss severity in the Company's primary markets and the requirement to record additional loss and LAE reserve adjustments could have a material adverse impact on the ultimate profitability of the runoff. The Company has recorded over $1.1 billion of gross loss and LAE reserves at December 31, 2002. The Company cannot assure stockholders that it will be permitted by the New Jersey Insurance Commissioner to manage the runoff of the insurance operations of MIIX. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties -- The New Jersey Insurance Commissioner Currently Has the Authority to Rehabilitate or Liquidate MIIX."

Third Party Management Services. In addition to managing the runoff through effective claim processing and investment portfolio management, the Company also entered into management services and other agreements with a recently formed New Jersey insurance company, MIIX Advantage. The agreements provide for the Company to manage the operations of MIIX Advantage, to earn revenue from insurance policy renewals in New Jersey and from the use of the MIIX name. The agreements with MIIX Advantage and MIIX Holdings include: (a) a Management Services Agreement, (b) a Non-Competition and Renewal Rights Agreement, (c) an Intellectual Property License Agreement, and (d) a Reimbursement Agreement. The material terms of the agreements are described below.

Pursuant to the Management Services Agreement, Underwriters will provide management and operational services to MIIX Advantage, including, but not limited to, executive and administrative services, premium collections, legal services, claims administration, underwriting services and various other value added services. The Management Services Agreement provides for an initial term of eight years, which may be extended for additional five-year terms. In exchange, MIIX Advantage agreed to pay Underwriters an amount equal to the direct costs incurred by Underwriters in providing the services, an allocated amount of overhead costs and an incentive payment based on the ratio of MIIX Advantage's operating expenses to premium revenues.

Pursuant to the Non-Competition and Renewal Rights Agreement, (i) the Company and its affiliates agreed not to compete with MIIX Advantage and MIIX Holdings in connection with its New Jersey physician insurance business, (ii) MIIX Advantage is permitted to issue insurance policies to MIIX's former policyholders after their current policies expire, and (iii) MIIX Advantage agreed not to engage in activities other than providing medical professional liability and associated general liability insurance to eligible New Jersey physicians. In exchange, MIIX Advantage agreed to pay to the Company a commission for each MIIX Advantage policy issued to a former policyholder of MIIX. The amount paid to the Company for each policy will be (i) ten percent (10%) of the gross written premiums received by MIIX Advantage, if no other commissions are payable by MIIX Advantage to an unaffiliated broker with respect to the policy, or (ii) three percent (3%) of the gross written premiums received by MIIX Advantage, if any other commissions are payable by MIIX Advantage to an unaffiliated broker. MIIX Advantage has agreed to use its best efforts to issue insurance policies to MIIX's former policyholders after their current policies expire.

Pursuant to the Intellectual Property License Agreement, MIIX Holdings, the parent of MIIX Advantage, and MIIX Advantage may use the "MIIX" name, associated service marks and certain other intangible assets of Underwriters (which holds the intellectual property assets of the Company), in connection with providing medical professional liability and associated general liability insurance to eligible New Jersey physicians.

MIIX Advantage paid an aggregate amount of $3.7 million under these agreements in 2002.

Pursuant to the Reimbursement Agreement, MIIX Advantage has agreed to reimburse MIIX for the organizational expenses of MIIX Advantage and MIIX Holdings paid by MIIX. Reimbursement is required in four payments over three years.

The Company intends to propose to the New Jersey Department of Banking and Insurance to expand its third party operations, including service and consulting arrangements with insurers and other health care providers. There is no assurance, however, that the Department will approve this proposal.

PRODUCT OFFERINGS

The Company no longer offers insurance policies in New Jersey as of September 1, 2002 and in all other states in accordance with each state's regulatory requirements. Prior to this time, the Company's core products included medical professional liability insurance for individual providers and medical groups on a claims made, "modified claims made" or occurrence basis.

In New Jersey, the Company offered physicians traditional occurrence coverage from 1977 through 1986 and offered a form of occurrence-like coverage, "modified claims made," from 1987 to August 31, 2002. The Company's modified claims made policy is called the Permanent Protection Plan (the "PPP"). Under the PPP, coverage is provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP included "tail coverage" for claims reported after the expiration of the policy for occurrences during the policy period. The premium for tail coverage was included as part of the annual premium, and the insured physician automatically received tail coverage when the policy was terminated for any reason. The automatic provision for tail coverage in effect results in occurrence-like coverage provided under the PPP.

In Pennsylvania, traditional occurrence coverage was primarily offered to physicians. In late 2001, the Company made the decision to no longer offer occurrence coverage to physicians in Pennsylvania because of the long loss emergence period under this coverage and the volatile litigation climate in Pennsylvania. Instead, the Company offered each renewing policy on a claims made basis. In other states, the Company issued policies primarily on a claims made coverage basis to physicians. Tail coverage was offered as an endorsement to those accounts written on a pure claims made basis to extend the period when losses could be reported to the Company. Additional premium was collected at the time such endorsement was purchased by the insured. The Company offered policy limits up to $5,000,000 per incident and $7,000,000 in the aggregate for individual physicians.

Substantially all of the Company's policies were offered for periods of one year, with renewal occurring on the anniversary date of the policy inception. In 2001, the Company began an "off-anniversary" initiative to move New Jersey business from a common January 1 renewal date to renewal dates more evenly spread throughout the year. Premiums were recorded as earned over the life of the policy period. The PPP policy provides occurrence-like coverage and, accordingly, the premiums were earned in the period the policy was written consistent with the recording of the expected ultimate loss and LAE reserves on an occurrence basis. A profile of the Company's direct premiums written is summarized in the table below.

                                                          For the Years Ended December 31,
                                       ------------------------------------------------------------------------
                                               2002                     2001                      2000
                                       ---------------------    ----------------------     --------------------
                                                                   (In thousands)
                                                     % of                      % of                      % of
                                          $          total         $           total          $         total
                                       ---------    --------    ---------     --------     --------     -------
Professional Liability Products
Occurrence/Occurrence-like             $ 72,383        75%      $123,331         54%       $126,323       60%

Claims Made                              23,317        24%       105,235         45%         83,427       39%

Other Products                              509         1%         2,984          1%          2,404        1%
                                       --------       ---       --------        ---        --------      ---

Direct Premiums Written                $ 96,209       100%      $231,550        100%       $212,154      100%
                                       ========       ===       ========        ===        ========      ===

MARKETING AND POLICYHOLDER SERVICES

The Company employed various strategies for marketing its products and providing policyholder services. In New Jersey, the Company marketed its products to physicians and physician groups principally through medical associations, referrals by existing policyholders, advertisements in medical journals, seminars on health care topics for physicians and direct mail solicitation. The Company's professional liability program had the endorsement of numerous medical associations. In addition to these direct marketing channels, the Company sold its products through independent brokers and agents who produced approximately 36% of the Company's direct premiums written in New Jersey.

Outside New Jersey, the Company marketed its products exclusively through independent brokers and agents. In 2002, 116 independent brokers and agents actively marketed the Company's products in 24 states and the District of Columbia and produced approximately 51% of the Company's direct premiums written. No national broker or regional agency accounted for more than 6% of the Company's year-end direct premiums written. Brokers and agents received market rate commissions and may have received other incentives based on the business they produced prior to 2002.

The Company also provided risk management services. In addition to supplementing the Company's marketing efforts, these services were designed to reduce potential loss exposures by educating policyholders on ways to improve medical practice and implement risk reduction measures. The Company conducted surveys for medical groups to review their practice procedures and to focus on specific areas in which concerns arise. The Company prepared reports that identify areas of the insured's medical practice that may need attention and provided recommendations to the policyholder. The Company also presented periodic seminars for medical societies and other groups to educate physicians on risk management techniques. These educational programs were designed to increase risk awareness and to reduce the risk of injury to patients and third parties.

UNDERWRITING

Subsequent to August 31, 2002 in New Jersey and in all other states in accordance with each state's specific nonrenewal requirements, underwriting activities were limited to issuance of endorsements and tail coverage on existing policies. Prior to that time, the Company maintained all underwriting authority at its home office.

The Company followed consistent and strict procedures with respect to the issuance of all professional liability insurance policies. Individual providers were required to submit an application for coverage along with supporting claims history and proof of licensure. The individual provider applications included information regarding the medical training, current practice and claims history of the applicant. Large groups were required to submit an application for coverage, hard copies of loss runs, proof of accreditation, financial statements, copies of contracts with medical providers, information on employed professionals and other information. An account analysis form was completed for each submission and, if coverage was approved, the coverage recommendation and the pricing methodology was added.

Risk management surveys were generally performed prior to quoting a large account to ascertain the insurability of the risk. All written accounts were referred to the Risk Management Department to schedule risk management services. Representatives from the Risk Management Department met with the insureds to develop programs to control and reduce risk.

The Underwriting Department met periodically with the Underwriting Committee of the Company to review the guidelines for premium surcharges, cancellations and nonrenewals, any candidates for cancellation or nonrenewal and all large accounts to be quoted. The Underwriting Committee was composed of senior officers of the Company. The Company maintained quality control through periodic audits at the underwriting and processing levels.

PRICING

The Company established, through its underwriting and actuarial staff, rates and rating classifications for its insureds based on loss and LAE experience it had developed and on other relevant information. The Company had various rating classifications based on practice location, medical specialty and other factors. The Company established its pricing for large groups based on recognized actuarial techniques to analyze the experience of these insureds. With the exception of endorsements and tail coverage, as of September 1, 2002, the Company no longer prices insurance policies for its insurance subsidiaries.

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

The claims operation is assisted in its efforts by a technical unit, which is responsible for training and educating the claims staff. The technical unit manages the Company's relationship with defense counsel and helps control ALAE associated with claims administration. The unit also is responsible for tracking developments in case law and coordinating mass tort litigation.

A major resource for the Company's claims function is its database built over a 20-plus-year period. The database provides comprehensive details on each claim, from incident to resolution, coupled with a document file relating to each claim. The database enables the Company's claims professionals to analyze trends in claims by specialty, type of injury, precipitating causes, frequency and severity, plaintiffs' counsel, expert witnesses and other factors. The Company also uses the data to identify and analyze trends.

LOSS AND LAE RESERVES

The Company ceased writing medical malpractice insurance policies in New Jersey as of September 1, 2002 and in all other states in accordance with each state's specific requirements. The discussion below pertains to the loss and LAE reserves of the Company's insurance business which is currently in runoff.

Loss reserves recorded by the Company include estimates of amounts owed for losses and for LAE. LAE consists of two types of costs, ALAE and unallocated loss adjustment expenses ("ULAE"). ALAE are settlement costs that can be allocated to a specific claim such as attorney fees and court costs. ULAE consists of costs that are general in nature and cannot be allocated to any specific claim, primarily including salaries and overhead associated with the Company's Claims Department. ULAE reserves recorded by the Company represent management's best estimate of the internal costs necessary to settle all incurred claims, including incurred but not reported ("IBNR") claims.

The determination of loss and LAE reserves involves the projection of ultimate losses through quarterly actuarial analyses. Included in the Company's claims history are losses and LAE paid by the Company in prior periods, and case reserves for anticipated losses and ALAE developed by the Company's Claims Department as claims are reported and investigated. Management relies primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of aggregate reserves reported in the financial statements, including reserves for insured events of prior years, could have a material adverse effect on the Company's results of operations for the period in which the adjustments are made. Given the Company's current financial condition, any material increase in its loss reserves could result in the supervision, rehabilitation or liquidation of the Company.

There are significant inherent uncertainties in estimating ultimate losses in the casualty insurance business. The uncertainties are even greater for companies writing long-tail casualty insurance, such as medical malpractice insurance, and in particular the occurrence or occurrence-like coverages that make up a substantial portion of the Company's current reserves. These additional uncertainties are due primarily to the longer period of time during which an insured may seek coverage for a claim in respect of an occurrence or occurrence-like policy as opposed to a claims made policy. With the longer claim reporting and development period, reserves are more likely to be affected by, among other factors, changes in judicial liability standards and interpretation of insurance contracts, changes in the rate of inflation and changes in the propensities of individuals to file claims. This uncertainty is potentially great in a period of increasing loss severity, such as the present.

The Company offered traditional occurrence professional liability insurance coverage from 1977 through 1986 and offered a form of occurrence-like coverage, "modified claims made," from 1987 to August 31, 2002. The Company's modified claims made policy was the PPP. See "Business -- Product Offerings." Under the PPP, coverage was provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP included "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period, and thus was reserved on an occurrence basis. As displayed in the table below, loss and LAE reserves carried for PPP policies and traditional occurrence professional liability policies constituted approximately 65% of the gross loss and LAE reserves at December 31, 2002.

The following table provides a summary of gross loss and LAE reserves by policy type.

         Gross Loss and Loss Adjustment Expense Reserves by Policy Type
                                 (In thousands)

                                              Professional Liability
                              ---------------------------------------------------
                                Occurrence/        % of        Claims       % of                    % of       Total Gross
                              Occurrence-Like      Total        Made        Total       Other       Total        Reserves
                              ---------------      -----      --------      -----      -------      -----      -----------
Gross Reserves Held as of:
December 31, 2000                $850,040          74.4%      $282,127      24.7%      $10,363       0.9%      $1,142,530
December 31, 2001                 832,290          69.5%       357,495      29.9%        7,213       0.6%       1,196,998
December 31, 2002                 750,175          65.1%       395,774      34.4%        5,686       0.5%       1,151,635

As displayed in the above table, the proportion of the gross loss and LAE reserves held on claims made medical professional liability policies has grown from 24.7% of total gross loss and LAE reserves held at December 31, 2000 to 34.4% at December 31, 2002. This has primarily been the result of the Company's claims made policy form writings during 1997 through 2002. The Company ceased writing medical malpractice insurance policies in New Jersey as of September 1, 2002 and in all other states in accordance with each state's specific requirements. New Jersey physician business was primarily written under the occurrence-like PPP policy. The majority of policies sold in the Company's expansion states were claims made.

Since a significant portion of the Company's reserves are recorded on an occurrence basis, and given the long time that typically elapses between the coverage incident and the resolution of the claim, IBNR reserves have consistently represented a majority of the gross reserves recorded by the Company. The following table summarizes the components of gross loss and LAE reserves, including ULAE reserves, and indicates that IBNR reserves constitute a majority of gross reserves on a consistent basis:

          Components of Gross Loss and Loss Adjustment Expense Reserves
                                 (In thousands)

                                Loss and                   Loss and                                             Total
                                ALAE Case      % of        ALAE IBNR      % of          ULAE        % of        Gross
                                Reserves       Total       Reserves       Total       Reserves      Total      Reserves
                                ---------      ------      ---------      ------      --------      -----     ----------
Gross Reserves Held as of:
December 31, 2000                $411,939       36.1%       $689,431       60.3%      $41,160        3.6%     $1,142,530
December 31, 2001                 429,493       35.9%        719,268       60.1%       48,237        4.0%      1,196,998
December 31, 2002                 436,873       37.9%        696,287       60.5%       18,475        1.6%      1,151,635

The Company issued occurrence policies since 1977 and occurrence-like PPP policies since 1987. There is a significant lag in reporting of incidents or occurrences inherent in the medical malpractice insurance industry. As a result the Company continues to experience reported claims that are alleged to have occurred more than 20 years ago.

The following table illustrates the amount and percentage of gross loss and LAE reserves held by the Company at December 31, 2002 categorized by year.

        Gross Loss and Loss Adjustment Expense Reserves By Coverage Year
                             As of December 31, 2002
                                 (In thousands)

Coverage Year                                   Gross Reserves      % of Total
----------------------------------------------  --------------    ------------

1977-92.....................................    $     29,061           2.5%
1993........................................          10,354           0.9%
1994........................................          17,602           1.5%
1995........................................          25,516           2.2%
1996........................................          44,905           3.9%
1997........................................          77,139           6.7%
1998........................................         146,443          12.7%
1999........................................         205,049          17.8%
2000........................................         220,922          19.2%
2001........................................         226,679          19.7%
2002........................................         147,965          12.9%
                                                ------------         ------
Total Gross Reserves held by the Company....    $  1,151,635         100.0%
                                                ============         ======

As shown in the above tables, at December 31, 2002, approximately 65% of gross reserves are occurrence based; over 60% of gross reserves are IBNR reserves; and approximately 82% of gross reserves relate to the most recent five coverage years, which are the most immature (and therefore the most subject to variability) in terms of loss development.

The Company sets and adjusts financial statement loss and LAE reserves beginning with the claims adjudication process. Claims examiners establish case reserves by a process that includes extensive development and use of statistical information that allows for comparison of individual claim characteristics against historical patterns and emerging trends. This process also provides critical information for use in establishing the IBNR component of the financial statement reserves.

The determination of loss and LAE reserves involves the projection of ultimate loss and ALAE through various actuarial techniques, including:

o     Incurred Development Method
o     Bornhuetter-Ferguson Method
o     Frequency-Severity Method
o     ALAE-to-Indemnity Ratio Method
o     Audit Method

ULAE reserves are projected through a Paid-to-Paid Ratio Method.

A brief description of each of these follows:

o Incurred Development Method: Historical patterns of loss and ALAE emergence are observed and selections of period-to-period development factors are made to estimate the relative development within a Coverage Year from one maturity point to the next. These selected factors are applied to the latest reported incurred loss and ALAE amounts for each Coverage Year. This method is used mainly for relatively mature Coverage Years.
o Bornhuetter-Ferguson Method: This method relies on the assumption that the remaining unreported loss and ALAE amounts are a function of the total expected amounts rather than a function of the latest reported incurred loss and ALAE amounts. Expected future development amounts are added to current reported incurred loss and ALAE amounts for each Coverage Year. The expected future development amounts for each Coverage Year are derived by multiplying an a-priori expected ultimate loss and ALAE amount by the estimated percentage of ultimate loss and ALAE unreported, to date. This percentage is based on the factors selected within the Incurred Development Method. The a-priori expected ultimate loss and ALAE amount is derived via either of two approaches: (1) it is assumed to match the prior quarter's selected ultimate loss and ALAE amount; or (2) it is based upon a more-mature Coverage Year's selected ultimate loss and ALAE amount as a ratio to earned premium, the current Coverage Year's earned premium, and estimated effects of rate and mix-of-business differences between the more-mature and current Coverage Years. This method is used mainly for relatively immature Coverage Years.
o Frequency-Severity Method: Ultimate reported claim counts and ultimate average loss and ALAE per claim are projected separately, and then multiplied together. Ultimate claim counts are derived in a manner similar to the Incurred Development Method; however, the implied ultimate claim counts are analyzed as ratios to exposure level to achieve implied frequencies. Final frequencies are selected judgmentally and multiplied by the exposure measure to obtain final ultimate reported claim counts. Ultimate average loss and ALAE per claim are derived through curve-fitting techniques in which the a-priori parameters are the estimated ultimate reported claim counts and ultimate loss and ALAE amounts achieved via another method. Selected curve fits are extrapolated to more recent Coverage Years for which credible severity information may not yet exist. This method is used mainly for relatively immature Coverage Years.
o ALAE-to-Indemnity Ratio Method: This method is only used to estimate ultimate ALAE amounts when loss and ALAE are projected independently. Both ALAE and Indemnity amounts must have been projected to ultimate using other methodologies. Then ratios of (Ultimate ALAE)-to-(Ultimate Indemnity) are calculated for each Coverage Year, and appropriate ratios are judgmentally selected for each year. More mature Coverage Years serve as a basis for the selections in immature years. Then, the selected ratios are multiplied by the ultimate indemnity amounts. This method is used mainly for relatively immature Coverage Years.
o Audit Method: Claims personnel review individual claims and estimate their ultimate loss and ALAE amounts based on their specific characteristics. This method is mainly used for segments of the business with low frequency and high severity exposures.
o Paid-to-Paid Ratio Method: Historical ratios of (Paid ULAE)-to-(Paid Indemnity and ALAE) are calculated and serve as a basis for the judgmental selection of a corresponding ratio to be expected in the future. This ratio is applied to the estimated Indemnity and ALAE reserves.

Recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. The Company's loss and LAE reserves have been adjusted significantly upward from prior year recorded amounts in the current year and each of the last two years. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition, the RBC of MIIX and LP&C and other regulatory trigger points or results of operations and possibly result in the Company's insolvency. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

Activity in the liability for unpaid losses and LAE gross of reinsurance is summarized as follows:

                                                            Years Ended December 31,
                                                     --------------------------------------
                                                       2002           2001           2000
                                                     --------       --------       --------
                                                                 (In thousands)
Balance as of January 1, gross of reinsurance
  recoverable...................................   $1,196,998     $1,142,530     $1,053,597

Incurred related to:
     Current year...............................      150,612        230,399        276,261
     Prior years................................      161,207        117,881         47,212
                                                   ----------     ----------     ----------
Total incurred..................................      311,819        348,280        323,473
                                                   ----------     ----------     ----------
Paid related to:
     Current year...............................        2,648          2,570          4,535
     Prior years................................      354,534        291,242        230,005
                                                   ----------     ----------     ----------
Total paid......................................      357,182        293,812        234,540
                                                   ----------     ----------     ----------
Balance at end of period, gross of reinsurance
  recoverable...................................    1,151,635      1,196,998      1,142,530
Reinsurance recoverable.........................      457,005        463,275        432,046
                                                   ==========     ==========     ==========
Balance at end of period, net of reinsurance....   $  694,630     $  733,723     $  710,484
                                                   ==========     ==========     ==========

The Company increased prior year gross reserves by $161.2 million, $117.9 million and $47.2 million during 2002, 2001 and 2000, respectively. Notwithstanding management's analysis and determination in setting its best estimate of aggregate reserves reported in the financial statements, which may or may not require adjustments to aggregate prior year reserves, management regularly evaluates, and adjusts when appropriate, its estimates of coverage year ultimate losses and LAE (i) as part of its pricing analyses, (ii) as part of its evaluation of the effectiveness of its reinsurance programs and (iii) for reporting to regulatory authorities such as the Internal Revenue Service and the state insurance departments. Accordingly, reserves established for losses and LAE on individual coverage years may experience greater volatility than aggregate reserves reported in the Company's financial statements. Individual coverage year reserves cover a smaller amount of business over a shorter period of time than do the aggregate reserves, which are an accumulation of reserves pertaining to all coverage years. Estimated ultimate losses and LAE associated with individual coverage years were adjusted in 2002, 2001 and 2000. The following table presents the estimated ultimate losses and LAE gross of reinsurance (including changes in such estimates) by coverage year:

                           Coverage Year Development
                                 (In thousands)

                                                                                                     Changes in Estimated
                                                                                                    Ultimate Losses and LAE
                                                         Estimated Ultimate                           for the Years Ended
                                                 Losses and LAE as of December 31,                        December 31,
                                      ----------------------------------------------------    --------------------------------------
Coverage Year                            1999          2000          2001           2002         2000          2001           2002
-------------                         ----------    ----------    ----------    ----------    ----------    ----------    ----------
1992 and Prior                        $1,205,517    $1,221,215    $1,224,440    $1,227,726    $   15,698     $   3,225     $   3,286
1993                                     118,450       109,686       107,844       109,124        (8,764)       (1,842)        1,280
1994                                     144,513       143,651       152,787       159,170          (862)        9,136         6,383
1995                                     169,024       155,128       156,665       163,978       (13,896)        1,537         7,313
1996                                     178,048       179,902       186,510       217,126         1,854         6,608        30,616
1997                                     213,762       205,156       226,797       235,972        (8,606)       21,641         9,175
1998                                     233,237       242,349       278,821       303,113         9,112        36,472        24,292
1999                                     254,570       307,246       332,052       358,724        52,676        24,806        26,672
2000                                                   276,261       292,559       321,075                      16,298        28,516
2001                                                                 230,399       254,073                                    23,674
2002                                                                               150,612
                                      ----------    ----------    ----------    ----------    ----------    ----------     ---------
Total Estimated Ultimate Losses
and LAE                               $2,517,121    $2,840,594    $3,188,874    $3,500,693    $   47,212     $ 117,881     $ 161,207
                                      ----------    ----------    ----------    ----------    ==========    ==========     =========
Less:  Total Paid Loss and LAE        $1,463,524    $1,698,064    $1,991,876    $2,349,058
                                      ----------    ----------    ----------    ----------
Gross Loss and LAE Reserves as
of December 31                        $1,053,597    $1,142,530    $1,196,998    $1,151,635
                                      ==========   ===========    ==========    ==========

The coverage year reserve development detailed in the above table is indicative of the potential volatility of coverage year reserve estimates. Management believes that the level of volatility experienced in a fiscal year for any coverage year and reflected therein, which ranged up to plus or minus 15% of estimated coverage year ultimate losses at December 31, 2002, is not unreasonable for the medical malpractice industry.

The most notable factor in the increase in gross estimated ultimate loss and ALAE during 2002 was increased loss severity in virtually all states in which the Company conducted business.

Two other factors which are believed to have had a significant impact on assumptions within the reserve setting process are the re-underwriting initiatives undertaken by the Company since 1999 and the acceleration of claim reporting, settlement and payments experienced by the Company during 2002.

The effect of the increase in severity has been, and continues to be, difficult to quantify within the IBNR reserve setting process because it is heavily dependent upon changes in judicial liability standards, as determined by individual judges and trial juries. As more claims are tried to conclusion or settled, the evolving standards become more clear in the historical experience and can be more accurately incorporated into the reserve setting processes.

The continued increase in severity of claims was particularly noted in the physician book in Texas, Ohio and New Jersey, and in the hospital book in Pennsylvania and all other markets. The majority of the adverse development in all markets was observed in coverage years prior to 2000. A significant acceleration of claim reporting was observed in the first half of 2002 in Pennsylvania attributable to a rush to file suits ahead of pending tort reform legislation in this state. The Pennsylvania book also showed indications of acceleration of the claim settlement process, which the Company believes is attributable to its runoff status, lifting of stays that had delayed many cases and general efforts by the Pennsylvania court system to clear the backlog of cases. The New Jersey physician book showed significant acceleration in the claim settlement process in the latter half of the year with claim settlement rates in some of the older coverage years (1998 and prior) 100% or more above expected levels. The Company believes the acceleration in New Jersey is attributable to its runoff status, as well as the continued effects of the "Best Practices" initiative mandated by the New Jersey Supreme Court in September 2000.

The decrease in ULAE reserves is due to a decrease in the selected ratio of (Paid ULAE)-to-(Paid Indemnity and ALAE). This lower ratio is caused by the greater level of claims activity associated with claims made business written in recent years. Claims made business generally has a shorter development tail than occurrence policies, so the duration of anticipated future claim handling activity, and claim activity costs per dollar of indemnity and ALAE payment, has diminished.

Specific factors noted in management's actuarial analysis that gave rise to the coverage year reserve development in 2001 included the following: overall reserves across all coverage years were adjusted significantly to reflect increased loss severity seen during 2001. Claims were adjudicated or settled at higher values than the Company had previously experienced. This increase in severity was seen primarily in the Company's Pennsylvania institutions' book, and, to a lesser degree, in the Company's core New Jersey physician book, as well as in the physician business in many other states, including, most particularly, Pennsylvania, Texas and Ohio. Development in prior coverage years through 1996 primarily reflects this severity trend in Pennsylvania and New Jersey. Development on coverage years 1997 through 2000 was primarily composed of increases to Pennsylvania physician and institutional reserves as well as increases to reserves on physician business in states outside of New Jersey and Pennsylvania. The increases to reserves held on business outside of New Jersey and Pennsylvania reflected increased severity as well as, to a lesser extent, greater than previously anticipated loss frequency.

The specific factors noted in management's actuarial analyses that gave rise to the coverage year development in 2000 are varied. Reserves held on coverage years 1990 and prior were increased to reflect a longer development period on New Jersey physician business than had previously been projected, principally due to an eroding statute of limitations regarding late assertion of claims. Reserves held on coverage years 1991 through 1996 were adjusted to reflect the net impact of a lengthened projected development period and generally higher severities offset by lower than anticipated reported claim development on New Jersey and Pennsylvania physician business and greater than anticipated claim frequency and claim severities on Pennsylvania institution business. Reserves held on coverage year 1997 were adjusted to reflect the net impact of the lengthened development period and lower than anticipated reported claim development on New Jersey physician business, somewhat offset by higher than anticipated claim frequency and severities associated with Pennsylvania physician and institution business and business written in new states during 1997. Reserves held on coverage years 1998 and 1999 were adjusted to reflect the net impact of higher than anticipated claims frequency and severity associated with, primarily, business written in new states since 1997, for which limited loss data had previously existed, as well as on Pennsylvania physician and institution business, and a lengthened development period and lower than anticipated reported claim development on New Jersey physician business.

On a net of reinsurance basis, the activity in the liability for unpaid losses and LAE is summarized as follows:

                                                               Years Ended December 31,
                                                      ------------------------------------------
                                                         2002             2001             2000
                                                      ---------        ---------        ---------
                                                                     (In thousands)
Balance as of January 1, net of
  reinsurance recoverable..........................  $  733,723       $  710,484       $  647,188

Incurred related to:
     Current year..................................     146,619          203,975          227,921
     Prior years...................................      49,868           46,793           51,303
                                                     ----------       ----------       ----------
Total incurred.....................................     196,487          250,768          279,224
                                                     ----------       ----------       ----------
Paid related to:
     Current year..................................       2,648            2,571            4,535
     Prior years...................................     232,932          224,958          211,393
                                                     ----------       ----------       ----------
Total paid.........................................     235,580          227,529          215,928
                                                     ----------       ----------       ----------
Balance at end of period, net of
  reinsurance recoverable..........................     694,630          733,723          710,484
Reinsurance recoverable............................     457,005          463,275          432,046
                                                     ----------       ----------       ----------
Balance at end of period, gross of reinsurance.....  $1,151,635       $1,196,998       $1,142,530
                                                     ----------       ----------       ----------

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

The tables reflect the effect of all changes in amounts of prior periods. For example, if a loss determined in 1997 to be $100,000 was first reserved in 1992 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1992 through 1996 shown below. The tables present development data by calendar year and do not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

TABLE I.  LOSS AND LAE RESERVES DEVELOPMENT - GROSS

                             1992     1993      1994      1995      1996      1997        1998       1999        2000       2001
                             ----     ----      ----      ----      ----      ----        ----       ----        ----       ----
                                                                        (In thousands)
LOSS AND LAE RESERVES     $629,064  $667,200  $688,455  $748,660  $795,449  $876,721  $  951,659  $1,053,597  $1,142,530 $1,196,998

LIABILITY REESTIMATED AS
OF:
   One year later          616,042   623,988   688,455   748,660   795,654   880,543     968,173   1,100,809   1,260,411  1,358,205
   Two years later         572,831   623,986   688,450   744,130   793,170   878,233     962,709   1,202,392   1,397,944
   Three years later       572,831   623,989   689,122   739,106   772,567   863,657   1,039,486   1,311,410
   Four years later        572,871   624,567   674,224   715,136   766,597   903,962   1,121,831
   Five years later        570,424   606,219   647,203   707,312   785,261   962,015
   Six years later         570,390   588,748   653,275   719,368   834,139
   Seven years later       556,459   595,682   663,794   737,630
   Eight years later       572,157   597,065   674,743
   Nine years later        575,382   601,631
   Ten years later         578,668
CUMULATIVE REDUNDANCY
(DEFICIENCY)                50,396    65,569    13,712    11,030   (38,690)  (85,294)  (170,172)  (257,813)  (255,414)   (161,207)

                                1992     1993      1994      1995      1996      1997       1998      1999       2000        2001
                                ----     ----      ----      ----      ----      ----       ----      ----       ----        ----
                                                                           (In thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later            $ 83,837  $ 83,522  $ 98,053  $116,532  $101,217  $141,954 $  164,524 $  230,005 $  291,242  $  354,535
   Two years later            165,737   179,714   212,284   214,484   231,755   298,785    370,911    497,982    620,952
   Three years later          256,860   284,828   293,323   332,920   373,232   470,693    588,348    755,339
   Four years later           348,868   343,563   407,357   452,055   514,813   634,094    771,226
   Five years later           395,242   436,921   492,388   553,205   629,774   757,853
   Six years later            462,920   486,861   552,039   621,022   707,116
   Seven years later          493,034   524,025   594,337   655,511
   Eight years later          517,161   548,388   618,134
   Nine years later           537,106   562,629
   Ten years later            550,018

TABLE II.  LOSS AND LAE RESERVES DEVELOPMENT - NET

                               1992     1993      1994      1995      1996      1997      1998       1999       2000        2001
                               ----     ----      ----      ----      ----      ----      ----       ----       ----        ----
                                                                      (In thousands)
LOSS AND LAE
RESERVES-GROSS              $629,064  $667,200  $688,455  $748,660  $795,449  $876,721   $951,659 $1,053,597 $1,142,530  $1,196,998
REINSURANCE RECOVERABLE ON
UNPAID LOSSES                  3,037    62,682   112,917   165,729   221,749   270,731    325,795    406,409    432,046     463,275

                             626,027   604,518   575,538   582,931   573,700   605,990    625,864    647,188    710,484     733,723
LIABILITY REESTIMATED AS
OF:
   One year later            600,655   559,518   575,538   582,931   573,700   603,906    611,850    698,491    757,277     783,590
   Two year later            555,656   559,518   575,538   582,931   573,321   603,809    649,454    738,008    765,508
   Three years later         555,656   559,518   575,538   580,883   588,477   627,292    678,666    674,266
   Four years later          555,655   559,518   575,124   579,766   595,479   611,087    622,337
   Five years later          555,656   559,133   566,608   587,836   587,991   596,751
   Six years later           555,484   548,242   576,831   586,777   583,738
   Seven year later          541,142   561,953   580,940   587,266
   Eight years later         557,594   564,486   582,625
   Nine years later          559,570   568,076
   Ten years later           564,151
CUMULATIVE REDUNDANCY
(DEFICIENCY)                  61,876    36,442    (7,087)   (4,335)  (10,038)    9,239      3,527    (27,078)   (55,024)    (49,867)

                                1992     1993      1994      1995      1996      1997       1998      1999       2000        2001
                                ----     ----      ----      ----      ----      ----       ----      ----       ----        ----
                                                                       (In thousands)
CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later            $ 83,212  $ 82,572  $ 97,496  $116,194  $ 84,276  $134,666   $157,359  $ 211,393  $ 224,958   $232,932
   Two years later            164,469   178,357   211,426   197,370   214,404   284,887    345,305    413,084    433,064
   Three years later          255,586   283,370   278,571   315,743   365,517   439,372    496,456    548,839
   Four years later           347,493   328,836   392,522   437,779   492,617   536,488    557,648
   Five years later           381,408   422,194   478,731   524,447   550,600   542,294
   Six years later            449,086   473,702   523,901   549,919   531,001
   Seven years later          479,987   508,269   544,626   533,102
   Eight years later          503,373   528,303   528,347
   Nine years later           523,319   530,409
   Ten years later            536,225

The aggregate excess reinsurance contracts, in place from 1995 through 1999, provide coverage above aggregate retentions for losses and ALAE other than certain losses and ALAE retained by LP&C and losses and ALAE retained by MIIX or reinsured under other insignificant reinsurance contracts. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE for years 1995 through 1999 at a constant level provided such losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits available in each underwriting year. Ceded losses and ALAE have remained within coverage limits in each year since 1995. The aggregate excess reinsurance contracts for 2000 and 2001 cover New Jersey and Pennsylvania physician business only. The aggregate excess reinsurance contract for 2002 covers New Jersey physician business only. The aggregate contracts operate on a funds held basis and provide for premium adjustments based on loss experience. The adjustments to net reserves in 2000 through 2002 relate to losses and ALAE not covered by the aggregate reinsurance contracts, including, primarily losses and ALAE for coverage years 2000 through 2002 associated with business other than New Jersey physician business and losses and ALAE for coverage years 2000 and 2001 associated with business other than Pennsylvania physician business losses and ALAE for coverage years 1994 and prior; and losses and ALAE for coverage years since 1997 retained by LP&C and ULAE. See "Business - Reinsurance and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

General liability incurred losses have been about 1.0% of medical malpractice incurred losses over the last five years. The Company does not have material reserves for pollution claims and the Company's claims experience for pollution coverage has been negligible.

While the Company believes that its reserves for losses and LAE are adequate, there can be no assurance that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in the Company's financial statements. The Company's loss and LAE reserves have been adjusted significantly upward from prior year recorded amounts in each of the last three years. If the Company's reserves should prove inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition and results of operations and possibly lead to the Company's insolvency.

REINSURANCE

Reinsurance Ceded. The Company follows customary industry practice by reinsuring some of its business. The Company typically cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies so subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide aggregate loss and ALAE protection. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full extent of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company reviews its reinsurance needs annually and makes changes in its reinsurance arrangements as necessary. The Company determines how much reinsurance to purchase based upon its evaluation of the risks it has insured, consultations with its reinsurance brokers, and market conditions, including the availability and pricing of reinsurance.

In prior years, the Company reinsured its risks primarily under two reinsurance contracts, the Specific Contract and the Aggregate Contract. During 2001, the Company's retention for casualty business under the Specific Contract was $10 million per loss. For medical professional liability and commercial general liability business, coverage was provided up to $25 million per loss above the retention. For other casualty business, coverage was provided up to $15 million per loss above the retention. Property coverage was also available under the Specific Contract in the amount of $14.5 million in excess of a Company retention of $500,000 per loss per policy. The Company retains a 10% co-participation in covered losses. The Company has maintained specific excess of loss reinsurance coverage generally similar to that previously described for several years. Effective January 1, 2002, the Specific Contract was terminated, consistent with MIIX's decision to discontinue writing insurance. All risks that were renewed in 2002 and previously reinsured by the Specific Contract were reinsured with Facultative Reinsurance Contracts in 2002. In 2002, the Company renewed five institutional policies that were reinsured by the Specific Excess Contract in 2001. These policies were reinsured with Facultative Reinsurance Contracts, which reduced the amount of risk that MIIX retained on each policy. Under Facultative Reinsurance Contracts the risks are individually underwritten by the reinsurers. The contracts are on a quota share basis; therefore MIIX shares a portion of the premium and loss on each Facultative Reinsurance Contract. The quota share amount that MIIX retains ranges between 25% and 50%.

The Aggregate Contract in 2002 provided coverages on an aggregate excess of loss and quota share basis. This contract was effective November 1, 2001 through August 1, 2002 and covers New Jersey physician business only. This contract was terminated on the date that MIIX ceased issuing or renewing policies. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured on an underwriting year basis as a 65% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $100 million. The Company has maintained aggregate excess of loss coverage generally similar to that previously described since 1995. See "Business -- Loss and LAE Reserves -- Table II -- Loss and LAE Reserves Development -- Net."

Each of the aggregate excess reinsurance contracts contains an adjustable premium provision that may result in changes to ceded premium and related funds held charges, based on loss experience under the contract. During 2002, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $91.1 million, resulting in a net additional premium charge of $45.8 million and net additional funds held charges of $30.0 million. During 2001, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $61.7 million, resulting in net additional premium charges of $45.4 million and a net reduction in funds held charges of $19.8 million. During 2000, combined ceded losses under the aggregate excess reinsurance contracts were increased by a net amount of $20.9 million, resulting in net additional premium charges of $18.8 million and net additional funds held charges of $13.0 million. Each of the aggregate excess reinsurance contracts also contains a profit sharing provision whereby a significant portion of any favorable gross loss and ALAE reserve development may ultimately be returned to the Company once all subject losses and ALAE have been paid or the contract has been commuted. Profit sharing is recorded by the Company after the funds withheld balance related to an aggregate excess reinsurance contract exceeds the related ceded reserves, after any adjustments under the adjustable premium provisions. Profit sharing is recorded as an offset to funds held charges and to the funds withheld liability.

Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX or its predecessor, Medical Inter-Insurance Exchange of New Jersey, fall below B+. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX or its predecessor, Medical Inter-Insurance Exchange of New Jersey is obligated to accept. For contract years beginning November 1, 1999 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 1999, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. As of December 31, 2002, 2001 and 2000, no funds withheld balances were below $500,000 or in a loss position.

The major elements of ceded reinsurance activity are summarized in the following table:

                                             For the Years Ended December 31,
                                           ------------------------------------
                                             2002          2001          2000
                                           --------      --------      --------
                                                      (In thousands)

Ceded premiums earned....................  $ 59,325       $67,529       $46,463
Ceded Losses and LAE.....................   115,332        97,509        44,248
Funds held charges.......................    54,209        42,476         7,502

The Company seeks to control credit risk from reinsurance by placing the reinsurance with large, highly rated reinsurers and by collateralizing amounts recoverable from reinsurers. The following table identifies the Company's most significant reinsurers, the total amount recoverable from them for unpaid losses, prepaid reinsurance premiums and other amounts as of December 31, 2002, and collateral held by the Company in the form of funds withheld and letters of credit as of December 31, 2002. No other single reinsurer's percentage participation in 2002 exceeded 5% of the total reinsurance recoverable at December 31, 2002.

                                                      At December 31, 2002
                                               ---------------------------------
                                                Total Amounts    Total Amount of
Reinsurer                                       Recoverable      Collateral Held
                                               -------------     ---------------
                                                       (In thousands)

Hannover Reinsurance (Ireland) Ltd............    $209,583          $212,671
Eisen und Stahl Reinsurance (Ireland) Ltd.....      52,396            53,043
London Life and Casualty Reinsurance
   Corporation................................      57,642            58,931
Underwriters Reinsurance Company (Barbados)...     105,948           106,154
Swiss Reinsurance/European Reinsurance........      54,608            55,820

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

Reinsurance Assumed. The Company did not assume reinsurance in 2002, consistent with its decision to discontinue writing insurance. The Company assumed reinsurance under various contracts with assumed written premiums of $0.4 million and $14.0 million in 2001 and 2000, respectively. In 2001 and 2000, $0.4 million and $13.9 million, respectively, of the assumed written premiums related to an excess of loss contract providing medical professional liability coverage on an institutional account. This excess of loss contract was non-renewed at December 31, 2000. Effective July 1, 2002, the Company commuted this treaty and recorded assumed paid losses of approximately $31.1 million and reduced assumed loss and LAE reserves of approximately $31.1 million to $0. The commutation of this treaty had no impact on the Company's financial condition or results of operations. Assumed premiums in 2001 represent adjustment premiums in accordance with terms of the contract.

INVESTMENT PORTFOLIO

An important component of the operating results of the Company has been the total return on its invested assets. Independent investment managers and internal management make investments under policies established at the direction of the Company's Board of Directors. The Company's current investment policy places primary emphasis on holding investment grade, fixed maturity securities and maximizing after-tax yields while minimizing credit risks of the portfolio and maintaining liquidity. The Company currently uses three outside investment managers for fixed maturity securities. At December 31, 2002 and 2001, the average credit quality of the fixed income portfolio was AA.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity investments are held as available-for-sale.

                                                     December 31, 2002               December 31, 2001
                                                --------------------------      --------------------------
                                                  Cost or                         Cost or
                                                 Amortized         Fair          Amortized         Fair
                                                    Cost           Value            Cost           Value
                                                ----------      ----------      ----------      ----------

                                                                      (In Thousands)
U.S. Treasury securities and obligations of
  U.S. government corporations and
  agencies..................................    $  108,725      $  112,499      $   54,495      $   55,038
Obligations of states and political
  subdivisions..............................             0               0         123,079         122,082
Foreign securities - U.S. dollar
  denominated...............................         6,946           7,351          35,942          35,553
Corporate securities........................       280,152         285,183         413,433         404,103
Mortgage-backed and other asset-backed
  securities................................       375,591         383,547         434,550         438,158
                                                ----------      ----------      ----------      ----------
Total fixed maturity investments............       771,414         788,580       1,061,499       1,054,934
Equity investments..........................         4,804           5,187           7,081           6,623
Short-term..................................       262,537         262,537         166,501         166,501
                                                ----------      ----------      ----------      ----------
   Total investments........................    $1,038,755      $1,056,304      $1,235,081      $1,228,058
                                                ==========      ==========      ==========      ==========

The investment portfolio of fixed maturity investments consists primarily of intermediate-term, investment-grade securities with an allocation to below investment-grade (i.e. high yield) fixed maturity investments not to exceed 7.5% of invested assets as per the Company's investment policy prior to 2002.

The table below contains additional information concerning the investment ratings of the longer term fixed maturity investments at December 31, 2002:

                                                                                      Percentage of
S&P Rating of Investment (1)                           Amortized Cost   Fair Value     Fair Value
--------------------------------------------           --------------   ----------    -------------
                                 (In thousands)
AAA (including U.S. Government and Agencies).......     $  454,833      $  466,040       59.2%
AA.................................................         43,782          45,947        5.8%
A..................................................        144,965         152,279       19.3%
BBB................................................         89,903          90,210       11.4%
Other Ratings (below investment grade).............         37,931          34,104        4.3%
                                                        ----------      ----------      ------
   Total...........................................     $  771,414      $  788,580      100.0%
                                                        ==========      ==========      ======

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Rating Services ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by another nationally recognized ratings agency were used.

The following table sets forth certain information concerning the maturities of fixed maturity investments, excluding equity and short-term fixed maturity securities, in the investment portfolio as of December 31, 2002 by contractual maturity:

                                                         Amortized         Fair         Percentage of
Maturity of Investment                                      Cost           Value          Fair Value
---------------------------------------------------     ----------      ----------      -------------
                                                                        (In thousands)

Due one year or less...............................     $   16,593      $   16,932            2.1%
Due after one year through five years..............        125,777         129,945           16.5%
Due after five years through ten years.............        179,127         180,366           22.9%
Due after ten years................................         74,325          77,790            9.9%
Mortgage-backed and other asset-backed securities..        375,592         383,547           48.6%
                                                        ----------      ----------          -----
   Total ..........................................     $  771,414      $  788,580          100.0%
                                                        ==========      ==========          =====

The average effective maturity and the effective duration of the securities in the longer term fixed maturity portfolio (excluding short-term investments) as of December 31, 2002, was 5.73 years and 4.03 years, respectively.

The mortgage-backed portfolio represents approximately 23.0% of the total fixed income portfolio and is allocated equally across "standard" and "more complex" securities, while the asset-backed portfolio represents approximately 25.7% of the total fixed income portfolio. Asset-backed securities may involve certain risks not presented by other securities. These risks may be enhanced during periods of economic downturn such as what was experienced in the past year. Risks include default, lack of liquidity, price volatility and sensitivity to interest rates.

Standard mortgage-backed securities are issued on and collateralized by an underlying pool of single-family home mortgages. Principal and interest payments from the underlying pool are distributed pro rata to the security holders. More complex mortgage-backed security structures prioritize the distribution of interest and principal payments to different classes of securities, that are backed by the same underlying collateral mortgages.

CUSTOMERS

The Company continues to vigorously defend the claims that arise from its insureds. The Company is also currently writing endorsements and tail coverage of its current insureds.

Additionally, the Company is providing third party management services to MIIX Advantage. In 2003, it is expected that revenues from the MIIX Advantage Management Services Agreement, Non-Competition and Renewal Rights Agreement and Intellectual Property License Agreement will account for approximately 6% of the Company's revenues. The Company will continue to evaluate the marketplace for additional opportunities to provide third party administrative and consulting services to other insurance companies and health care organizations.

COMPETITION

According to A.M. Best, in 2001 there were 335 companies nationally that wrote medical professional liability insurance. Prior to September 1, 2002 when the Company ceased writing new insurance policies in all states in accordance with each state's specific regulatory requirements, the Company's principal competitors included the Princeton Insurance Companies, ProMutual Group, ProNational Insurance Group, and Medical Protective Company. Substantially all of these companies rank among the top 20 medical malpractice insurers nationally.

The insurance service business is highly competitive and there are many insurance brokerage and service organizations as well as individuals throughout the world who actively compete with the Company in every area of its business. There are firms in a particular region or locality that are as large or larger than the Company. The Company believes that the primary factors determining its competitive position with other organizations in its industry are the quality of the services rendered and the overall costs to its clients.

REGULATION

MIIX, LP&C and MIIX Insurance Company of New York ("MIIX New York") are each subject to supervisory regulation by their respective states of incorporation, commonly called the state of domicile. Lawrenceville Re, Ltd. ("Lawrenceville Re") is subject to laws governed by the Bermuda Registrar of Companies. MIIX is domiciled in New Jersey, LP&C is domiciled in Virginia, MIIX New York is domiciled in New York and Lawrenceville Re is domiciled in Bermuda. Therefore, the laws and regulations of these states, and those of Bermuda, including the tort liability laws and the laws relating to professional liability exposures and reports, have the most significant impact on the operations of the combined company.

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

Rates and Policies Subject to Regulation. Pursuant to the New Jersey Insurance Code, a domestic insurer must submit policy forms and endorsements to the Commissioner 30 days prior to the policies becoming effective. If not disapproved by the Commissioner within 30 days, such policy forms are deemed approved. Rates and rating plans must be filed with the New Jersey Commissioner 30 days after becoming effective. In Virginia, an insurer must file policy forms and endorsements with the Bureau of Insurance 30 days prior to the policy forms and endorsements becoming effective, and generally such policy forms and endorsements may be used if not disapproved by the Bureau within the 30-day period. An insurer must also file rates and rating plans with the Bureau. Rates and rating plans are not effective unless approved by the Bureau, but rates and rate plans are generally deemed approved if 60 days has lapsed since filing and the Bureau has not disapproved the filing. In the past, substantially all of the Company's rate applications have been approved in the normal course of review. In other states, policy forms usually are subject to prior approval by the regulatory agency while rates usually are "file and use." The New York Insurance Department sets the rates for medical malpractice coverage on an annual basis.

Holding Company Regulation. As part of a holding company system, MIIX, LP&C and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. In addition to regulation by Virginia, LP&C is also subject to the Holding Company Act requirements of Texas because Texas determined in December, 2001 that LP&C met the threshold for designation as a commercially domiciled insurer. In general, a state's Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Material changes or additions to this information must be reported to the domiciliary regulatory agency within 15 days after the end of the month in which the change or addition occurred. Certain transactions between an insurance company and its affiliates, including sales, loans or investments may not be entered into unless the insurer has provided written notice to the domiciliary regulatory agency at least 30 days prior to entering into the transaction, and the regulatory agency has either approved or has not disapproved the transaction within that 30-day period.

In New Jersey, transactions with affiliates involving (i) loans, sales, purchases, exchanges, extensions of credit, investments, guarantees, or other contingent obligations which within any 12 month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus as regards policyholders, whichever is lesser, (ii) reinsurance agreements or modifications in which the reinsurance premium or a change in the insurer's liabilities equals or exceeds 5% of the insurer's surplus as regards policyholders, and (iii) all management agreements, service contracts and all cost-sharing arrangements are subject to the 30-day prior notice and non-disapproval requirement. In Virginia, similar affiliated transactions may not be entered into unless the insurer has provided prior written notice to the Virginia Bureau of Insurance and the Bureau has either approved the transaction or has not disapproved the transaction within 60 days after the insurer provides notice of the transaction to the Bureau. In New York, (i) sales, purchases, exchanges, loans or extensions of credit, or investments which within any 12 month period aggregate to more than 0.5% but less than 5% of the insurance company's admitted assets as of the end of the company's last fiscal year, (ii) reinsurance treaties or agreements, (iii) the rendering of services on a regular or systematic basis, and (iv) certain material transactions may not be entered into unless the insurer has notified the New York Insurance Department in writing at least 30 days prior to entering the transaction and the Department has not disapproved of such transaction within the 30-day period. See "Business -- Regulation -- Risk-Based Capital."

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

MIIX, LP&C and MIIX New York are subject to similar provisions and restrictions under the Holding Company Acts of other states. Lawrenceville Re is subject to restrictions imposed by the Bermuda Registrar of Companies.

Insurance Guaranty Associations. Most states, including New Jersey, Virginia and New York require admitted property and casualty insurers to become members of insolvency funds or associations that generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary by state and are usually between 1% and 2% of annual premiums written by a member in that state during the preceding year. New Jersey and Virginia, the states in which MIIX and LP&C are respectively domiciled, and Texas, Pennsylvania, Maryland and Kentucky, states in which the Company has significant business, permit a maximum assessment of 2%. Ohio permits a maximum assessment of 1.5%. Contributions can be increased if the fund falls below the minimum. New Jersey permits recoupment of guaranty fund payments through future policy surcharges. Virginia and Texas permit premium tax reductions as a means of recouping guaranty fund payments.

Catastrophe Funds. Some states in which the Company writes insurance have established catastrophe fund laws that effectively limit the Company's liability to a level below the Company's typical policyholder limits of coverage. By way of example, for policies issued or renewed after January 1, 2001, Pennsylvania's Catastrophe Fund ("Cat Fund") provides coverage for medical malpractice claims exceeding $500,000 per occurrence for physicians and hospitals and $1.5 million and $2.5 million aggregate per year for physicians and hospitals, respectively. For calendar year 2001 through 2005, the Cat Fund coverage is limited to $700,000 per claim and $2.1 million in the aggregate. On October 1, 2002, Pennsylvania's Cat Fund became the MCARE Fund. The MCARE Fund is administered by the Pennsylvania Insurance Department. The MCARE Fund operates almost identically to its predecessor, the Cat Fund.

Examination of Insurance Companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. Any other state interested in participating in a periodic examination may do so. The last completed periodic financial examination of the Exchange, based on December 31, 1996 financial statements, was completed on November 24, 1999, and a report was issued on December 1, 1999. MIIX's periodic financial examination based on December 31, 2000, began in May, 2001 and was completed during 2002. No report has yet been issued by the New Jersey Department of Banking and Insurance. In conjunction with MIIX's request to discount statutory reserves and merge LP&C into MIIX, the New Jersey Department of Banking and Insurance is currently performing a review of MIIX's loss and LAE reserves. The last periodic financial examination of LP&C, based on December 31, 1999 financial statements, was completed on May 5, 2000, and a report was issued on October 20, 2000. The issued report included an examination adjustment to loss and LAE reserves of $29.3 million, the amount derived from the Company's loss reserve study at June 30, 2000, and was recorded by the Company at June 30, 2000.

During 2001, LP&C was subject to a targeted examination of the loss reserves held at December 31, 2000 and a report was issued on February 28, 2002. The issued report concluded that the carried reserves of LP&C fell within a reasonable range as determined by the independent actuary hired by Virginia to conduct the study. Further, the issued report referenced the findings of the independent actuary hired by New Jersey to review the carried reserves of MIIX, who concluded that MIIX's carried reserves fell within a reasonable range. The Virginia Bureau of Insurance conducted a review of LP&C's loss and LAE reserves as of December 31, 2001. The issued report concluded that the carried reserves as of March 31, 2002 of LP&C fell within a reasonable range.

Either insurance regulator could require further increases to recorded reserves. Various states also conduct "market conduct examinations" which are unscheduled examinations designed to monitor the compliance with state laws and regulations concerning the filing of rates and forms and company operations in general. The Company has not undergone a market conduct examination.

The New York Insurance Department conducted an examination of MIIX New York as of December 31, 2001. No report has been issued to date.

Medical Malpractice Reports. The Company wrote medical malpractice insurance and it is subject to requirements to report detailed information with regard to settlements or judgments against its insureds. In addition, the Company is required to report to state regulatory agencies and/or the National Practitioner Data Bank, payments, claims closed without payments, and actions by the Company, such as terminations or surcharges, with respect to its insureds. Penalties may attach if the Company fails to report to either the state agency or the National Practitioner Data Bank.

Regulation of Investments. The Insurance Subsidiaries are subject to state laws and regulations that limit the types of investments each insurance subsidiary may make, require diversification of their investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed income securities, real estate and equity investments. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture of such non-qualifying investments over specified time periods unless otherwise permitted by the state insurance authority under certain conditions. The Company did not have any non-qualifying investments in 2002.

Regulation of Dividends from Insurance Subsidiaries. The Holding Company Act of the State of New Jersey limits the ability of MIIX to pay dividends to The MIIX Group. MIIX may not pay an extraordinary dividend or distribution until 30 days after providing notice of the declaration of such dividend or distribution to the New Jersey Insurance Commissioner and the Commissioner has not disapproved the payment within such 30-day period. An extraordinary dividend or distribution is defined as any dividend or distribution of cash or other property whose fair market value together with other dividends or distributions made within the preceding 12 months exceeds the greater of such subsidiary's statutory net income, excluding realized capital gains, of the preceding calendar year or 10% of statutory surplus as of the preceding December 31. The law further requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. New Jersey permits the payment of dividends only out of statutory earned (unassigned) surplus unless the payment of the dividend is approved or not disapproved as an extraordinary dividend or distribution. In addition, a New Jersey insurance company is required to give the New Jersey Department notice of any dividend after declaration, but prior to payment. See Notes to Consolidated Financial Statements - Note 9" and "Market for Registrant's Common Equity and Related Stockholders Matters - Dividends."

NAIC-IRIS Ratios. The NAIC Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. At December 31, 2002, MIIX had six ratios outside the usual range (two-year overall operating ratio, net change in writings, liabilities to liquid assets, one-year reserve development to policyholders' surplus, two-year reserve development to policyholders' surplus and change in policyholders' surplus). At December 31, 2001, MIIX had two ratios (two-year overall operating ratio and change in policyholders' surplus)outside the usual range. The ratios outside the usual range reflect the loss reserve strengthening in 2002 and 2001 and the cessation of insurance operations during 2002.

At December 31, 2002, LP&C had four ratios (two-year overall operating ratio, change in net writings, change in policyholders' surplus and two-year reserve development to policyholders' surplus) outside of the usual range. At December 31, 2001, LP&C had eight ratios (gross premiums to policyholders' surplus, net premiums written to policyholders' surplus, two-year overall operating ratio, change in policyholders' surplus, liabilities to liquid assets, gross agents' balances to policyholder surplus, one-year reserve development to policyholders' surplus and two-year reserve development to policyholders' surplus)outside of the usual range. These ratios outside the usual range reflect the loss reserve strengthening in 2002 and 2001, capital contributions by MIIX and the cessation of writing new business during 2002. IRIS ratio results for MIIX New York are not meaningful because it did not write business in 2002 and 2001.

Risk-Based Capital. In addition to state-imposed insurance laws and regulations, insurers are subject to the general statutory accounting practices and procedures and the reporting format of the NAIC. The NAIC's methodology for assessing the adequacy of statutory surplus of property and casualty insurers includes an RBC formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital to its "authorized control level" of RBC. At the varying levels of RBC, the Company is subject to the following regulatory attention:

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

      - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control which, in turn, may result in rehabilitation or, if deemed appropriate, liquidation. The Commissioner may allow an insurer that is writing no business and running-off its existing business to continue its run-off under the Commissioner's supervision.

At December 31, 2002, MIIX's RBC was $18.7 million, which is below the Mandatory Control Level, at approximately 22% of Authorized Control Level ($85.7 million). At this level, the Insurance Commissioner of the New Jersey Department of Banking and Insurance is authorized to place MIIX in supervision, rehabilitation or liquidation. In the case of an insurer, like MIIX, that is writing no new business and which is running off its existing business, the Insurance Commissioner may allow the insurer to continue its runoff under the supervision of the Commissioner. However, no assurance can be given that the Commissioner will allow MIIX to continue to runoff its business. MIIX has requested approval from the New Jersey Department of Banking and Insurance to discount loss and LAE reserves and to merge LP&C into MIIX as of December 31, 2002. Similarly, LP&C has requested approval from the Virginia Bureau of Insurance to merge LP&C into MIIX. Pending a decision on these requests, the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance have granted each company extensions to file their respective annual statutory financial statements. MIIX's RBC level will not be impacted by the ability to discount loss and LAE reserves as the NAIC standards do not permit discounting of loss and LAE reserves to be taken into account in the determination of RBC. Discounting of reserves will facilitate the New Jersey Department of Banking and Insurance to assess the continued viability of MIIX on a basis that recognizes the long payout period of claims and matches investments and loss and LAE reserves on a comparable economic basis. The merger will result in combining the statutory surplus of MIIX and LP&C for purposes of determining MIIX's RBC. If the Virginia and New Jersey regulatory authorities permit a merger, LP&C's statutory surplus could be included in the final determination of MIIX's RBC. At December 31, 2002, LP&C's RBC was $23.7 million, at approximately 276% of Authorized Control Level ($8.6 million), which is above the Virginia regulatory action levels under RBC rules. The Company cannot provide assurances that the New Jersey and Virginia regulatory authorities will grant MIIX's and LP&C's requests to discount loss and LAE reserves or merge LP&C into MIIX. See "Business - Regulation -- Risk Based Capital."

At December 31, 2001, MIIX's RBC was $122.0 million which is within the Regulatory Action Level, at approximately 142% of Authorized Control Level, which required MIIX to prepare and submit a corrective action plan to the Insurance Commissioner of the New Jersey Department of Banking and Insurance. On February 22, 2002, LP&C was placed in solvent runoff by the Virginia Bureau of Insurance, which approved LP&C's corrective action plan on May 10, 2002. The New Jersey Department of Banking and Insurance on May 3, 2002 approved MIIX's new business plan which provided for MIIX to be placed into voluntary solvent runoff effective May 3, 2002. MIIX ceased writing insurance business in all states in accordance with each state's specific regulatory requirements, but continued to renew New Jersey physician business through August 31, 2002. MIIX New York did not write any premium during 2001, and therefore the RBC ratio is not meaningful for that period.

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department of Banking and Insurance, including the requirement for approval by the New Jersey Department of Banking and Insurance prior to paying stockholder dividends to the Company. The limitations include a requirement for approval by the New Jersey Department of Banking and Insurance approval prior to MIIX incurring new debt or investing in below investment grade assets. Upon completion of the annual statutory financial statements it is probable that the New Jersey Department of Banking and Insurance will initiate additional regulatory actions. See "Business - Regulation - Risk-Based Capital," and "Business - Business Strategy."

Medical Malpractice Tort Reform. Revisions to certain of New Jersey's statutes governing medical malpractice took effect in 1995. These revisions included raising joint and several liability standards, requiring affidavits of merit, restricting strict liability of health care providers due to defective products used in their practices, and capping punitive damages at the greater of five times compensatory damages or $350,000. These changes were intended to bring stability to the medical malpractice insurance business in New Jersey by making it more feasible for insurers to assess certain risks. Additional tort reform measures are currently under consideration by the New Jersey legislature, including caps on non-economic damages and revisions to the statute of limitation rules. Legislation passed in 1996 in Pennsylvania provides, among other things, that plaintiffs in informed consent cases must prove receiving information necessary to form an informed consent would have been a substantial factor in the patient's decision whether to undergo certain procedures, that except for cases alleging intentional misconduct, and that punitive damages assessed against individual defendants be capped at twice the compensatory damages. Pennsylvania enacted new reforms on March 19, 2002 that include requiring a patient's medical costs exceeding $100,000 to be paid over time rather than in a lump sum, prohibiting a patient from suing for damages paid by a health insurer, and granting patients seven years from injury to make a claim or until a child's 20th birthday. The law also places the Cat Fund under the Department of Insurance and phases out the fund over six years. The reform also caps punitive damages at 200% of the compensatory award. In August, 2002, the Pennsylvania legislature redefined joint and several liability, requiring a defendant to be 60% responsible for joint and several liability to apply. A recent court decision requires suits to be filed in the county where the alleged injury occurred potentially removing hundreds of cases from the most volatile county, Philadelphia. The Company continues to analyze the impact of these reforms. Texas tort reform applicable to cases accruing on or after September 1, 1996 bars plaintiffs from recovery if their own negligence is more than 50% responsible for their injuries, while defendants shall generally be jointly and severally liable only if found to be more than 50% responsible. Exemplary damages shall not exceed the greater of $200,000, or two times the economic damage plus the non-economic damage, not to exceed $750,000.

The United State Congress is currently considering medical malpractice tort reforms. On March 13, 2003, the House of Representatives passed a bill, patterned after California's Medical Injury Compensation Reform Act, that would place a cap on non-economic damages of $250,000 or twice the economic damages, whichever is less; provide for payments of judgements over time rather than in a lump sum; ensure that old cases could not be brought years after an event; and provide the defendants pay judgments in proportion to their fault. The bill's chances for Senate approval remain uncertain.

A.M. BEST RATINGS

On February 21, 2002, A.M. Best lowered the Company's rating to B- (Fair) with a negative outlook from A- (Excellent) following the Company's announcement that it would strengthen reserves at December 31, 2001. On March 22, 2002, A.M. Best again lowered the rating of the Company to C+ (Marginal) from B- (Fair). This rating action reflected A.M. Best's view concerning the Company's weakened capitalization and the potential negative impact of further adverse loss reserve development, and concerns about the Company's ability to repay or refinance its debt obligations. During the second quarter of 2002, the Company withdrew from the interactive rating system with A.M. Best.

EMPLOYEES

The Company employed approximately 118 persons at December 31, 2002. During 2002, as a result of its reduced insurance operations, the Company reduced the number of employees by approximately 97 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including those that filed electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

The Company also makes available free of charge on or through its Internet website (http://www.MIIX.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who currently serve as executive officers of The MIIX Group. The MIIX Group has seven executive officers, Ms. Costante, Mr. Davis, Mr. Grab, Ms. Mason, Mr. Roynan, Mr. Sugerman and Ms. Williams.

Information regarding Directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

Name                                Position

Patricia A. Costante       Chairman and Chief Executive Officer

William G. Davis, Jr.      Senior Vice President, Claims Operations

Edward M. Grab             Senior Vice President, Chief Actuary

Verice M. Mason            Senior Vice President and General Counsel

James P. Roynan            Senior Vice President, Information Systems

Allen G. Sugerman          Interim Chief Financial Officer and Treasurer

Catherine E. Williams      Senior Vice President, Business Development and
                           Corporate Secretary

Patricia A. Costante (46), Chairman and Chief Executive Officer. Patricia A. Costante has been Chairman since 2002 and Chief Executive Officer of the Company since 2001. Before being named Chief Executive Officer, Ms. Costante was the Company's Chief Operating Officer from September 2001 to November 2001. Prior to serving as Chief Operating Officer, she was Senior Vice President responsible for the sale and delivery of all products and services to the New Jersey physician market from March 2000 to September 2001. Prior to being named Senior Vice President, Ms. Costante was Executive Vice President and Chief Operating Officer of MIIX Healthcare Group, Inc., a subsidiary of the Underwriter from April 1998 to March 2000 and from July 1996 to April 1998 served as Assistant Vice President. Ms. Costante is Deputy Editor, New Jersey Medicine, Journal of the Medical Society of New Jersey, and a member of the Board of Trustees, Catholic Charities, Diocese of Trenton.

William G. Davis, Jr. (56), Senior Vice President, Claims Operations. Mr. Davis has been Senior Vice President, Claims since March 2002. He is responsible for Claims Operations. Prior to serving as Senior Vice President, Mr. Davis served as Vice President, Claims Operations from September 1995 to February 2000 and Assistant Vice President, Claims from June 1992 to September 1995.

Edward M. Grab (47), Senior Vice President, Chief Actuary. Mr. Grab has served as Senior Vice President since March 2000. He is responsible for actuarial services and staff underwriting functions which includes underwriting policy and risk management services. Prior to serving as Senior Vice President, Mr. Grab served as Vice President, Chief Actuary from October 1999 to March 2000. Before joining the Company, he was Vice President and Actuary for Zurich Financial Services from March 1996 to June 1999 where he directed the actuarial department in support of four strategic business units with a combined book of $1 billion.

Verice M. Mason (51), Senior Vice President and General Counsel. Ms. Mason has served as Senior Vice President and General Counsel since June 2002. She is responsible for all legal and regulatory matters involving The MIIX Group. Inc. and its subsidiaries. Prior to serving as Senior Vice President and General Counsel, Ms. Mason served as Senior Vice President. Legal and Regulatory Affairs from February 2002 to June 2002. Prior to being named Senior Vice President, Legal and Regulatory Affairs. Ms. Mason served as Vice President, Legal and Regulatory Affairs from June 1999 to February 2002 and Assistant Vice President. Associate General Counsel from June 1995 to June 1999.

James P. Roynan (43), Senior Vice President, Information Systems. Mr. Roynan has served as Senior Vice President since December 2002. He is responsible for strategy and implementation for all process improvement, information technology, systems and integration, network administration, software development and technical support activity. Prior to serving as Senior Vice President Mr. Roynan served as Vice President, Information Systems from December 2001 to December 2002. Prior to joining the Company Mr. Roynan served as Executive Vice President and CIO of Xyan, Inc. from September 2000 to May 2001. From February 2000 to August 2000 Mr. Roynan served as Executive Vice Presient and COO of WePlayIt, Inc. From January 1992 to January 2000 Mr. Roynan served as Vice President, Technology Solutions of Reed Technologies and Information Services.

Allen G. Sugerman (51), Interim Chief Financial Officer. Mr. Sugerman has served as Interim Chief Financial Officer since July 2002. Mr. Sugerman has been a principal of Altila Corporation, a health care management consulting firm since 1990. He has more than 25 years of diversified financial and operational experience.

Catherine E. Williams (41), Senior Vice President, Business Development and Corporate Secretary. Ms. Williams has served as Senior Vice President since December 2001. She is responsible for business development, corporate governance, shareholder relations, human resources and facilities management. Prior to serving as Senior Vice President, Ms. Williams served as Vice President, Corporate Secretary from August 1990 to December 2001 and as Assistant Corporate Secretary from May 1997 to August 1999.

ITEM 2. PROPERTIES

The Company leases approximately 47,000 square feet of space from the Medical Society of New Jersey in Lawrenceville, New Jersey, where its home office operations are located. The lease agreement, which expires on September 30, 2003,includes an option to renew for a term of two years on October 1, 2003, and a separate option to renew for a term of three years on October 1, 2005, and terminating on September 30, 2008. The Company is currently assessing its home office space requirements. During 2002, the Company closed its two regional offices where it rented office space in Indianapolis (5,000 square feet) and Dallas (5,000 square feet).

ITEM 3.   LEGAL PROCEEDINGS

Death Benefit Plan. In October 1999, a former Underwriters Board member filed an action in the Superior Court of New Jersey against the Medical Inter-Insurance Exchange of New Jersey, Underwriters, The MIIX Group and Daniel Goldberg, former CEO of the Company, seeking damages arising out of the unanimous decision of the Exchange and Underwriters Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company appealed this decision. By Order dated March 18, 2003, the Superior Court of New Jersey, Appellate Division, ruled on the Slobodien v. Medical Inter-Insurance Exchange case. The court overturned the Law Division ruling and held that, under the terms of the agreement, the Death Benefit Plan could be terminated by the Board of Directors at any time, and that plaintiff had no right to the cash value of the insurance policy. The court, therefore, reversed and remanded the matter to the lower court for entry of judgment in favor of the defendants.

Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, were filed in the Superior Court of New Jersey against the Company on November 7, 2000 and December 11, 2001. These actions were stayed pending the outcome of the appeal in the first action and the Company's outside counsel believes their disposition will be affected by the appellate decision.

Glasser v. The MIIX Group, Inc., et al. On February 5, 2003, a shareholder of the Company instituted a putative class action in the United States District Court for the District of New Jersey against the Company, its directors and officers, Medical Society of New Jersey and Fox-Pitt, Kelton, Inc., which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage transaction and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. The complaint demands unspecified compensatory damages, treble damages, rescission of the sale of shares in the Company's initial public offering, attorney fees and other relief. The Company and external counsel believe the Company has valid defenses to the plaintiff's claims.

The outcome of the Glasser suit could have a material adverse effect on the Company's financial condition and results of operations.

Fox-Pitt Kelton v. The MIIX Group, Inc. On February 10, 2003, Fox-Pitt Kelton ("FPK"), which had been engaged as financial advisor to the Company, instituted suit against the Company in the Supreme Court of New York to recover fees allegedly due from the Company as a result of the investment banking services it rendered in connection with the Company's efforts to dispose of assets or obtain capital and the agreements entered into between the Company and MIIX Advantage.

The Company and external counsel believe the Company has valid defenses to FPK's claims.

Weisfeld v. The MIIX Group, Inc., et al. On November 20, 2002, a former executive of the Medical Society of New Jersey (MSNJ) filed suit against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include MIIX Group as a defendant, alleging that MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. The Company and external counsel believe plaintiff's claims lack merit and the Company intends to vigorously defend this action.

The Company may be a party to litigation from time to time in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The MIIX Group Common Stock became publicly tradable on the NYSE on July 30, 1999 under the symbol of "MHU." The following table shows the price ranges per share in each quarter during 2002 and 2001:

                                                             Common Stock
                                                         High          Low

     2002
     First Quarter                                      $13.50        $ 2.46
     Second Quarter                                     $ 2.48        $ 0.73
     Third Quarter                                      $ 1.75        $ 0.60
     Fourth Quarter                                     $ 2.03        $ 1.00

     2001
     First Quarter                                       $ 8.93       $ 7.25
     Second Quarter                                      $ 9.16       $ 7.25
     Third Quarter                                       $13.28       $ 8.50
     Fourth Quarter                                      $12.20       $10.46

On March 21, 2003, the closing price of the The MIIX Group stock was $0.70.

The MIIX Group stock is thinly traded and the stock price has been extremely volatile in the last calendar quarter and fiscal year. For these reasons, there can be no assurance that an active market will be available in which to trade The MIIX Group stock, which could affect a stockholder's ability to sell the MIIX Group shares and could depress the market price of its shares. In addition, the NYSE has notified The MIIX Group that it no longer satisfies one of its listing criteria. As a result, there is a substantial likelihood that The MIIX Group stock will be delisted from the NYSE in 2003. If so, The MIIX Group may qualify to trade its Common Stock on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Delisting from the NYSE will likely significantly decrease the liquidity of the Common Stock and make it more difficult for stockholders to sell The MIIX Group Common Stock. This lack of liquidity could further reduce the trading price and increase the transaction costs of trading your shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties -- The MIIX Group Common Stock May be Delisted From the New York Stock Exchange."

Calculation of Aggregate Market Value of Non-Affiliate Shares

For the purpose of calculating the aggregate market value of the shares of The MIIX Group Common Stock held by non-affiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors. However, this should not be deemed to constitute an admission that all directors of the Company are, in fact, affiliates of the Company. Further information concerning shareholdings of officers, directors and principal stockholders is included or incorporated by reference in Item 12: Security Ownership of Certain Beneficial Owners and Management.

SHAREHOLDERS OF RECORD

The number of stockholders of record of The MIIX Group Common Stock as of March 21, 2003 was 6,110. That number excludes the beneficial owners of shares held in "street" names or held through participants in depositories.

DIVIDENDS

The MIIX Group's Board of Directors (the "Board") declared a cash dividend of $0.05 per share on its common stock in each quarter of 2001 and 2000. During 2002, the Board suspended dividend payments to its stockholders. Future payment and amount of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from the insurance company subsidiaries which are subject to regulatory approval and general business conditions. The Company does not expect to pay dividends for the foreseeable future.

The MIIX Group is a holding company largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, or if the insurer is determined to be in a hazardous financial condition. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries without prior approval of the applicable state insurance department or Bermuda Registrar of Companies. The MIIX Group expects that these recent limitations imposed on MIIX currently affects its ability to declare and pay dividends sufficient to support The MIIX Group's dividend policy and suspended the payment of dividends to shareholders during 2002. See "Notes to Consolidated Financial Statements - Note 9" and "Business - Regulation - Regulation of Dividends from Insurance Subsidiaries."

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

Each holder of a right, other than the "acquiring person," as defined in the Rights Plan, or "adverse person," will in such event have the right to receive shares of the Company's Common Stock having a market value of two times the exercise price of the right. In the event that the Company is acquired in a merger or other business combination, or if more than 50% of the Company's assets or earning power is sold or transferred, each holder of a right would have the right to receive common stock of the acquiring company with a market value of two times the purchase price of the right. Following the occurrence of any of these triggering events, any rights that are beneficially owned by an acquiring person will immediately become null and void. The Company may redeem the rights for $0.001 per right at any time until ten (10) days following the stock acquisition date.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY FINANCIAL AND OPERATING DATA

The following table sets forth selected consolidated financial and operating data for the Company.

                                               (In thousands, except per share amounts)
                                                   For the Years Ended December 31,
                                ---------------------------------------------------------------------------
                                    2002            2001            2000            1999            1998
INCOME STATEMENT DATA:
Total premiums written ......   $    96,209     $   231,946     $   226,126     $   257,100     $   231,858
                                -----------     -----------     -----------     -----------     -----------
Net premiums earned .........   $   100,220     $   146,852     $   184,062     $   187,845     $   162,501
Net investment income .......        60,838          80,193          85,158          75,661          65,107
Realized investment gains
   (losses) .................        (3,521)         (2,184)         (4,156)         (6,770)         36,390
Other revenue ...............         7,439           8,439           7,452           8,323             891
                                -----------     -----------     -----------     -----------     -----------
       Total revenues .......       164,976         233,300         272,516         265,059         264,889
                                -----------     -----------     -----------     -----------     -----------
Losses and loss adjustment
   expenses .................       196,487         250,768         279,224         174,986         155,868
Underwriting expenses .......        33,125          47,121          38,560          42,618          42,063
Funds held charges ..........        54,209          42,476           7,502          14,338          13,420
Other expenses ..............         3,454           3,404           5,828           3,333               0
Restructuring charge ........         2,552               0               0           2,409               0
Impairment of capitalized
   system development costs .             0               0               0               0          12,656
                                -----------     -----------     -----------     -----------     -----------
       Total expenses .......       289,827         343,769         331,114         237,684         224,007
                                -----------     -----------     -----------     -----------     -----------
Income (loss) before income
   taxes ....................      (124,851)       (110,469)        (58,598)         27,375          40,882
Income tax expense (benefit)        (11,240)         41,892         (22,140)          6,617          11,154
Cumulative effect of an
   accounting change, net of
   tax (1) ..................        (2,373)         (5,283)              0               0               0
                                -----------     -----------     -----------     -----------     -----------
       Net income (loss) ....   $  (115,984)    $  (157,644)    $   (36,458)    $    20,758     $    29,728
                                ===========     ===========     ===========     ===========     ===========

BALANCE SHEET DATA (AT END OF
PERIOD):
   Total investments ........   $ 1,056,304     $ 1,228,058     $ 1,259,312     $ 1,182,943     $ 1,165,698
   Total assets .............     1,616,863       1,895,863       1,897,353       1,837,158       1,674,262
   Total liabilities ........     1,575,597       1,764,377       1,607,912       1,518,454       1,351,419
   Total shareholders' equity        41,266         131,486         289,441         318,704         322,843
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio ...............         196.1%          170.8%          151.7%           93.1%           95.9%
   Expense ratio ............          33.1%           32.1%           21.0%           22.7%           25.9%
                                -----------     -----------     -----------     -----------     -----------
   Combined ratio ...........         229.2%          202.9%          172.7%          115.8%          121.8%
                                -----------     -----------     -----------     -----------     -----------

Statutory surplus ...........   $    21,054     $   125,485     $   231,498     $   268,445     $   253,166

Basic and Diluted earnings
   (loss) per share (2) .....   $     (8.67)    $    (11.66)    $     (2.59)    $      1.54     $      2.47
                                ===========     ===========     ===========     ===========     ===========
Dividend per share ..........   $      0.00     $      0.20     $      0.20     $      0.10     $      0.00
                                ===========     ===========     ===========     ===========     ===========
Book value per share ........   $      3.08     $      9.75     $     21.34     $     20.94     $     26.90
                                ===========     ===========     ===========     ===========     ===========

(1) On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized as an expense, but instead is reviewed and tested for impairment under a fair value approach. SFAS No. 142 requires that goodwill be tested for impairment at least annually, or more frequently as a result of an event or change in circumstances that would indicate impairment may be necessary. On January 1, 2002, the Company recorded a $2.4 million impairment related to goodwill, net of $0 tax ($0.18 per diluted share). If SFAS No. 142 were in effect beginning January 1, 2001, the financial statement impact would have been approximately $444,000, net of tax, ($0.03 per diluted share) for the 12 months ended December 31, 2001.

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

(2) Basic and diluted loss per share of Common Stock for the year ended December 31, 2002 is computed using the weighted average number of common shares outstanding during the year of 13,385,124.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated financial statements for 2002 include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Reinsurance. Reinsurance recoverables include the balances due from reinsurance companies for paid and unpaid losses and ALAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve the Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk with respect to the individual reinsurers, which participate in its ceded programs to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral in the form of letters of credit or trust accounts for amounts recoverable from reinsurers that are not designated as authorized reinsurers by the domiciliary Departments of Insurance.

Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to adjust its valuation allowance, which would impact the financial position and results of operations. A valuation allowance has been established for approximately the full value of the net deferred tax assets at December 31, 2002.

Premiums. Premiums are recorded as earned over the period the policies to which they apply are in force. Premium deposits represent amounts received prior to the effective date of the new or renewal policy period. The reserve for unearned premiums is determined on a monthly pro-rata basis. Gross premiums include both direct and assumed premiums earned.

Loss and Loss Adjustment Expenses. The Company estimates its liability for losses and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to affect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case reserve estimates for losses reported, adjusted through judgmental formulaic calculations to develop ultimate loss expectations; related estimates of incurred but not reported losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by FAS No.
113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and is estimated using similar techniques.

The Company's determination of loss and LAE reserves involved the projection of ultimate loss and ALAE through the following actuarial techniques:

o     Incurred Development Method
o     Bornhuetter-Ferguson Method
o     Frequency-Severity Method
o     ALAE-to-Indemnity Ratio Method
o     Audit Method

ULAE reserves are projected through a Paid-to-Paid Ratio Method.

For a brief description of each of these techniques, refer to "Business - Loss and LAE Reserves."

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

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made policy forms, which generally provide, at no additional charge, continuing coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated through formula calculations that have been verified by the Company's independent actuarial firm using techniques, which possess elements of both loss reserves and pension liabilities, and thus include additional assumptions for mortality, morbidity, retirement, interest and inflation.

Investments. The Company has designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The fair value of securities is based upon quoted market prices when available. Where market prices or broker quotations are not available, the fair value is estimated based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may be significantly different from the amount that could be realized if the security were sold immediately.

The Company has no securities classified as "trading" or "held-to-maturity." Investments are recorded at the trade date.

A significant estimation inherent in the valuation of investments is the evaluation of other-than-temporary impairments. The Company regularly evaluates the carrying value of its investments based on current economic conditions, past credit loss experience, the length of time and the extent to which the fair value has been less than book value, and other circumstances. Additionally, for certain securitized financial assets with contractual cash flows, Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets," require the Company to periodically update its best estimate of cash flows over the life of the security. If the Company estimates that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, then an other-than-temporary impairment charge is recognized.

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

RISKS AND UNCERTAINTIES

The Company's business is subject to a number of risks and uncertainties, including the following:

The New Jersey Insurance Commissioner Currently Has the Authority to Place MIIX in Supervision, Rehabilitation or Liquidation.

During the quarter ended December 31, 2002, the Company recorded an adjustment of $20.5 million to net loss and LAE reserves. The effect of the latest reserve adjustment was to further erode MIIX's Risk Based Capital ("RBC") to $18.7 million, which is substantially below the Mandatory Control Level specified in the New Jersey insurance statutes. At the Mandatory Control Level, the Insurance Commissioner of the New Jersey Department of Banking and Insurance is authorized to place MIIX in supervision, rehabilitation or liquidation. The Company's insurance subsidiary, MIIX, is in discussions with the New Jersey Insurance Commissioner about potential additional regulatory actions. The Company cannot determine the form of the regulatory supervision that may be instituted by the Commissioner.

If the Company Establishes Inadequate Loss and LAE Reserves, MIIX and LP&C May Face Further Regulatory Action, Including Supervision, Rehabilitation or Liquidation of MIIX.

The Company's reserves for losses and LAE are estimates of amounts needed to pay reported and unreported claims and related LAE. If the Company experiences greater than expected severity or frequency of claims, or both, there is a risk that currently established reserves will prove inadequate. The Company's reserves are set based upon a number of assumptions, including that the Company's loss experience does not further deteriorate. If these assumptions prove wrong, reserves will be inadequate. If reserves are inadequate, this could lead to further regulatory action, including the supervision, rehabilitation or liquidation of the Company. As a result of increased loss severity and frequency of claims, the Company has increased reserves in each of the last three fiscal years. If an additional reserve adjustment is required in the future, the Company will likely be insolvent.

Indemnity Payments in Medical Professional Liability Cases are Rising and There is a Risk that a Very High Jury Award Could be Rendered Against the Company.

During the past several years, the Company has experienced very high jury verdicts and settlements against its insureds and its insureds will, in all likelihood, continue to be subject to high awards in the future. High jury awards lead to high settlement amounts, and both result in increased losses to the Company. This risk is heightened by the failure of states in which the Company does business, particularly New Jersey and Pennsylvania, to enact meaningful tort reform. During 2000, for example, the Company paid two claims of at least $2.0 million in New Jersey. During 2001, the Company paid five claims of at least $2.0 million in New Jersey. During 2002, the Company paid eight claims of at least $2.0 million in New Jersey. These payments indicate a worsening in severity of the New Jersey physician book of business.

The Volatility of the Capital Markets May Further Erode the Value of the Company's Investment Portfolio.

The Company has recognized net investment losses in its investment portfolio of $3.5 million and $2.2 million, respectively, in each of 2002 and 2001 due to declines in investment values of securities held in the portfolio. The Company has also experience reduced investment income due to lower market yields. In addition, the Company began repositioning the portfolio in 2002 to manage the runoff of the Company's insurance subsidiaries. As a result of selling in a declining market, the Company recognized losses on some of the securities it sold. In addition, approximately $263.0 million has been invested in short-term investments to provide for an expected acceleration of claims. If claim payments continue at current levels these short-term investments will be inadequate and the investment portfolio will be diminished faster than anticipated. Further declines in the value of its investment portfolio could impact on the Company's statutory surplus and result in further regulatory action with respect to the Company, including rehabilitation or liquidation of the Company.

The Company's Reinsurance Coverage Could be Impacted By Continued Operating Losses or Additional Loss and ALAE Reserve Adjustments.

The Company has entered into a number of aggregate reinsurance contracts. The contracts in effect provide reinsurance for policies written during 1995 through September 1, 2002 and contain certain provisions related to funds held balances or surplus level that obligate the Company to accept additional reinsurance coverage if the stipulated levels are not maintained. Continued operating losses could result in the Company falling below the stipulated levels and require the Company to accept additional reinsurance coverage. Additional loss and loss reserve adjustments could exceed maximum losses that can be ceded under the terms of the contract in a particular calendar year. The Company would be liable for the full amount of losses and ALAE above the maximum covered by the aggregate reinsurance contracts.

The MIIX Group Common Stock May be Delisted From the New York Stock Exchange.

In March 2003, the New York Stock Exchange ("NYSE") notified The MIIX Group that it no longer satisfied one of the applicable listing criteria and that its stock was subject to delisting. MIIX Group is now below criteria as its total market capitalization is less than $50 million over a 30 trading day period and its stockholder equity is now less than $50 million. The Company is currently subject to oversight by the NYSE as a result of failing to meet the stock price and minimum capitalization requirements in 2002. The Company believes that there is a substantial likelihood that it will not be able to cure these latest deficiencies and that its Common Stock will be delisted from the NYSE in the coming year. If so, The MIIX Group may qualify to trade its Common Stock on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Delisting from the NYSE would likely significantly decrease the liquidity of The MIIX Group Common Stock and make it more difficult for stockholders to sell their Common Stock, which could reduce the trading price and increase transaction costs of trading their shares.

The Company May Not be able to Execute its Business Plan to Diversify its Business.

At the current time, the Company is attempting to diversify its business by providing third party administration and consulting services to medical malpractice companies and other health care organizations. There is no assurance that the Company will be successful in obtaining new customers in connection with their new service business. At the current time, the Company only has one customer, MIIX Advantage, for these services. Even if the Company was to obtain more customers for these services, the Company is required to obtain the approval of the New Jersey Insurance Commissioner. The Company may not receive the Insurance Commissioner's approval of its business strategy.

The Company May Not Be Able to Retain the Key Employees Necessary to Operate the Company.

It is essential that the Company retain qualified key employees to manage the runoff of its insurance subsidiaries, if allowed to continue to do so, and to service MIIX

Advantage. The loss of any of its key executives and/or senior managers may materially, adversely impact the Company's ability to continue to manage its business effectively.

The Company May Not Be Able to Maintain Adequate Cash Flow and Liquidity.

The Company's cash flow has declined significantly over the past two years as a result of increased losses and loss of premium revenue. The Company expects that its cash flow will continue to decline substantially. In addition, given that MIIX's RBC is below the Mandatory Control Level, the New Jersey Insurance Commissioner could take further regulatory action that would have the effect of reducing the Company's cash flow. The Company currently does not have any sources of liquidity other than the revenues from MIIX Advantage, net investment income, proceeds from the sales of securities and reinsurance recoverables. It does not maintain any credit facilities and it is unlikely that it could access the capital markets in the foreseeable future. Any further significant reduction in the Company's cash flow would have a material adverse effect on the Company's financial condition, and could result in bankruptcy or insolvency of the Company. Based on current information, the Company believes that it will have sufficient cash to operate its business this year. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

The Company is Subject to Litigation That Could Have a Material Adverse Effect on Its Financial Condition.

In 2002, a stockholder of the Company filed a putative class action suit against the Company, among other plaintiffs, alleging securities fraud, breaches of fiduciary duty, violations of New Jersey antitrust laws and alleged misrepresentations and omissions of material facts in various of the Company's filings with the SEC. See "Legal Proceedings."

Because of the foregoing risks and uncertainties, the Company's financial statements and the discussion that follows in Management's Discussion and Analysis of Financial Condition and Results of Operation should not be relied upon by investors as predictive of future results.

GENERAL

The following is an overview of the Company's insurance business, which is now in runoff. The Company believes it will assist stockholders in understanding the Company's results of operations, liquidity and capital resources.

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

LOSS AND LAE RESERVES

The determination of loss and LAE reserves involves the projection of ultimate losses through quarterly actuarial analyses of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Management relies primarily on such historical experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves have been and may continue to be revised. The Company increased prior year gross reserves by $161.2 million and $117.9 million in 2002 and 2001, respectively. If prior trends continue, the Company may have to increase gross reserves again in 2003, which could materially adversely impact the Company's financial position and result in the rehabilitation or liquidation of MIIX.

The Company offered traditional occurrence coverage from 1977 through 1986 and offered a form of occurrence-like coverage, "modified claims made," from 1987 to August 31, 2002. Occurrence and modified claims made coverages constituted the majority of the Company's business throughout its history. In recent years, however, the Company increased its claims made business. Development of losses and LAE is longer and slower for occurrence business than claims made business.

Reserves for incurred but not reported claims ("IBNR reserves") have consistently represented the majority of total loss and LAE reserves held by the Company. At December 31, 2002 and 2001, gross IBNR reserves composed 60.5% and 60.1%, respectively, of total gross loss and LAE reserves. The increase in the proportion of IBNR in 2002 is the result of many factors; most notable among them was increased loss severities during 2002. Gross loss and LAE reserves on claims made medical malpractice policies amounted to $395.8 million, or 34.4% of total gross loss and LAE reserves at December 31, 2002, compared to gross loss and LAE reserves on claims made policies of $357.5 million, or 29.9% of total gross loss and LAE reserves at December 31, 2001.

REINSURANCE

The Company currently reinsures its risks primarily under six reinsurance contracts, five Facultative Contracts and an Aggregate Excess of Loss Contract ("Aggregate Contract"). During January 2002, the Company renewed five institutional policies with Facultative Reinsurance Contracts, which reduced the amount of risk that MIIX retained on each policy. The contracts are on a quota share basis; therefore MIIX shares a portion of the premium and loss on each Facultative Reinsurance Contract. The quota share amount that MIIX retains ranges between 25% and 50%.

The Aggregate Contract in 2002 provided coverages on an aggregate excess of loss and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured as a 65% loss and allocated loss adjustment expense ratio ("loss and ALAE ratio"). Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $100 million. The Company has maintained aggregate excess of loss coverage generally similar to that described above since 1993.

The Company's aggregate reinsurance contracts are maintained on a funds withheld basis, whereby the Company holds the ceded premiums in a funds withheld account for the purpose of paying losses and related ALAE. Interest charges are credited on funds withheld at predetermined contractual rates. Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX or its predecessor, Medical Inter-Insurance Exchange of New Jersey, fall below B+. On March 22, 2002, A.M. Best lowered the rating of MIIX, to C+ and MIIX withdrew from the interactive rating process with A.M. Best. As a result of the downgrade, reinsurers requested that assets supporting the funds withheld account be placed in a trust. The Company has established the required trust accounts in accordance with these contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX or its predecessor, Medical Inter-Insurance Exchange of New Jersey is obligated to accept. For contract years beginning November 1, 1999 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 1999, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. As of December 31, 2002, 2001 and 2000, no funds withheld balances were below $500,000 or in a loss position.

UNDERWRITING EXPENSES

The Company's underwriting expenses decreased during 2002 primarily due to the Company having ceased insurance operations resulting in reduced commissions, premium taxes, and a reduction in compensation and benefits resulting from downsizing actions taken during 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET PREMIUMS EARNED. Net premiums earned were $100.2 million in 2002 compared to $146.9 million in 2001, a decrease of approximately $46.7 million or 31.8%. This net decrease is composed of decreased direct, assumed and ceded premiums earned. Direct premiums earned decreased $54.4 million or 25.4% to $159.5 million in 2002 from $213.9 million in 2001 primarily due to ceasing insurance operations, commutations and cancellation activity during the last nine months of 2002. Direct earned premiums were impacted by the return of approximately $4.9 million associated with the commutation of a large institutional policy during the fourth quarter of 2002. Assumed premiums earned decreased by $0.4 million or 100.0% to $0 from $0.4 million in 2001 primarily due to nonrenewal of a large poorly performing excess of loss reinsurance contract effective January 1, 2001. Ceded premiums earned decreased by $8.1 million or 12.1% to $59.3 million in 2002 from $67.5 million in 2001 primarily due to lower direct earned premium, offset by additional ceded premiums of $44.8 million associated with the reserve adjustment during 2002 as compared to $40.1 million associated with the reserve adjustment during 2001.

Total premiums written in 2002 were $96.2 million, a decrease of $135.7 million, or 58.5% from total premiums written of $231.9 million in 2001. The net decrease in total premiums written is primarily due to the Company's cessation of writing or renewing premiums in all states, in accordance with each state's specific non-renewal requirements.

The Company will earn substantially less premiums in 2003 because it has ceased writing new insurance policies other than endorsements and tail coverage as of September 1, 2002.

NET INVESTMENT INCOME. Net investment income decreased $19.4 million, or 24.2%, to $60.8 million in 2002 from $80.2 million in 2001. The decrease was primarily attributable to the combined effects of lower market yields and a decrease in average invested assets resulting mainly from claims payments and a corresponding increase in average short-term investments held during 2002. Because two of the Company's insurance subsidiaries, MIIX and LP&C, are in solvent runoff, the Company is modifying its investment portfolio to (1) manage an expected increase in accelerated claims and a lower invested asset base and
(2) improve the overall average credit quality of the portfolio. This modification involves selling the portfolio's longer duration securities, opportunistically selling below investment grade holdings and using the proceeds to acquire shorter duration, high quality securities. The Company is attempting to modify the duration and credit quality of the portfolio, however, at a time when the market is extremely volatile. Accordingly, the Company has experienced and may potentially experience losses primarily in the sale of its below investment-grade securities.

Average invested assets at amortized cost decreased to approximately $1.15 billion in 2002 from $1.26 billion in 2001. The average pre-tax yield on the investment portfolio decreased to 5.31% in 2002 from 6.38% in 2001 primarily as the result of lower market yields and an increase in short-term investments held during 2002 for the reasons set forth above.

REALIZED INVESTMENT GAINS AND LOSSES. Net realized investment losses increased $1.3 million, or 61.2%, to net realized investment losses of $3.5 million in 2002 compared to net realized investment losses of $2.2 million in 2001. In 2002,net realized gains of approximately $13.4 million were recognized primarily due to sales of fixed maturity investments as a result of investment portfolio modifications and recognized approximately $16.9 million of losses related to other-than-temporary declines in investment values, of which $8.9 million was attributable to collateralized bond obligations and $4.8 million was associated with United Airlines corporate bonds. In 2001, $19.7 million of net realized gains were taken primarily from continued repositioning of the portfolio, offset by $21.8 million of losses related to other-than-temporary declines in investment values, including $8.1 million ($5.3 million net of tax) resulting from activity following adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" effective April 1, 2001. EITF 99-20 established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets.

OTHER REVENUE. Other revenue decreased $1.0 million, or 11.8%, to $7.4 million in 2002 compared to $8.4 million in 2001. This net decrease is composed of (1) a decrease of approximately $2.4 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, HNL, effective April 30, 2002,
(2) an increase of $1.7 million associated with management services and related contracts with MIIX Advantage, which commenced insurance operations on September 1, 2002 and (3) a net decrease of approximately $0.3 million attributable to other non-insurance business activity.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE). Losses and LAE decreased $54.3 million, or 21.6%, to $196.5 million in 2002 from $250.8 million in 2001. Losses and LAE were net of ceded losses and LAE of $115.3 million in 2002 and $97.5 million in 2001. The ratio of net losses and LAE to net premiums earned increased to 196.1% in 2002 from 170.8% in 2001.

As a result of a reserve study conducted by the Company and the annual external actuarial review, the Company recorded a $20.5 million net adjustment to loss and LAE reserves for the fourth quarter ended December 31, 2002 to maintain the loss and LAE reserve at management's best estimate levels. Loss and LAE reserve for the quarter ended December 31, 2002 included an increase to direct and assumed loss and LAE reserves of $85.1 million reduced by ceded loss and ALAE reserves of $64.6 million. Adjustments to direct and assumed loss and LAE reserves included a net increase in Pennsylvania hospitals of $42.0 million, a net increase to New Jersey physicians business of $34.7 million, a decrease to Pennsylvania physicians of $6.1 million and a net increase to all other states hospitals and physicians business of $10.1 million and $4.4 million, respectively. The net adjustment primarily reflects adverse severity trends, and to a certain extent acceleration of claims, particularly with respect to Pennsylvania hospital claims and to New Jersey physicians for coverage years prior to 1999.

Through the nine months ended September 30, 2002, reserve adjustments had been made to maintain the loss and LAE reserve at management's best estimate levels. The reserve adjustments recorded for the three months ending September 30, 2002 followed from an internal study conducted by the Company. Loss and LAE reserves for the quarter ended September 30, 2002 included a net increase to direct and assumed loss and ALAE reserves of $30.7 million and a net decrease to ULAE reserves of $24.1 million. Ceded loss and ALAE reserves were increased by $11.2 million. Adjustments to direct and assumed loss and ALAE reserves included a net increase in Pennsylvania hospital reserves of $23.5 million, a net decrease in Pennsylvania physician reserves of $9.5 million, a net decrease in New Jersey physician reserves of $0.8 million, and a net increase in reserves held on all other business, written primarily in Texas and Ohio, of $17.5 million. The net adjustment primarily reflected adverse severity trends, particularly with respect to Pennsylvania hospital claims, somewhat offset by better than expected activity in the 2002 coverage year. The net adjustment to ULAE reserves primarily reflected the greater level of claims activity associated with claims made business written in recent years. Claims made business generally has a shorter development tail than occurrence policies, so the duration of anticipated future claim handling activity, and claim activity costs per dollar of indemnity payment, diminished.

For the three months ending March 31, 2002, the Company strengthened loss reserves based on updated actuarial information, which became available as of March 31, 2002. The Company recorded a $29.5 million net adjustment to loss and LAE reserves as of March 31, 2002. Prior year gross and ceded loss and LAE reserves were increased by $54.5 million and $25.0 million, respectively. The strengthening in prior year gross loss and LAE reserves consists of $31.3 million attributable to physician business written by LP&C for the coverage years of 1998-2001, $31.3 million related to New Jersey physicians primarily for business earned during 1994-1996, and other increases of $8.0 million relating primarily to Pennsylvania institutional business for the 1999-2001 coverage years. These increases were partly offset by reductions in prior year gross loss and LAE reserves of $9.5 million related to Pennsylvania physician business earned primarily during 1998 and 1999 and $6.6 million related to New Jersey physician business earned during 2001, reflecting the Company's recent improvements in underwriting, risk selection and pricing disciplines.

As a result of reserve studies conducted by the Company, the Company's outside actuary and a second actuarial firm specializing in medical malpractice reserving, the Company recorded a $64.5 million net adjustment to loss and LAE reserves as of December 31, 2001. During 2001, the Company increased direct and assumed prior year loss and LAE reserves of $113.1 million and $4.8 million, respectively. During 2001, ceded reserves associated with the Company's aggregate reinsurance contracts increased by $61.7 million. The increase in prior year loss and LAE reserves resulted from three primary factors: increased loss severity, particularly in the Pennsylvania institutions and New Jersey physicians book; adverse development in the form of additional frequency and severity relating to physicians business in certain states, primarily in Pennsylvania, Texas and Ohio; and adverse development associated with reserves held on an assumed excess of loss reinsurance contract which was non-renewed January 1, 2001. The increase in current year loss and LAE reserves resulted primarily from increased severity levels and reduced profitability indications from prior accident years.

UNDERWRITING EXPENSES. Underwriting expenses decreased $14.0 million, or 29.7%, to $33.1 million in 2002 from $47.1 million in 2001. This decrease is primarily due to the effects of discontinued insurance operations, with reduced commissions, premium taxes and a reduction in compensation and benefits resulting from downsizing actions taken during 2002. The ratio of underwriting expenses to net premiums earned increased to 33.1% in 2002 from 32.1% in 2001. The increase resulted primarily from lower net earned premiums which was impacted by additional ceded premiums associated with additional losses ceded under the Company's aggregate reinsurance contracts.

FUNDS HELD CHARGES. Funds held charges increased $11.7 million, or 27.6%, to $54.2 million in 2002 from $42.5 million in 2001. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, and represent balances due to reinsurers which are withheld as collateral for losses and ALAE ceded under the contracts. Funds held charges increased $30.0 million resulting from adjustments made to ceded loss and ALAE reserves and ceded premiums recorded during the first, third and fourth quarters of 2002. In 2001 funds held charges increased $19.8 million resulting from changes to loss reserves, ceded losses and ceded premiums during 2001.

Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses increased $0.1 million, or 1.5%, to $3.5 million in 2002 from $3.4 million in 2001. This net increase is primarily due to increased costs resulting from management services provided to MIIX Advantage, which commenced operations on September 1, 2002, offset by the sale of substantially all the assets of the Company's leasing subsidiary, HNL, effective April 30, 2002.

RESTRUCTURING CHARGE. The Company announced in March, 2002 that LP&C's operations would be placed into runoff and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis. No such event occurred during 2001.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, NET OF TAX. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized as an expense, but instead reviewed and tested for impairment under a fair value approach. The cumulative effect of adopting SFAS No. 142 was a charge of $2.4 million on January 1, 2002. On April 1, 2001, the Company adopted EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets. The cumulative effect of adopting EITF 99-20 was $5.3 million, net of $2.8 million tax, on April 1, 2001.

INCOME TAXES. An income tax benefit of $11.2 million was recorded in 2002, as compared to an income tax expense of $41.9 million in 2001. The tax benefit resulted from the recognition of a net operating loss carryback due to a tax law change enacted during 2002. This benefit was net of an increase in the valuation allowance of $29.7 million during 2002. At December 31, 2001, the Company recorded a $95.1 million valuation allowance against the net deferred tax asset in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," offset by an increase in pre-tax loss of $52.0 million resulting in an increased tax benefit of $18.2 million at a 35% tax rate, a tax contingency reserve release of $10.2 million, and a net increase in taxes of $2.9 million in other items including $1.0 million due to lower tax exempt interest. The release of the tax contingency reserve resulted from the establishment of the valuation allowance, at full value.

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

As a result of reserve studies conducted by the Company, the Company's outside actuary and a second actuarial firm specializing in medical malpractice reserving, the Company recorded a $64.5 million net adjustment to loss and LAE as of December 31, 2001. During 2001, the Company increased direct and assumed prior year loss and LAE reserves of $113.1 million and $4.8 million, respectively. During 2001, ceded reserves associated with the Company's aggregate reinsurance contracts increased by $61.7 million. The increase in prior year loss and LAE reserves resulted from three primary factors: increased loss severity, particularly in the Pennsylvania institutions and New Jersey physicians book; adverse development in the form of additional frequency and severity relating to physicians business in certain states, primarily in Pennsylvania, Texas and Ohio; and adverse development associated with reserves held on an assumed excess of loss reinsurance contract which was non-renewed January 1, 2001. The increase in current year loss and LAE reserves resulted primarily from increased severity levels and reduced profitability indications from prior accident years.

During 2000, loss and LAE were significantly impacted by the reserve strengthening actions taken by the Company at June 30, 2000 that resulted from a loss and LAE study conducted by the Company. Following the reserve study, gross loss and LAE reserves were increased by $92.4 million, including $48.4 million for 1999 and prior accident years and $14.0 million for accident year 2000. Ceded loss and LAE reserves were increased by $22.3 million. Net loss and LAE reserves were increased by $70.1 million. The increase in loss and LAE reserves in 2000 resulted from three primary factors: increased loss severity combined with a lengthened loss development period on the New Jersey physician book; greater than expected loss frequency and severity on the Pennsylvania physician and institutional book; and greater than anticipated loss frequency and, particularly, severity in the Company's book of physician and institutional business outside of New Jersey and Pennsylvania.

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

FUNDS HELD CHARGES. Funds held charges increased $35.0 million, or 466.2%, to $42.5 million in 2001 from $7.5 million in 2000. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, for which balances due to reinsurers are withheld as collateral for losses and LAE ceded under the contracts. Funds held charges increased $19.8 million resulting from adjustments to loss reserves, ceded losses and ceded premiums during 2001. Funds held charges during 2000 decreased by $13.2 million as a result of adjustments to loss reserves, ceded losses and ceded premiums during 2000. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

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

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and revenues from its non-insurance operations. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not deemed adequate in relation to its outstanding liabilities and adequate to meet its financial needs, or the insurer is determined to be in a hazardous financial condition. In that regard, because of losses recorded as of December 31, 2002, MIIX's RBC is currently at the Mandatory Control Level. At that level, the Insurance Commissioner of the New Jersey Department of Banking and Insurance is authorized to place MIIX in supervision, rehabilitation or liquidation.

Insurance regulations permit the Insurance Commissioner to allow an insurer, like MIIX, that is writing no new insurance policies and which is running off its existing insurance policies to continue its runoff under the supervision of the Commissioner. However, no assurance can be given that the Commissioner will allow MIIX to continue to runoff its business. The Company's other insurance subsidiaries are organized and subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by the Company's other insurance subsidiaries without prior approval of the applicable insurance department. During the first quarter of 2002, the New Jersey Department of Banking and Insurance approved a $2.1 million dividend payment from MIIX to the MIIX Group. The MIIX Group does not expect that MIIX will have the ability to declare and pay dividends to the MIIX Group to meet its operating needs, except to the extent that the New Jersey Department of Banking and Insurance specifically approves dividend payments in the future. The Company cannot provide assurance that the Department will approve further dividend payments. If it does not, the Company may not be able to continue in business.

The New Jersey Department of Banking and Insurance on May 3, 2002 approved MIIX's new business plan which provided for the Company to be placed into voluntary solvent runoff effective May 3, 2002. The Virginia Bureau of Insurance placed LP&C in solvent runoff effective February 22, 2002 and approved its plan on May 10, 2002. MIIX and LP&C ceased writing business in all states in accordance with each state's specific withdrawal requirements. As a result, the Company expects that cash flow from operations in the future will continue to be negative, as payments of outstanding claims and expenses exceed its revenues from MIIX Advantage and net investment income. In 2002, the Company entered into a management contract and other financial arrangements with a newly formed physician-supported medical malpractice insurance company. The revenues from these agreements and investment income will be the Company's only source of revenues in the foreseeable future. The Company plans to grow its consulting business by providing similar services to self-insured entities and other health care provider owned insurers. In order to do so, it will need the approval of the New Jersey Department of Banking and Insurance. The Company cannot assure stockholders that such approval will be forthcoming.

On May 23, 2002, the Company repaid the $9.1 million loan balance under a credit facility with Amboy National Bank largely with the proceeds from the sale of substantially all the net assets of HNL. Thereafter, the credit facility closed. The Company's $9.1 million fixed-maturity investments in Amboy National Bank matured and the funds were reinvested in short-term securities. The Company currently does not have any bank financing.

The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance, revenues from non-insurance operations and unearned premium. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow (used in)/provided by operating activities were approximately ($180.6) million, ($23.6) million and $59.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in cash flow during 2002 was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of several higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium offset, in part, by a federal income tax refund and proceeds from the sale of substantially all of the assets of HNL. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. Because the Company ceased writing insurance policies, cash flow is expected to decrease substantially. The Company's cash flow could be further impacted adversely as a result of MIIX being subject to mandatory control. The Company cannot determine the impact on cash flow of further regulatory actions by the New Jersey Department of Banking and Insurance. See "Business - Recent Developments" and ""Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

The Company, through the normal course of operations, entered into contractual obligations relating to leases for premises and equipment. The following table details the Company obligations for the years presented.

                                   Less Than 1      1-3 Years      More Than 3
                         Total         Year                            Years
  Operating leases:
   (in thousands)

     Equipment           $  391       $  293           $ 98             $0
     Premises               793          767             26              0
  Total                  $1,184       $1,060           $124             $0

The Company's cash flow could be further impacted by actions taken by the insurance department regulators of New Jersey and Virginia. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties." See "Business - Business Strategy" and "Business - Regulation - Risk-Based Capital."

The Company investments consist primarily of fixed-maturity securities. The Company's current investment strategy seeks to maximize after-tax income through holding an investment grade, intermediate term, diversified, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company currently plans to continue this strategy. Approximately $263.0 million has been set aside in short-term investments to provide for acceleration of claims. If claim payments continue at current levels these funds will be inadequate and the investment portfolio will be diminished faster than anticipated. Any diminution of the investment portfolio will reduce net investment income. At December 31, 2002, the portfolio had an average credit quality of "AA," an average duration of 3.5 years, and an annualized yield of 5.3%.

At December 31, 2002 and 2001, the Company held collateral of $332.7 million and $374.2 million, respectively, in the form of funds held, and $161.2 million and $166.5 million, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in control. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. The Company does not anticipate a material impact on the Company's financial condition or results of operations from placing the funds withheld in trust. In accordance with the provisions of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the year incurred.

During August 1999, the Company approved a stock repurchase program authorizing the purchase of up to 1,000,000 shares of its Common Stock in the open market. During November 1999, the program was amended, authorizing the purchase of up to an additional 2,000,000 shares. Through December 31, 2000, 3,000,000 shares had been repurchased at a total cost of $39.3 million and 25,933 shares have been issued from treasury at a value of $0.4 million. No stock was repurchased under the stock repurchase program during 2001 or during 2002. The Company does not expect to repurchase any additional common stock under this program.

During 2001, The MIIX Group repurchased 84,178 shares at a value of approximately $0.7 million related to the resignation of a former executive officer of the Company. During 2002, certain current and former officers tendered 110,061 shares in the aggregate of The MIIX Group Common Stock and exercised 101,591 stock appreciation rights, which were designated as phantom stock options in the respective agreements. These tenders and additional loan repayments reduced the stock purchase and loan balances of the officers by approximately $1.8 million in the aggregate. All transactions were recorded at the fair market value of the MIIX Group Common Stock on the effective date of the respective transactions.

MARKET RISK OF FINANCIAL INSTRUMENTS

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. Through the Company's investment portfolio, it is exposed to risks related to unforeseen changes in interest rates, credit quality, prepayments and valuations. The Company uses analytical tools and monitoring systems to continually assess and react to each of these elements of market risk.

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

The tables below provide, as of December 31, 2002 and 2001, information about the Company's fixed maturity investments, which are sensitive to changes in interest rates, showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.

At December 31, 2002:

                                                     Expected Maturity Date
                        ----------------------------------------------------------------------------------     Total
                                                         (In thousands)                                       Principal
                            2003          2004           2005          2006          2007       Thereafter     Amounts    Fair Value
                        -----------   -----------    -----------   -----------   -----------    ----------   ----------   ----------
Government & Agency     $     8,066   $    15,780    $     3,195   $    14,645   $    14,515    $   53,930   $  110,131   $  119,850
- Average Yield ...            4.30%         3.60%          2.97%         3.81%         3.43%         5.36%        4.38%
Corporate .........     $     8,475   $    18,600    $    11,750   $    19,625   $    23,900    $  217,279   $  299,629   $  285,183
- Average Yield ...            7.62%         6.79%          5.16%         5.24%         4.45%         5.95%        5.82%
Mortgage-Backed ...     $         0   $         0    $        54   $     2,688   $         0    $  171,970   $  174,712   $  181,347
- Average Yield ...            0.00%         0.00%          6.73%         5.60%         0.00%         6.10%        6.10%
Asset-Backed ......     $         0   $       212    $         0   $     6,411   $     1,637    $  191,605   $  199,865   $  202,200
- Average Yield ...            0.00%         5.84%          0.00%         5.01%         6.89%         6.21%        6.19%
                        -----------   -----------    -----------   -----------   -----------    ----------   ----------   ----------
TOTALS ............     $    16,541   $    34,592    $    14,999   $    43,369   $    40,052    $  634,784   $  784,337   $  788,580

At December 31, 2001:

                                                     Expected Maturity Date
                        ----------------------------------------------------------------------------------      Total
                                                         (In thousands)                                       Principal
                            2002          2003           2004          2005          2006       Thereafter     Amounts    Fair Value
                        -----------   -----------    -----------   -----------   -----------    ----------   ----------   ----------
Government & Agency     $    10,630   $     1,766    $     5,470   $         0   $         0    $   40,748   $   58,614   $   62,604
- Average Yield ...            1.76%         3.08%          3.88%         0.00%         0.00%          5.8%        4.84%
Corporate .........     $    36,100   $    35,595    $    45,795   $    50,728   $    44,649    $  245,229   $  458,096   $  432,090
- Average Yield ...            3.80%         4.17%          6.02%         9.70%         6.15%         8.23%        7.25%
Mortgage-Backed ...     $     2,371   $    10,818    $     9,172   $    34,274   $    13,503    $  211,918   $  282,056   $  279,797
- Average Yield ...            6.92%         5.15%          6.07%         6.06%         5.43%         6.31%        6.19%
Asset-Backed ......     $    21,294   $    13,411    $    37,346   $    11,162   $    27,343    $   48,327   $  158,883   $  158,361
- Average Yield ....           4.13%         5.66%          5.89%         6.95%         5.93%         6.44%        5.89%
Municipal .........     $         0   $         0    $         0   $         0   $     5,420    $  120,765   $  126,185   $  122,082
- Average Yield ...            0.00%         0.00%          0.00%         0.00%         4.05%         5.04%        4.99%
                        -----------   -----------    -----------   -----------   -----------    ----------   ----------   ----------
TOTALS ............     $    70,395   $    61,590    $    97,783   $    96,164   $    90,915    $  666,987   $1,083,834   $1,054,934

At December 31, 2002, the Company had net after-tax unrealized gains on its fixed maturity investment portfolio of $17.3 million. The net after-tax unrealized gains of $17.3 million on the fixed maturity portfolio represented 73.7% of total shareholders' equity gross of net after-tax unrealized losses on investments. The net unrealized gains were the result of the decline in market interest rates during 2002, 2001 and 2000.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at December 31, 2002 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of both assets and liabilities in order to minimize mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

In addition to interest rate risk, fixed maturity securities like those comprising the Company's investment portfolio involve other risks such as default or credit deteriorating quality. The Company manages these issues by limiting the amount of higher risk corporate obligations (determined, among other variables, by credit rating assigned by private rating agencies) in which it invests.

Approximately 49% of the investment portfolio is concentrated in mortgage-backed and asset-backed securities. Mortgage-backed and asset-backed securities involve similar risks associated with fixed maturity investments: interest rate risk, reinvestment rate risk and default or credit risk. In addition, mortgage-backed and asset-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. The Company purchases mortgage-backed and asset-backed securities structured to enhance credit quality and/or provide prepayment stability. Short term investments are composed of highly rated money market instruments.

The Company also holds a portfolio of equity investments. At December 31, 2002, the cost and fair value of equity investments was $4.8 million and $5.2 million, respectively. At December 31, 2001, the cost and fair value of equity investments was $7.1 million and $6.6 million, respectively. A 10% decline in value of the equity investments at December 31, 2002 would result in after-tax accumulated unrealized gains on equity investments of $0.4 million or 1.6% of total stockholders' equity gross of net after-tax unrealized gains on investments.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are included in Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules on page F-1 are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Directors of the Company.

      This information is incorporated by reference to the Proxy Statement under the heading "Election of Directors."

(b)   Executive Officers of the Company.

      See Part I of this Form 10-K.

(c)   Section 16(a) Beneficial Ownership Reporting Compliance.

      This information is incorporated by reference to the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the headings "Executive Compensation" and "Compensation Committee Report on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement under the heading "Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners."

The following table provides certain information with respect to the Company's equity compensation plans in effect as of December 31, 2002:

                      Equity Compensation Plan Information

                                                                                           (c)
                                                                                  Number of securities
                                                                                  remaining available
                                          (a)                                     for future issuance
                                   Number of securities           (b)               under equity
                                    to be issued upon       Weighted-average      compensation plans
                                       exercise of          exercise price of          (excluding
                                   outstanding options,    outstanding options,   securities reflected
Plan Category                      warrants and rights     warrants and rights        in column (a))
-------------                      -------------------     -------------------        --------------
Equity compensation plans
approved by security holders             848,962*                $8.28                   1,367,536

Equity compensation plans
not approved by security holders               0                     0                           0
                                         -------                 -----                   ---------

Total                                    848,962*                $8.28                   1,367,536

* Does not include outstanding restricted stock awards

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, and with the participation of management, The MIIX Group's Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports The MIIX Group files under Section 15(d) of the Securities Exchange Act.

There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) and (d)

      The required schedules filed as part of this Report are identified on the Index to Financial Statements on page F-1 of this Report. The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) and (c)

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

3.2+ Amended and Restated By-Laws of The MIIX Group, Incorporated, amended June 12, 2002.

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

10.1 Lease By and Between the Medical Society of New Jersey and New Jersey State Medical Underwriters, Inc. dated October 1, 2000 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 (file no. 001-14593)).

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

10.55* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Catherine E. Williams, dated October 31, 2001 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.56* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Patricia A. Costante, dated December 19, 2001 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.58* Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Catherine E. Williams, entered into and effective October 31, 2001 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.60 First Amendment to Lease Agreement between Medical Society of New Jersey and New Jersey State Medical Underwriters, Inc. effective February 5, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.62*+ The MIIX Group, Incorporated and New Jersey State Medical Underwriters, Inc. Employee Retention Incentive Plan.

10.63* First Amendment and Allonge to Note between the MIIX Group, Incorporated and Patricia A. Costante, entered into March 5, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.64* First Amendment and Allonge to Note between the MIIX Group, Incorporated and Edward M. Grab, entered into March 5, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.65* Stock Loan Repayment Agreement by and between Patricia A. Costante and The MIIX Group, Incorporated, entered into March 5, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.66* Stock Loan Repayment Agreement by and between Edward M. Grab and The MIIX Group, Incorporated, entered into May 5, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 31, 2002 (file no. 001-14593)).

10.67* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and William G. Davis, Jr., dated March 19, 2002 (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 15, 2002 (file no. 001-14593)).

10.68* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Verice M. Mason, dated March 19, 2002 (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 15, 2002 (file no. 001-14593)).

10.69* Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and William G. Davis, Jr., entered into and effective March 19, 2002 (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 15, 2002 (file no. 001-14593)).

10.70* Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Verice M. Mason, entered into and effective March 19, 2002 (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 15, 2002 (file no. 001-14593)).

10.71 Severance Agreement between The MIIX Group, Incorporated, New Jersey Medical Underwriters, Inc. and Stewart J. Gerson dated July 3, 2002 (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002 (file no. 001-14593)).

10.72 Combined Quota Share and Aggregate Excess of Loss Reinsurance Agreement made and entered into by and between MIIX Insurance Company and Hannover Reinsurance (Ireland) Limited/ E + S Reinsurance (Ireland) Limited (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (file no. 001-14593)).

10.73 Commutation and Release Agreement by and between Health Care Indemnity, Inc. and Lawrenceville Property & Casualty Company and MIIX Insurance Company (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (file no. 001-14593)).

10.74 Employment Agreement between and among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Allen G. Sugerman dated October 16, 2002 (incorporated by reference to the exhibit filed with the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002 (file no. 001-14593)).

10.75*+ Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc., and James P. Roynan.

10.76*+ Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and James P. Roynan.

10.77+ Trust Agreement among MIIX Insurance Company, Eisen Und Stahl Reinsurance and Mellon Bank, N.A., entered into May 13, 2002.

10.78+ Trust Agreement among MIIX Insurance Company, Underwriters Reinsurance Company (Barbados) Inc., and Mellon Bank, N.A., entered into May 7, 2002.

10.79+ Trust Agreement among MIIX Insurance Company, London Life and Casualty Reinsurance Corporation, and Mellon Bank, N.A., entered into May 7, 2002.

10.80+ Trust Agreement among MIIX Insurance Company, Hannover Reinsurance (Ireland) Ltd., and Mellon Bank, N.A., entered into May 7, 2002.

10.81+ Trust Agreement among MIIX Insurance Company, Swiss Reinsurance America Corporation, and Mellon Bank, N.A., entered into May 7, 2002.

10.82 Management Services Agreement, dated as of August 28, 2002 by and among the MIIX Group, Inc., New Jersey State Medical Underwriters, Inc., MIIX Advantage Holdings, Inc. and MIIX Advantage Insurance Company of New Jersey (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 2002 (file no. 001-14593)).

10.83 Non-Competition and Renewal Rights Agreement, dated as of August 28, 2002 by and among the MIIX Group, Inc., MIIX Insurance Company, New Jersey State Medical Underwriters, Inc., MIIX Advantage Holdings, Inc. and MIIX Advantage Insurance Company of New Jersey (incorporated by reference to Exhibit 99.2 to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 2002 (file no. 001-14593)).

10.84 Intellectual Property License Agreement, dated as of August 28, 2002 by and among New Jersey State Medical Underwriters, Inc., MIIX Advantage Holdings, Inc. and MIIX Advantage Insurance Company of New Jersey (incorporated by reference to Exhibit 99.3 to the registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 2002 (file no. 001-14593)).

10.85+ Reimbursement Agreement dated as of August 28, 2002 by and among MIIX Advantage Insurance Company of New Jersey, MIIX Advantage Holdings, Inc. and MIIX Insurance Company.

11 No statement regarding the computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

21.1 Subsidiaries of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

23.1+     Consent of Independent Auditors.

99.1+ Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+ Certification of Interim Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*     Represents a management contract or compensatory plan or arrangement.

+     Filed herewith.

(b)   Reports on Form 8-K

      A current report on Form 8-K, dated November 14, 2002, was filed by the Company to provide a current Financial Supplement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MIIX GROUP, INCORPORATED

                                        By: /s/ PATRICIA A. COSTANTE
                                           -------------------------------------
                                                   Patricia A. Costante
                                           Chairman and Chief Executive Officer

                                                     March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                   Title                       Date
         ----                                   -----                       ----
/s/ PATRICIA A. COSTANTE            Chairman and Chief Executive
---------------------------         Officer
Patricia A. Costante                (principal executive officer)      March 31, 2003

/s/ ALLEN G. SUGERMAN
----------------------------        Interim Chief Financial Officer
Allen G. Sugerman                   (principal financial and
                                    accounting officer)                March 31, 2003

/s/ ANGELO S. AGRO                  Director
----------------------------
Angelo S. Agro, M.D.                                                   March 31, 2003

/s/ HARRY M. CARNES                 Director
----------------------------
Harry M. Carnes, M.D.                                                  March 31, 2003

/s/ PAUL J. HIRSCH                  Director
----------------------------
Paul J. Hirsch, M.D.                                                   March 31, 2003

/s/ A. RICHARD MISKOFF              Director
----------------------------
A. Richard Miskoff, D.O.                                               March 31, 2003

/s/ CARL RESTIVO, JR.               Director
----------------------------
Carl Restivo, Jr., M.D.                                                March 31, 2003

/s/ MARTIN L. SORGER                Director
----------------------------
Martin L. Sorger, M.D.                                                 March 31, 2003

/s/ BESSIE M. SULLIVAN              Director
----------------------------
Bessie M. Sullivan, M.D.                                               March 31, 2003

                              CERTIFICATION OF THE
                             CHIEF EXECUTIVE OFFICER

I, Patricia A. Costante, certify that:

1. I have reviewed this annual report on Form 10-K of The MIIX Group, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/ Patricia A. Costante
                                        ----------------------------------------
                                        Chairman and Chief Executive Officer

                              CERTIFICATION OF THE
                             CHIEF FINANCIAL OFFICER

I, Allen G. Sugerman, certify that:

1. I have reviewed this annual report on Form 10-K of The MIIX Group, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                    /s/ Allen G. Sugerman
                                        ----------------------------------------
                                        Interim Chief Financial Officer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----

Report of Independent Auditors..............................................F- 2
Consolidated Balance Sheets as of December 31, 2002 and 2001................F- 3
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................................F- 4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2002...................................................F- 5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................................F- 6
Notes to Consolidated Financial Statements..................................F- 7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties............................................F-29
Schedule II -- Condensed Financial Information of Registrant................F-30
Schedule V -- Valuation and Qualifying Accounts.............................F-34

(ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE OMITTED FOR THE REASON THAT THEY ARE NOT APPLICABLE OR THE INFORMATION IS OTHERWISE CONTAINED IN THE FINANCIAL STATEMENTS).

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The MIIX Group, Incorporated

We have audited the accompanying consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules referred to at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MIIX Group, Incorporated and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The Company has prepared the accompanying financial statements assuming the Company will continue as a going concern. As more fully described in Notes 3 and 9, the Company's net worth has been significantly reduced as a result of the increases reported in the liability for unpaid losses and LAE, limiting financial flexibility and triggering exposure to regulatory control by the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance. The Company's loss experience has been subject to significant unexpected variability, the continuation of which, among other things,(including but not limited to the litigation discussed in Note 8)could cause insolvency. The potential consequences of these conditions and those described in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, during 2002 the Company changed its method of accounting for goodwill, and during 2001 the Company changed its method of accounting for certain investments.

                                        ERNST & YOUNG LLP

New York, New York
March 21, 2003

                          THE MIIX GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2002          2001
                                                              ----------    ----------
                                     ASSETS

Securities available-for-sale:
  Fixed maturity investments, at fair value (amortized cost:
     2002 - $771,414; 2001 - $1,061,499)....................  $  788,580    $1,054,934
  Equity investments, at fair value (cost: 2002 - $4,804;
     2001 - $7,081).........................................       5,187         6,623
  Short-term investments, at cost which approximates fair
     value..................................................     262,537       166,501
                                                              ----------    ----------
      Total investments.....................................   1,056,304     1,228,058
Cash........................................................       4,667         2,029
Accrued investment income...................................       8,339        13,261
Premium receivable, net.....................................       7,602        20,546
Reinsurance recoverable on unpaid losses....................     457,005       463,275
Prepaid reinsurance premiums................................       3,053        16,067
Reinsurance recoverable on paid losses, net.................      31,822        51,632
Deferred policy acquisition costs...........................       1,016         4,416
Net investment in direct financing leases...................           0        32,101
Other assets................................................      47,055        64,478
                                                              ----------    ----------
      Total assets..........................................  $1,616,863    $1,895,863
                                                              ==========    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES

Unpaid losses and loss adjustment expenses..................  $1,151,635    $1,196,998
Unearned premiums...........................................      25,262        88,598
Premium deposits............................................         209        18,928
Funds held under reinsurance treaties.......................     332,741       374,156
Notes payable and other borrowings..........................           0        10,699
Other liabilities...........................................      65,750        74,998
                                                              ----------    ----------
      Total liabilities.....................................   1,575,597     1,764,377

Commitments and Contingent Liabilities (Note 8)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized, no shares issued and outstanding.............           0             0
Common stock, $0.01 par value, 100,000,000 shares
   authorized, 16,538,005 shares issued,(2002 - 13,382,173
   shares outstanding; 2001 - 13,479,760 shares outstanding)         166           166
Additional paid-in capital..................................      53,909        53,927
Retained earnings...........................................      13,323       129,307
Treasury stock, at cost (2002 - 3,155,832 shares;
    2001 - 3,058,245 shares)................................     (40,199)      (39,631)
Stock purchase loans and unearned stock compensation........      (3,662)       (5,444)
Accumulated other comprehensive income (loss)...............      17,729        (6,839)
                                                              ----------    ----------
      Total stockholders' equity............................      41,266       131,486
                                                              ----------    ----------
      Total liabilities and stockholders' equity............  $1,616,863    $1,895,863
                                                              ==========    ==========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
REVENUES
Net premiums earned........................................ $ 100,220   $ 146,852   $ 184,062
Net investment income......................................    60,838      80,193      85,158
Realized investment losses.................................    (3,521)     (2,184)     (4,156)
Other revenue..............................................     7,439       8,439       7,452
                                                            ---------   ---------   ---------
          Total revenues...................................   164,976     233,300     272,516
EXPENSES
Losses and loss adjustment expenses........................   196,487     250,768     279,224
Underwriting expenses......................................    33,125      47,121      38,560
Funds held charges.........................................    54,209      42,476       7,502
Other expenses.............................................     3,454       3,404       5,828
Restructuring charge.......................................     2,552           0           0
                                                            ---------   ---------   ---------
          Total expenses...................................   289,827     343,769     331,114
                                                            ---------   ---------   ---------
Loss before income taxes...................................  (124,851)   (110,469)    (58,598)
Income tax provision (benefit).............................   (11,240)     41,892     (22,140)
     Net loss before cumulative effect of an                ---------   ---------   ---------
       accounting change...................................  (113,611)   (152,361)    (36,458)
     Cumulative effect of an accounting change,
       net of tax..........................................    (2,373)     (5,283)          0
                                                            ---------   ---------   ---------
          Net loss......................................... $(115,984)  $(157,644)  $ (36,458)
                                                            =========   =========   =========
Basic and diluted loss per share before cumulative
     effect of an accounting change........................  $ (8.49)    $(11.27)     $(2.59)
Cumulative effect of an accounting change..................    (0.18)      (0.39)       0.00
                                                             -------     -------      ------
Basic and diluted loss per share of common stock...........  $ (8.67)    $(11.66)     $(2.59)
                                                             =======     =======      ======

Dividend per share of common stock.........................  $  0.00     $  0.20      $ 0.20
                                                             =======     =======      ======

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 2002
                      (In thousands, except share amounts)

                                                                                                      Stock      Accumu-
                                                                                                     Purchase     lated
                                         Number                                                      Loans       Other
                                           of                                                         and       Compre-     Total
                                         Shares               Additional                            Unearned     hensive    Stock-
                                          Out-       Common    Paid-In     Retained    Treasury      Stock       Income     holders'
                                        standing      Stock    Capital     Earnings     Stock     Compensation   (Loss)     Equity
                                        ----------   -------   -------     --------    --------     -------     --------   --------
 Balance at January 1, 2000........     15,258,567  $    165  $ 52,942    $ 328,897   $ (19,249)   $ (4,934)   $ (39,117)  $318,704
   Net loss........................                                         (36,458)                                        (36,458)
   Other comprehensive income (loss),
      net of tax:
      Unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes                                                                               29,847     29,847
   Stock purchase and loan agreement
      activities...................         68,066         1       769                               (1,064)                   (294)
   Stock compensation..............                                  5                                   69                      74
   Purchase of treasury stock, net.     (1,762,695)                                     (19,648)                            (19,648)
   Cash dividends to stockholders..                                          (2,784)                                         (2,784)
                                        ----------   -------   -------     --------    --------     -------     --------   --------

 Balance at December 31, 2000......     13,563,938       166    53,716      289,655     (38,897)     (5,929)      (9,270)   289,441
   Net loss........................                                        (157,644)                                       (157,644)
   Other comprehensive income (loss),
      net of tax...................
      Net unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes                                                                                2,431      2,431
   Stock purchase and loan agreement
      activities...................        (86,049)                (66)                    (840)        454                    (452)
   Stock compensation..............          1,440                 222                      101          31                     354
   Treasury stock activity, net....            431                  55                        5                                  60
   Cash dividends to stockholders..                                          (2,704)                                         (2,704)
                                        ----------   -------   -------     --------    --------     -------     --------   --------
 Balance at December 31, 2001......     13,479,760       166    53,927      129,307     (39,631)     (5,444)      (6,839)   131,486
   Net loss........................                                        (115,984)                                       (115,984)
   Other comprehensive income (loss),
      net of tax...................
      Net unrealized appreciation on
        securities available-for-
        sale, net of deferred taxes                                                                               24,568     24,568
   Stock purchase and loan agreement
       activities..................       (110,061)                                        (729)      1,782                   1,053
   Stock compensation and treasury
      stock activity...............         12,474                 (18)                     161                                 143
                                        ----------   -------   -------     --------    --------     -------     --------   --------
 Balance at December 31, 2002......     13,382,173   $   166   $53,909     $ 13,323    $(40,199)    $(3,662)    $ 17,729   $ 41,266
                                        ==========   =======   =======     ========    ========     =======     ========   ========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2002          2001         2000
                                                         ----------    ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................  $ (115,984)   $ (157,644)   $ (36,458)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of an accounting change, net
       of tax..........................................       2,373         5,283            0
    Unpaid losses and loss adjustment expenses.........     (45,363)       54,468       88,933
    Unearned premiums..................................     (63,336)       17,565       (4,400)
    Premium deposits...................................     (18,719)        3,310      (12,295)
    Premium receivable, net............................      12,944       (10,781)       8,609
    Reinsurance balances, net..........................      (2,321)       (3,085)       8,921
    Deferred policy acquisition costs..................       3,400        (1,390)         139
    Realized investment losses.........................       3,521         2,184        4,156
    Depreciation, accretion and amortization...........      (1,134)       (2,482)      (3,948)
    Accrued investment income..........................       4,922         2,813       (1,755)
    Net investment in direct financing leases..........      32,101        (5,104)      (1,929)
    Other assets.......................................      15,046        53,467       26,344
    Other liabilities..................................      (8,050)       17,807      (16,924)
                                                         ----------    ----------    ---------
Net cash provided by (used in) operating activities....    (180,602)      (23,589)      59,393

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales..........     859,469       503,153       72,476
Proceeds from fixed maturity investments matured,
  called or prepaid....................................     157,157       115,121       85,755
Proceeds from equity investment sales..................       2,484         2,132        6,578
Cost of investments acquired...........................    (729,135)     (505,880)    (210,669)
Change in short-term investments, net..................     (96,036)      (84,210)      10,453
Net payable for securities.............................           0             0         (205)
                                                         ----------    ----------    ---------
Net cash provided by (used in) investing activities....     193,939        30,316      (35,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings.......           0         3,199       18,476
Repayment of notes payable and other borrowings........     (10,699)       (7,232)     (20,205)
Purchase of treasury stock.............................           0             0      (19,648)
Cash dividends to stockholders.........................           0        (2,704)      (2,784)
Subordinated loan certificates redeemed................           0          (152)          (3)
                                                         ----------    ----------    ---------
Net cash used in financing activities..................     (10,699)       (6,889)     (24,164)
                                                         ----------    ----------    ---------

Net change in cash.....................................       2,638          (162)        (383)
Cash, beginning of year................................       2,029         2,191        2,574
                                                         ----------    ----------    ---------
Cash, end of year......................................  $    4,667    $    2,029    $   2,191
                                                         ==========    ==========    =========

                             See accompanying notes

                          THE MIIX GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND RELATED MATTERS

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries ("Underwriters"), collectively (the "Company").

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

Until September 1, 2002, the Company provided a wide range of insurance products to the medical profession and health care institutions. The primary business of the Company prior to September 1, 2002 was medical professional liability insurance and it issued claims made, modified claims made with prepaid extended reporting endorsements and occurrence basis policies.

As a result of unexpected and unprecedented increases in loss and Loss Adjustment Expense ("LAE") reserves during the past three years, the Company has been subjected to a number of adverse developments. As a result of significant adjustments to loss and LAE reserves, the Company's capitalization has significantly weakened and the Company has, among other things:

o Ceased writing insurance in all states and placed the insurance operations of MIIX into voluntary solvent runoff and LP&C's operations into solvent runoff;
o     Withdrawn from the A.M. Best Rating System;
o Closed its operations in Dallas and Indianapolis and implemented a workforce reduction program;
o Engaged investment bankers to seek offers for any or all of the Company's assets and properties;
o Sold renewal rights to certain of its business to a newly formed New Jersey insurance company, MIIX Advantage;
o     Licensed the "MIIX" name and certain trademarks to MIIX Advantage;
o Begun the process to revise its business plan to become a consulting and management services provider to the insurance industry and other healthcare providers, subject to regulatory approval.

The Company has requested approval from the New Jersey Department of Banking and Insurance to discount loss and LAE reserves and to merge LP&C into MIIX as of December 31, 2002. Similarly, the Company has requested approval from the Virginia Bureau of Insurance to merge LP&C into MIIX. Pending a decision on these requests, the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance have granted extensions for the filing of the annual statutory financial statements for MIIX and LP&C. (Also see Note 9, "Statutory Accounting Practices," for additional discussion.)

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department of Banking and Insurance. The limitations include a requirement for approval by the New Jersey Department of Banking and Insurance prior to MIIX incurring new debt, paying dividends or investing in below investment grade assets. Upon completion of the annual statutory financial statements it is probable that the New Jersey Department of Banking and Insurance will initiate additional regulatory statutory actions.

On July 19, 2002, the Company was advised by the New York Stock Exchange ("NYSE") that it had no longer satisfied two of the applicable listing criteria and that its common stock was subject to delisting. In response, the Company submitted a business plan to the NYSE and has since received the NYSE's approval of the plan. However, the Company remains subject to oversight by the NYSE for the next 18 months and could be delisted if its stock price deteriorates or it is unable to complete its business plan successfully. In March 2003, the NYSE notified the Company that it failed to satisfy one of its listing criteria -- a minimum of $50 million in average market capitalization over a 30-day trading period and stockholders' equity of not less than $50 million. The Company believes that there is a substantial likelihood that it will not be able to cure these latest deficiencies and that its common stock will be delisted from the NYSE in the coming year.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries, MIIX and Underwriters. MIIX owns 100% of LHI, a property and casualty insurance holding company, which owns 100% of LP&C and MIIX New York. Underwriters' principal wholly-owned subsidiaries include Medical Brokers, Inc., an insurance agency, Reinsurance Services, Inc. (formerly Pegasus Advisors, Inc.), an inactive reinsurance intermediary, Administrative and Information Management Services, Inc. (formerly Hamilton National Leasing Corporation "HNL"), MIIX Healthcare Group, a healthcare consulting firm, and Lawrenceville Re, Ltd., a Bermuda-domiciled reinsurance company. Effective April 30, 2002, the Company sold substantially all the assets of HNL. All significant intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

Investments

The Company has designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The Company has no securities classified as "trading" or "held-to-maturity." Investments are recorded on the trade date.

Temporary changes in fair values of available-for-sale securities, after adjustment of deferred income taxes, are reported as unrealized appreciation or depreciation directly in equity as a component of other comprehensive income.

On April 1, 2001, the Company adopted the provisions of EITF No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets." This standard established new guidelines for recognition of income and other-than-temporary decline for interests in securitized assets (loan-backed and asset-backed securities), unless they met certain exception criteria. EITF 99-20 requires the Company to recognize an other-than-temporary decline if the fair value of the security is less than its book value and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent, prior, estimation date. The difference between the book value of the security and its fair value must be recognized as an other-than-temporary decline and the security's yield is adjusted to market yield. This guidance also adopts the prospective method for adjusting the yield used to recognize interest income for changes in estimated future cash flows since the last quarterly evaluation date. On April 1, 2001, the Company recognized $5.3 million of other-than-temporary declines, net of tax ($0.39 per diluted share) as the cumulative effect of a change in accounting principle. Expected cash flow assumptions are obtained from both proprietary and broker/dealer estimates and are consistent with the current interest rate and economic environment.

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

The Company regularly evaluates the carrying value of its investments based on current economic conditions, past credit loss experience, the length of time and the extent to which the fair value has been less than book value and other circumstances. A decline in fair value that is other-than-temporary is recognized by an adjustment to carrying value treated as a realized investment loss and a reduction in the cost basis of the investment in the period when such a determination is made.

Premium Receivable

Premium receivable is net of an allowance for doubtful accounts as of December 31, 2002 and 2001 of $0 and $132,675, respectively. Net amounts
(recovered)/charged in 2002, 2001 and 2000 were $338,064, $74,994 and
$(269,696), respectively.

Deferred Policy Acquisition Costs

Policy acquisition costs (primarily commissions and premium tax expenses), that vary with and are directly related to the production of business, are capitalized and amortized over the effective period of the related policies.

Premium Deficiency Reserves

Premium deficiency reserves are established for the amount of the anticipated losses, LAE, commissions and other acquisition costs and maintenance costs that have not previously been expensed. At December 31, 2002 and 2001, the Company determined that the premium deficiency reserve was zero.

Net Investment in Direct Financing Leases

Net investment in direct financing leases is net of an allowance for doubtful accounts as of December 31, 2001 of $753,411. Amounts charged to expense in 2002 and 2001 were $701,100 and $460,000, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill, resulting from the acquisition of subsidiaries. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized as an expense, but instead is reviewed and tested for impairment under a fair value approach at least annually, or more frequently as a result of an event or change in circumstances that would indicate impairment may be necessary. On January 1, 2002, the Company recorded a $2.4 million impairment related to goodwill, net of $0 tax ($0.18 per diluted share). If SFAS No. 142 were in effect beginning January 1, 2000, the financial statement impact would have been approximately $743,000 net of $260,000 tax, ($0.03 per diluted share) and $444,000, net of $239,000 tax, ($0.03 per diluted share) for the year ended December 31, 2000 and 2001, respectively.

The Company completed its annual assessment of goodwill during the fourth quarter of 2002, and no further impairments were indicated.

Software Development Costs

Costs incurred in the development of software used for Company operations are capitalized and amortized over a useful life ranging from three to five years.

Losses and Loss Adjustment Expenses

Estimates for unpaid losses and LAE are based on the Company's evaluation of reported claims and actuarial analyses of the Company's operations since its inception, including assumptions regarding expected ultimate losses and reporting patterns, and estimates of future trends in claim severity and frequency. The Company's philosophy is to have a disciplined process consistently applied in setting and adjusting loss and LAE reserves. Although variability is inherent in such estimates, recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. Changes in the Company's estimate of ultimate claim costs are recognized in the period in which the Company's estimate of those ultimate costs is changed. These estimates are reviewed regularly and any adjustments to prior year reserves are reflected in current year operating results.

The Company offered pure occurrence coverage from 1977 through 1986 and a form of occurrence coverage, "modified claims made," from 1987 to August 31, 2002 through its Permanent Protection Plan ("PPP") policy. The PPP policy provides coverage for claims reported during the policy period as well as, under the extended reporting endorsement, claims reported after the termination of the policy (for any reason), and thus is reserved on an occurrence basis. The Company also offered traditional claims-made and occurrence coverages, which are reserved on a claims-made or occurrence basis, as appropriate.

Premiums

Premiums are recorded as earned over the period the policies to which they apply are in force. Premium deposits represent amounts received prior to the effective date of the new or renewal policy period. The reserve for unearned premiums is determined on a monthly pro-rata basis. Gross premiums include both direct and assumed premiums earned.

Reinsurance

Reinsurance premiums, losses and LAE are accounted for on a basis consistent with the accounting for the original policies issued and the terms of the reinsurance contracts. Premium deposits, unearned premiums and unpaid losses and LAE are reported gross of reinsurance amounts. All reinsurance contracts are accounted for in accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which provides the criteria for determining whether the contracts should be accounted for utilizing reinsurance accounting or deposit accounting.

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

Reclassification

Certain prior year amounts have been reclassified to be comparable to the 2002 presentation.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated on the weighted-average number of common shares outstanding.

Segment Information

The Company's operations are classified into one reportable segment: providing professional liability and related insurance coverages to the healthcare industry. In connection therewith, the Company generally offered, through August 31, 2002, three products: occurrence policies, claims made policies with prepaid tail coverage and claims made policies, varying by market. The Company distributed its products both directly to the insureds and through intermediaries.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the current practice of recognizing those costs at the date of a commitment to exit or disposal plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based compensation -- Transition and Disclosure." This Statement, which amends Statement No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. These additional disclosures may be found in Note 14 of Notes to Consolidated Financial Statements.

3. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and LAEs is summarized as follows:

                                                                 Years Ended December 31,
                                                            ----------------------------------
                                                               2002        2001        2000
                                                            ----------  ----------  ----------
                                                                      (In thousands)
Balance as of January 1, net of reinsurance recoverable
  of $463.3 million, $432.0 million and $406.4 million,
  respectively............................................. $  733,723  $  710,484  $  647,188

Incurred related to:
  Current year.............................................    146,619     203,975     227,921
  Prior years..............................................     49,868      46,793      51,303
                                                            ----------  ----------  ----------
Total incurred.............................................    196,487     250,768     279,224

Paid related to:
  Current year.............................................      2,648       2,571       4,535
  Prior years..............................................    232,932     224,958     211,393
                                                            ----------  ----------  ----------
Total paid.................................................    235,580     227,529     215,928
                                                            ----------  ----------  ----------
Balance as of December 31, net of reinsurance
  recoverable..............................................    694,630     733,723     710,484
Reinsurance recoverable....................................    457,005     463,275     432,046
                                                            ----------  ----------  ----------
Balance, gross of reinsurance.............................. $1,151,635  $1,196,998  $1,142,530
                                                            ==========  ==========  ==========

The Company increased prior year net reserves in the amounts of $49.9 million, $46.8 million and $51.3 million during 2002, 2001 and 2000, respectively.

At December 31, 2002, 2001 and 2000, reserves for gross losses and LAE on incurred but not reported claims amounted to $696.3 million, $719.3 million and $689.4 million, respectively, of which $572.8 million, $532.8 million and $458.2 million related to prior years.

Loss and LAE reserve estimates have been reviewed regularly and adjusted where judged prudent to do so. Medical malpractice business, particularly occurrence or occurrence-like coverage, has a very long development period. Cases may take years to be reported, and, as a rule, take several years to adjust, settle or litigate. In addition, general long term trends impacting ultimate reserve values such as changes in liability standards and expanding views of contract interpretation increase the uncertainty.

During 2002, loss and LAE reserves were adjusted to reflect adverse development, primarily caused by increased loss severities, on occurrence, occurrence-like and claims made policies. The increases in loss severities were mainly associated with institution business in Pennsylvania and all other markets and associated with physician business in New Jersey, Texas and Ohio. While management believes that the almost exponential increase in severities will not continue, if it does the Company may experience further significant adverse development which could significantly impact the Company's surplus. ULAE reserves were decreased during 2002 as a result of an internal study conducted by the Company and primarily reflects the greater level of claims activity associated with claims made business written in recent years. Claims made business generally has a shorter development tail than occurrence policies, so the duration of anticipated future claim handling activity, and claim activity costs per dollar of indemnity payment, has diminished. During the fourth quarter of 2002, the Company commuted a large Pennsylvania institutional policy. As a result of the commutation, the Company recorded an adjustment to loss and LAE reserves and returned premiums of approximately $5.3 million and $4.9 million, respectively. The commutation of this policy resulted in net income of $0.4 million in the fourth quarter of 2002.

During 2001, loss and LAE reserves were adjusted primarily to reflect increases in loss severity and frequency on occurrence, occurrence-like and claims made policies and resulted from three primary factors: increased loss severity associated with business written by the Company primarily in Pennsylvania, on the institutions business, and in New Jersey, on the physician business, and to a lesser extent in certain other states; adverse development in the form of additional frequency and severity relating to physician business written primarily in Pennsylvania, Texas, Ohio and certain other states; and adverse development associated with reserves held on a non-renewed excess of loss reinsurance contract, effective January 1, 2001. During 2000, loss and LAE reserves were adjusted to reflect, primarily, higher than anticipated loss severity and a longer than expected loss development period on occurrence and occurrence-like policies and higher than expected loss frequency and severity on claims made policies. The increase in severity on occurrence and occurrence-like policies was principally due to higher court awards over the past few years on claims associated with the Company's New Jersey physician business, with a similar resulting impact on settlement values. The longer than expected loss development period occurred on the Company's New Jersey physician business and was principally due to an eroding statute of limitations regarding late assertion of claims in New Jersey. The higher than expected loss frequency and severity on claims made policies chiefly related to business written by the Company in new markets since 1997 for which limited loss data had previously existed.

The Company maintains aggregate excess reinsurance contracts that provide coverage, above aggregate retentions for most losses and ALAE associated with years 1993 to 1999 and for most losses and ALAE on occurrence and occurrence-like policies associated with years 2002, 2001 and 2000. The aggregate excess reinsurance contracts, therefore, have the effect of holding net incurred losses and ALAE on subject business at a constant level as long as losses and ALAE remain within the coverage limits, which occurred for the years ended December 31, 2002, 2001 and 2000. The adjustments to net reserves in 2002 generally resulted from increased loss severities associated with institution business in Pennsylvania and all other markets and associated with physician business in New Jersey, Texas and Ohio. The adjustments to net reserves in 2001 generally resulted from increased loss severity and frequency primarily associated with coverage year 2000 on business other than New Jersey and Pennsylvania physician business, reserves held on years prior to 1993 and reserves on physician business held net by LP&C. The adjustments to net reserves in 2000 generally resulted from adverse development of reserves held on years prior to 1993, adverse development of reserves held for business written in certain new markets since 1997 not subject to the aggregate excess reinsurance contracts, and an associated increase in ULAE reserves which are also not subject to the aggregate excess reinsurance contracts.

4. RELATED PARTY TRANSACTIONS

The Company leases 47,000 square feet for its home office from the Medical Society of New Jersey pursuant to a lease agreement dated June 29, 1981 and extended on July 7, 1999. The lease agreement, which expires on September 30, 2003, has a three-year renewable option. The Company is currently assessing its home office space requirements. Annual lease payments were $777,735 in 2002, $760,512 in 2001 and $772,173 in 2000. The Company held a note receivable of $2.1 million, included in other assets, at December 31, 2001 from the Medical Society of New Jersey collateralized by the building in which the Company maintains its home office. The note provided for monthly payments of $40,000 which included annual interest of 9.1% until September 1, 2004 and reduced payments thereafter until June 1, 2009. In August, 2002, the Medical Society of New Jersey repaid the $1.8 million note balance and the funds were reinvested in short-term securities.

On May 24, 2000, the Company obtained a $20.0 million revolving credit facility with Amboy National Bank to meet certain non-operating cash needs. The credit facility, which terminated May 17, 2002, had a fixed interest rate of 8.0% per annum. The Company had pledged 100% of the MIIX stock as collateral under the credit facility. As of May 17, 2002, the Company had borrowed approximately $9.1 million against the credit facility, which is included in notes payable and other borrowings on the consolidated balance sheet, and incurred interest expense on the loan of approximately $286,000 during 2002. As of May 17, 2002, the Company had fixed-maturity investments in Amboy National Bank of approximately $9.1 million earning a fixed interest rate of 6% per annum. A former CEO of the Company is a brother of the Senior Vice President and CFO of Amboy National Bank. The Company believes that the terms of the credit facility described above were as fair to the Company as could have been obtained from an unaffiliated third party. The Company, on May 23, 2002, repaid the $9.1 million loan balance largely with the proceeds from the sale of substantially all the net assets of HNL and the credit facility was closed. The Company's $9.1 million fixed-maturity investments in Amboy National Bank matured and the funds were reinvested in short-term securities.

In addition, the Company made annual contributions to the Medical Society of New Jersey in 2001 and 2000. No contributions were made in 2002. Angelo S. Agro, M.D. is a Trustee and Bessie M. Sullivan, M.D. is Trustee and Secretary of the Medical Society and serve on the Board of the Company.

A majority of the members of the Company's Board are also policyholders of the Company and acquired shares in connection with the Plan of Reorganization. Such directors may experience claims requiring coverage under their respective policies with the Company.

Currently eight of the Company's nine Directors are directors of MIIX Holdings and MIIX Advantage. The service of members of the Company's Directors on the MIIX Holdings and MIIX Advantage boards of directors shall be limited as follows: no more than eight (8) in 2003, no more than seven (7) in 2004, no more than six (6) in 2005 and no more five (5) in 2006.

MIIX Advantage currently provides medical malpractice insurance coverage to two members of the Company's Board. Five additional members of the Company's Board have subscribed for insurance coverage from MIIX Advantage as of the date their current policies expire. Six Executive Officers of the Company also serve, without additional compensation, as Executive Officers of MIIX Holdings and MIIX Advantage.

On August 28, 2002, the Company and certain of its affiliates entered into a series of contracts with MIIX Holdings and MIIX Advantage, relating to, among other things, the transfer of insurance policy renewal rights to MIIX Advantage and the use of the "MIIX" name and associated marks by MIIX Holdings and MIIX Advantage. In connection with the transaction, the Company also agreed to provide certain management services to MIIX Advantage. The material contracts involved in the transaction include a: (a) Management Services Agreement, (b) Non-Competition and Renewal Rights Agreement and (c) Intellectual Property License Agreement (together, the "Agreements").

On July 17, 2002, the Company entered into an agreement with Altila Corporation ("Altila") under which Altila provides a leased employee to serve as Interim Chief Financial Officer of the Company. Under the agreement, the Company pays Altila $302,000 per year for his service, plus reimbursement of reasonable out of pocket expenses. During 2002, the Company paid Altila $180,619 under this agreement and an additional $220,689 under a separate agreement, for services prior to July 17, 2002. The Company's interim chief financial officer is a principal owner of Altila Corporation.

The Company believes that the terms of the transactions described above were negotiated at arms length and are fair to the Company.

5.  INVESTMENTS

The Company's current investment strategy focuses primarily on the purchase of intermediate-term, investment-grade securities. Prior to 2002, the Company's investment strategy included an allocation to below investment-grade (i.e., high yield) fixed maturity investments not to exceed 7.5% of invested assets. At December 31, 2002 and 2001, the average credit quality of the fixed income portfolio was AA.

The actual or amortized cost and estimated market value of the Company's available-for-sale securities as of December 31, 2002 and 2001 were as follows:

                                                                GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED     -----------------      MARKET
                                                     COST        GAINS     LOSSES      VALUE
                                                  ----------    -------    ------    ----------
                                                                  (In thousands)
2002
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $  108,725    $ 3,774   $     0    $  112,499
Foreign securities - U.S. dollar denominated....       6,946        405         0         7,351
Corporate securities............................     280,152     13,150     8,119       285,183
Mortgage-backed and other asset-backed
  securities....................................     375,591     12,654     4,698       383,547
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................     771,414     29,983    12,817       788,580
Equity investments..............................       4,804        383         0         5,187
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $  776,218    $30,366   $12,817    $  793,767
                                                  ==========    =======   =======    ==========
2001
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $   54,495    $ 1,105   $   562    $   55,038
Obligations of states and political
  subdivisions..................................     123,079        503     1,500       122,082
Foreign securities - U.S. dollar denominated....      35,942        728     1,117        35,553
Corporate securities............................     413,433      5,462    14,792       404,103
Mortgage-backed and other asset-backed
  securities....................................     434,550      6,065     2,457       438,158
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................   1,061,499     13,863    20,428     1,054,934
Equity investments..............................       7,081        391       849         6,623
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $1,068,580    $14,254   $21,277    $1,061,557
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

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2002 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      ESTIMATED
                                                        AMORTIZED        FAIR
                                                           COST         VALUE
                                                        ----------    ---------
                                                             (In thousands)

Due in one year or less...............................  $   16,593   $   16,932
Due after one year through five years.................     125,777      129,945
Due after five years through ten years................     179,127      180,366
Due after ten years...................................      74,325       77,790
Mortgage-backed and other asset-backed securities.....     375,592      383,547
                                                        ----------   ----------
          Total fixed maturity investments............  $  771,414   $  788,580
                                                        ==========   ==========

Major categories of the Company's net investment income are summarized as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                    2002        2001       2000
                                                   -------    -------    -------
                                                          (In thousands)

Fixed maturity investments.......................  $59,120    $75,675    $78,410
Equity investments...............................       84        195        258
Short-term investments...........................    3,534      5,455      7,584
Other............................................      314        669        644
                                                   -------    -------    -------
          Subtotal...............................   63,052     81,994     86,896
Investment expenses..............................    2,214      1,801      1,738
                                                   -------    -------    -------
Net investment income............................  $60,838    $80,193    $85,158
                                                   =======    =======    =======

The Company held fixed maturity investments of $7.7 million at December 31, 2002 and 2001 that were non-income producing. Realized gains and losses from sales and other-than-temporary declines in fair values of investments, excluding the cumulative effect of an accounting change, are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                  2002        2001       2000
                                                 -------    -------    -------
                                                        (In thousands)

Fixed maturity investments
  Gross realized gains.........................  $23,362    $22,489    $   490
  Gross realized losses........................  (26,493)   (23,819)    (4,214)
Net realized losses on fixed maturity            -------    -------    -------
  investments..................................   (3,131)    (1,330)    (3,724)

Equity investments
  Gross realized gains.........................      143          0        241
  Gross realized losses........................     (533)      (854)      (673)
                                                 -------    -------    -------
Net realized losses on equity investments......     (390)      (854)      (432)
                                                 -------    -------    -------
Net realized losses on investments.............  $(3,521)   $(2,184)   $(4,156)
                                                 =======    =======    =======

Realized capital losses include $16.9 million, $21.8 million and $1.1 million related to securities that have experienced an other-than-temporary decline in value in 2002, 2001 and 2000, respectively. The change in the Company's unrealized appreciation (depreciation) on fixed maturity investments was $23.7 million, $6.3 million and $41.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The corresponding amounts for equity investments were $841,000, $585,000 and $(268,000), respectively.

At December 31, 2002 and 2001, investments in fixed maturity investments with a carrying amount of approximately $5.3 million and $8.0 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

6.  REINSURANCE

Certain premiums, losses and ALAE are ceded to other Reinsurance companies under various reinsurance agreements in-force during 2002, 2001 and 2000. These reinsurance agreements protect the underwriting and operating results from unexpected increases in frequency, severity, and acceleration of the payments of losses and ALAE, and contain the following significant terms:

                               COVERAGE                      COVERAGE
              CONTRACT           TYPE         RETENTION        LIMIT                  OTHER
              --------           ----         ---------        -----                  -----
2002     Facultative for      Quota Share  25% of Quota      $25 million     25% participating, no
         Excess $10 million                Share             Excess $10      aggregate deductible
         Limit                                               million

2002     Aggregate Excess     Aggregate    65% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

2001     Specific Excess      Per loss     $10 million       $25 million     10% participating, no
                                                                             aggregate deductible

2001     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

2000     Specific Excess      Per loss     $10 million       $25 million     10% participating, no
                                                                             aggregate deductible

2000     Aggregate Excess     Aggregate    75% loss and      75% loss and    Aggregate limit
                                           ALAE ratio        ALAE ratio

The effect of assumed and ceded reinsurance on premiums is summarized in the following table (in thousands):

                               2002                    2001                    2000
                       --------------------    --------------------    --------------------
                       WRITTEN      EARNED     WRITTEN      EARNED     WRITTEN      EARNED
                       --------    --------    --------    --------    --------    --------
Direct...............  $ 96,209    $159,545    $231,550    $213,944    $212,154    $216,595
Assumed..............         0           0         396         437      13,971      13,930
Ceded................   (59,868)    (59,325)    (67,131)    (67,529)    (38,043)    (46,463)
                       --------    --------    --------    --------    --------    --------
Net premiums.........  $ 36,341    $100,220    $164,815    $146,852    $188,082    $184,062
                       ========    ========    ========    ========    ========    ========

During 2002, 2001 and 2000, approximately $115.3 million, $97.5 million and $44.2 million, respectively, of losses and ALAE were ceded to reinsurers.

The Company remains liable in the event that amounts recoverable from reinsurers are uncollectible. To minimize its exposure to losses from reinsurer insolvencies, the Company enters into reinsurance arrangements with carriers rated "A" or better by A.M. Best. At December 31, 2002 and 2001, the Company held collateral under related reinsurance agreements for all unpaid losses and LAE ceded in the form of funds withheld of $332.7 million and $374.2 million and letters of credit of $161.2 million and $166.5 million, respectively.

The Company was a reinsurer on a large excess of loss reinsurance contract providing medical professional liability coverage on an institutional account from January 1, 1999 to December 31, 2000. Effective July 1, 2002, the Company commuted this treaty and recorded assumed paid losses of approximately $31.1 million and reduced assumed loss and LAE reserves of approximately $31.1 million to $0. The commutation of this treaty had no impact on the Company's financial condition or results of operations.

During 2002, the Company partially commuted several ceded reinsurance treaties with certain reinsurers. The Company recognized the amounts received from reinsurers as a reduction to losses and ALAE paid of $35.1 million, increased its loss and ALAE reserves by $36.9 million and recognized a reduction of funds held charges of $0.9 million. The net effect of the commutations resulted in a net loss of $0.9 million. There were no commutations during 2001.

In accordance with the provisions of the aggregate excess reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as a period expense in the year incurred. Each aggregate excess reinsurance contract contains an adjustable provision that may result in changes to ceded premium and related funds held charges based on loss experience under the contract. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX or its predecessor, Medical Inter-Insurance Exchange of New Jersey is obligated to accept. For contract years beginning November 1, 1999 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 1999, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. As of December 31, 2002, 2001 and 2000, no funds withheld balances are below $500,000 or in a loss position. Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX or its predecessor, Medical Inter-Insurance Exchange of new Jersey, fall below B+. On March 22, 2002, A.M. Best lowered the rating of MIIX to C+ and MIIX withdrew from the interactive rating process with A.M. Best. As a result of the downgrade, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. The Company does not anticipate a material impact on the Company's financial condition or results of operations from this action.

7. RETIREMENT PLANS

The Company has a contributory 401(k) Retirement Savings Plan which covers substantially all employees. The Company currently contributes 50% of the first 6% of compensation contributed by participants. Employer contributions for the years ended December 31, 2002, 2001 and 2000 totaled $294,060, $327,448 and
$395,094, respectively.

The Company also provides a noncontributory defined benefit pension plan covering substantially all its employees. The plan was amended effective April 1, 2000, subject to approval by the Internal Revenue Service and provides each covered employee with a notional account balance.

The net periodic pension expense consists of the following components:

                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   2002       2001       2000
                                                  ------     ------     ------
                                                         (In thousands)

Service cost..................................   $   412     $  341     $  392
Interest cost.................................       743        607        596
Expected return on plan assets................      (961)    (1,006)      (964)
Amortization of:
   Transition asset...........................       (22)       (22)       (22)
   Prior service cost(1)......................        93        (45)       (34)
   Actuarial gain.............................       (97)      (336)      (401)
Settlement/curtailment expense................       139          0          0
                                                 -------     ------     ------
Net periodic pension expense (benefit)........   $   307     $ (461)    $ (433)
                                                 =======     ======     ======

(1) Prior service cost is amortized under an alternate method where the period is equal to the average future working lifetime of an active population.

The following table sets forth the funding status of the plan:

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                          2002         2001
                                                        -------      -------
                                                           (In thousands)

Change in Benefit Obligation
Net benefit obligation at beginning of year...........  $ 9,605      $ 8,344
Service cost..........................................      412          341
Interest cost.........................................      743          607
Amendments(2).........................................    1,053            0
Actuarial loss........................................       24          514
Gross benefits paid...................................     (215)        (201)
Settlement/Curtailment................................      (93)           0
                                                        -------      -------
Net benefit obligation at end of year.................   11,529        9,605

Change in Plan Assets
Fair value of plan assets at beginning of year........   11,464       11,516
Actual return on plan assets..........................     (922)         149
Gross benefits paid...................................     (215)        (201)
                                                        -------      -------
Fair value of plan assets at end of year..............   10,327       11,464
                                                        -------      -------

Funded status.........................................   (1,202)       1,860
Unrecognized actuarial gain(loss).....................      245       (1,758)
Unamortized prior service cost........................      500         (230)
Unrecognized net transition asset.....................      (25)         (47)
                                                        -------      -------
Accrued pension expense...............................  $  (482)     $  (175)
                                                        =======      =======

(2) Effective January 1, 2002, the Plan was amended to grandfather 11 additional employees under the pre-April 1, 2000 Pension Plan provisions.

A minimum pension liability is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, less allowance for intangible assets, net of tax benefit, is reported as an expense in the statement of operations.

Amounts recognized in the statement of
  operations consists of
    Accrued benefit liability.........................  $  (626)     $  (175)
    Intangible asset..................................      144            0
                                                        -------      -------
Accrued pension expense...............................  $  (482)     $  (175)
                                                        =======      =======

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  2002       2001       2000
                                                 ------     ------     ------

Weighted-average assumptions
   Discount rate..............................    6.75%      7.25%      7.50%
   Expected return on plan assets.............    9.00%      9.00%      9.00%
   Rate of compensation increase..............    4.00%      4.00%      4.00%

8. COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

The Company has employment contracts with certain officers which commit the Company to various salary and fringe benefit obligations as specified in the individual agreements.

The Company leases office space and office equipment. Rent expense for 2002, 2001 and 2000 was $3.1 million, $2.6 million and $2.1 million, respectively, including rent paid to the Medical Society of New Jersey of $777,735, $760,512 and $772,173 in 2002, 2001 and 2000, respectively. Minimum future rental obligations for leases currently in effect are as follows (in thousands):

              2003                                      1,060
              2004                                        113
              2005                                         11
              Thereafter                                    0

                                                       $1,184

The Company currently purchases annuities without recourse on a competitive basis to fund settlements of indemnity losses. The nature and terms of the annuities vary according to settlements. The current value of annuities purchased in prior years from other insurance companies, but with recourse to the Company, are reflected as an other asset and an other liability in the consolidated balance sheets, totaled $22.9 million and $22.6 million as of December 31, 2002 and 2001, respectively. The Company becomes liable only in the event that an insurance company cannot meet its obligations under existing agreements and state guaranty funds are not available. To minimize its exposure to such losses, the Company only utilized insurance companies with an A.M. Best rating of "A+" or better. At December 31, 2002, all insurance companies utilized by the Company were rated "A-" or better.

Legal proceedings not in the ordinary course of business at December 31, 2002 included the following court actions.

Death Benefit Plan. In October 1999, a former Underwriters Board member filed an action in the Superior Court of New Jersey against the Medical Inter-Insurance Exchange of New Jersey, Underwriters, The MIIX Group and Daniel Goldberg, former CEO of the Company, seeking damages arising out of the unanimous decision of the Exchange and Underwriters Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company appealed this decision.

By Order dated March 18, 2003, the Superior Court of New Jersey, Appellate Division, ruled on the Slobodien v. Medical Inter-Insurance Exchange case. The court overturned the Law Division ruling and held that, under the terms of the agreement, the Death Benefit Plan could be terminated by the Board of Directors at any time, and that plaintiff had no right to the cash value of the insurance policy. The court, therefore, reversed and remanded the matter to the lower court for entry of judgment in favor of the defendants.

Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, were filed in the Superior Court of New Jersey against the Company on November 7, 2000 and December 11, 2001. These actions were stayed pending the outcome of the appeal in the first action and the Company's outside counsel believes their disposition will be affected by the appellate decision.

Glasser v. The MIIX Group, Inc., et al. On February 5, 2003, a shareholder of the Company instituted a putative class action lawsuit in the United States District Court for the District of New Jersey against the Company, its directors and officers, Medical Society of New Jersey and Fox-Pitt, Kelton, Inc., which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage transaction and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. The complaint demands unspecified compensatory damages, treble damages, rescission of the sale of shares in the Company's initial public offering, attorney fees and other relief. The Company believes it has valid defenses to the plaintiff's claims. The outcome of the Glasser suit could have a material adverse effect on the Company's financial condition and results of operations.

Fox-Pitt Kelton v. The MIIX Group, Inc. On February 10, 2003, Fox-Pitt Kelton ("FPK"), which had been engaged as financial advisor to the Company, instituted suit against the Company in the Supreme Court of New York to recover fees allegedly due from the Company as a result of the investment banking services it rendered in connection with the Company's efforts to dispose assets or obtain capital and the agreements entered into between the Company and MIIX Advantage. The Company believes it has valid defenses to FPK's claims.

Weisfeld v. The MIIX Group, Inc., et al. On November 20, 2002, a former executive of the Medical Society of New Jersey (MSNJ) filed suit against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include MIIX Group as a defendant, alleging that MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. The Company and external counsel believe plaintiff's claims lack merit and the Company intends to vigorously defend this action.

The Company may be a party to litigation from time to time in the ordinary course of business.

9. STATUTORY ACCOUNTING PRACTICES

MIIX, domiciled in New Jersey, LP&C, domiciled in Virginia, MIIX New York, domiciled in New York, and Lawrenceville Re, Ltd., domiciled in Bermuda, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance, the Virginia Bureau of Insurance, the New York State Insurance Department and the Bermuda Registrar of Companies, respectively. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the NAIC. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC adopted codified statutory accounting principles "Codification," which was effective for the reporting periods beginning after January 1, 2001. Adoption of codification did not have a material impact to the statutory basis financial statements of MIIX, LP&C and MIIX New York. Combined policyholders' surplus and net income prepared in accordance with the domiciliary insurance departments or permitted statutory accounting practices for these companies, which does not significantly differ from the statutory surplus and net income that would have been reported had NAIC statutory accounting practices been followed, are summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                2002        2001        2000
                                              --------    --------    --------
                                                      (In thousands)

Statutory net loss for the year........... $(109,196)   $(87,172)   $(39,914)
Statutory surplus at year-end............. $  21,054    $125,485    $229,150

The Company has requested approval from the New Jersey Department of Banking and Insurance to discount loss and LAE reserves and to merge LP&C into MIIX as of December 31, 2002. Similarly, the Company has requested approval from the Virginia Bureau of Insurance to merge LP&C into MIIX. Pending a decision on these requests the New Jersey Department of Banking and Insurance and the Virginia Bureau of Insurance have granted the Company extensions for the filing of the annual statutory financial statements for MIIX and LP&C.

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department of Banking and Insurance. The limitations include a requirement for approval by the New Jersey Department of Banking and Insurance approval prior to MIIX incurring new debt, paying dividends or investing in below investment grade assets. Upon completion of the annual regulatory financial statements it is probable that the New Jersey Department of Banking and Insurance will initiate additional statutory actions.

The NAIC has established, and the state insurance departments have adopted, RBC standards that property and casualty insurers must meet. RBC standards are designed to measure the acceptable level of capital an insurer should have, based on the inherent and specific risk of each insurer.

The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards which an insurer must maintain. Regulatory compliance is determined by a ratio of the enterprise's regulatory Total Adjusted Capital, to its Authorized Control Level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which may require specific corrective action depending upon the insurer's state of domicile. The levels and ratios are as follows:

                                               RATIO OF TOTAL ADJUSTED CAPITAL
                                               TO AUTHORIZED CONTROL LEVEL RBC
             REGULATORY EVENT                       (LESS THAN OR EQUAL TO)

         Company action level                                 2.0
         Regulatory action level                              1.5
         Authorized control level                             1.0
         Mandatory control level                              0.7

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

      - Mandatory Control Level - below which the Insurance Commissioner is required to take the actions it considers necessary to protect the best interests of the policyholders and creditors of an insurer, which include placing the insurance company under regulatory control which, in turn, may result in rehabilitation or, if deemed appropriate, liquidation. Insurance regulations permit the Commissioner to allow an insurer that is writing no business and running-off its existing business to continue its run-off under the Commissioner's supervision.

At December 31, 2002, MIIX's RBC was $18.7 million, which is below the Mandatory Control Level, at approximately 22% of Authorized Control Level ($85.7 million). At this level, the Insurance Commissioner of the New Jersey Department of Banking and Insurance is authorized to place MIIX in supervision, rehabilitation or liquidation. In the case of an insurer, like MIIX, that is writing no new business and which is running off its existing business, insurance regulations permit the Insurance Commissioner to allow the insurer to continue its runoff under the supervision of the Commissioner. However, no assurance can be given that the commissioner will allow MIIX to continue to runoff its business. While the Company requested approval from the New Jersey Department of Banking and Insurance to discount loss and LAE reserves, the final determination of the Company's RBC level will not be impacted by the discounting of loss and LAE reserves as NAIC standards do not permit the use of discounting of reserves in the determination of RBC. However, if LP&C is not permitted to merge into MIIX, LP&C's statutory surplus will be included in the final determination of RBC for MIIX. At December 31, 2002, LP&C's RBC was $23.7 million, at approximately 276% of Authorized Control Level ($8.6 million) is well above the acceptable level under RBC rules.

At December 31, 2001, MIIX's Total Adjusted RBC was $122.0 million, which is within the Regulatory Action Level, at approximately 142% of Authorized Control Level ($85.6 million), which required MIIX to prepare and submit a corrective action plan to the Insurance Commissioner of the New Jersey Department of Banking and Insurance. The New Jersey Department of Banking and Insurance on May 3, 2002 approved MIIX's new business plan which provided for the Company to be placed into voluntary solvent runoff effective May 3, 2002. The Virginia Bureau of Insurance placed LP&C in solvent runoff effective February 22, 2002 and approved its plan on May 10, 2002. The Company ceased writing new business in all states in accordance with state's specific nonrenewal requirements. It continued to renew New Jersey physician business through August 31, 2002. Included in MIIX's statutory surplus and RBC at December 31, 2001 is an $18.1 million inter-company note receivable from HNL. Effective April 30, 2002, the Company sold substantially all the assets of HNL and the $18.1 million intercompany note receivable with MIIX was repaid. See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

At December 31, 2001, LP&C's RBC was at the Mandatory Control Level, at approximately 18% of Authorized Control Level, which authorizes the Virginia Insurance Commissioner to place LP&C under regulatory control that may result in rehabilitation or, ultimately, liquidation. On March 14 and 15, 2002, the Company made contributions of capital to LP&C totaling $2,125,000 in order to meet minimum statutory capital requirements in Virginia of $4 million. LP&C entered into a consent order with the Virginia Bureau of Insurance on February 22, 2002, in which it agreed not to solicit or issue any new or renewal business in any jurisdiction, in accordance with applicable laws. LP&C and the Bureau entered into a second consent order on March 6, 2002, requiring LP&C to obtain the Bureau's prior written consent before entering into certain material transactions not in the ordinary course of business, as set forth in the order, including selling or encumbering assets, lending or disbursing funds, incurring debt, modifying reinsurance treaties with affiliates, changing directors or officers of the company, merging the company or paying dividends to stockholders. Also see Note 4, "Related Party Transactions" for additional discussion.

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department of Banking and Insurance. New Jersey regulations permit the payment of any dividend or distribution only out of statutory earned (unassigned) surplus. The Department may limit or disallow the payment of any dividend or distribution if an insurer's statutory surplus following the payment of any dividend or other distribution is not reasonable in relation to its outstanding liabilities and adequate to meet its financial needs, or the insurer is determined to be in a hazardous financial condition. The other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by insurance subsidiaries without prior approval of the applicable state insurance department or Bermuda Registrar of Companies. As a result of these limitations, The Company does not expect that MIIX will have the ability to declare and pay dividends to the Company to meet its operating needs.

At December 31, 2002 and 2001, the Company had restricted net assets of $45,744,112 and $132,974,436, respectively, which represented its investments in its insurance subsidiaries.

10. RESTRUCTURING CHARGE

The Company undertook a restructuring during the first quarter of 2002 which includes a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put LP&C into runoff. The Company communicated these initiatives during the first quarter of 2002. During 2002, the Company paid approximately $2.1 million related to this restructuring.

11. INCOME TAXES

For federal income tax purposes, the Company files a consolidated return with its subsidiaries.

The components of the income tax (benefit) provision in the accompanying statements of income, before the cumulative effect of an accounting change, are summarized as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   2002       2001       2000
                                                 -------    -------    -------
                                                        (In thousands)

Current income tax............................  $(11,157)  $(14,977)  $(21,654)
Deferred income tax...........................       (83)    56,869       (486)
                                                --------   --------   --------
Total income tax (benefit) expense............  $(11,240)  $ 41,892   $(22,140)
                                                ========   ========   ========

A reconciliation of income tax computed at the federal statutory tax rate to total income tax (benefit) expense before the cumulative effect of an accounting change is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    -----------------------------
                                                      2002        2001      2000
                                                    -------     -------    -------
                                                           (In thousands)
Expected annual effective federal income tax
  benefit at 35%................................... $(43,698)  $(38,664)  $(20,509)
Increase (decrease) in taxes resulting from:
  Establishment of valuation allowance, net of
     reduction of tax contingency reserves.........   32,389     82,297        612
  Tax-exempt interest..............................     (444)    (1,695)    (2,478)
  Other............................................      513        (46)       235
                                                    --------   --------   --------
          Total income tax (benefit) expense....... $(11,240)  $ 41,892   $(22,140)
                                                    ========   ========   ========

The income tax benefit of $11.2 million resulted from the recognition of a net operating loss carryback due to a tax law change enacted during the first quarter of 2002.

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
                                                                (In thousands)
Deferred tax assets:
  Net operating loss carryforwards.......................... $ 63,681    $26,843
  Discounting of loss reserves..............................   47,597     49,857
  Unearned premium reserve..................................    1,965      6,660
  Unrealized losses and other-than-temporary declines
      on investments........................................   10,060     11,939
  Other.....................................................    3,549      3,620
                                                             --------    -------
          Total deferred tax assets.........................  126,852     98,919
                                                             --------    -------
   Less valuation allowance.................................  124,828     95,129
                                                             --------    -------
           Deferred tax asset after valuation allowance.....    2,024      3,790

Deferred tax liabilities-Other..............................    1,536      3,380
                                                             --------    -------
Net deferred tax assets..................................... $    488    $   410
                                                             ========    =======

At December 31, 2002 and 2001 the Company established a valuation allowance of $124.8 million and $95.1 million, respectively, to reduce its deferred tax assets to the estimated realizable value. The deferred tax assets primarily relate to net operating loss carryforwards which expire in 20 years, and the different tax and book treatment of discounting of loss reserves, unrealized losses and other-than-temporary declines on the available-for-sale securities and unearned premium reserve. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credit can be carried forward and expected future taxable income. Due to the Company's cumulative loss position in recent years, a valuation allowance has been provided for approximately the full value of the deferred tax assets at December 31, 2002 and 2001. The increase in the valuation allowance of $29.7 million and $94.5 million during 2002 and 2001, respectively, impacted the Company's income tax provision and other comprehensive income which was included in unrealized appreciation (depreciation), net of tax.

At December 31, 2002, the Company had $1.8 million income taxes payable included in other liabilities. At December 31, 2001 and 2000, the Company had current income taxes recoverable included in other assets of $13.8 million and $11.1 million, respectively.

At December 31, 2001, the Company released a $10.2 million tax contingency reserve which resulted from the establishment of the valuation allowance, at approximately full value.

The amount of federal income taxes paid in 2001 and 2000 was $7.2 million and $2.3 million, respectively. The Company did not pay federal income taxes in 2002.

The federal income tax returns of the Company have been examined by the Internal Revenue Service through the years 1994. Management believes the Company has adequately provided for any remaining tax contingencies.

12. DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the years ended December 31, 2002, 2001 and 2000.

                                                2002        2001       2000
                                              --------    --------   --------
                                                       (In thousands)

Balance at beginning of period..............  $  4,416    $  3,026   $  3,165
Cost deferred during the period.............     4,920      15,086     12,576
Amortization expense........................    (8,320)    (13,696)   (12,715)
                                              --------    --------   --------
Balance at end of period....................  $  1,016    $  4,416   $  3,026
                                              ========    ========   ========

13. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                           2002          2001         2000
                                                         ---------    ---------    ---------
                                                                  (In thousands)
Net loss .............................................   $(115,984)   $(157,644)   $ (36,458)

Other comprehensive income (loss):

Unrealized holding appreciation (depreciation) arising
    during period (net of tax of $0, $0 and $13,821,
    respectively) ....................................      21,047       (4,272)      27,146

  Reclassification adjustment for losses realized in
    net income (net of tax of $0, $3,609 and
    $1,455, respectively) ............................       3,521        6,703        2,701
                                                         ---------    ---------    ---------
  Net unrealized appreciation arising during the
    period at December 31, (net of tax of $0, $3,609
    and $15,276, respectively ........................   $  24,568    $   2,431    $  29,847
                                                         ---------    ---------    ---------
Comprehensive loss ...................................   $ (91,416)   $(155,213)   $  (6,611)
                                                         =========    =========    =========

14. STOCK BASED COMPENSATION

Pursuant to stock purchase and loan agreements, the Company, upon Board approval, made loans to certain officers of the Company, which the officers used to purchase unregistered shares of the MIIX Group common stock at the Offering Price. The Company had loans outstanding to certain officers of the Company of $2.9 million and $3.8 million as of December 31, 2002 and 2001, respectively. The loans, five of which are with former officers of the Company, bear interest rates ranging from 5.37% to 6.21% and provide for full recourse against the borrowers. Pursuant to a former CEO's separation agreement during 2001, the outstanding stock purchase and loan balance was reduced by approximately $0.7 million. As part of the separation agreement, the Company also issued 221,591 phantom stock options, which are stock appreciation rights, with prices ranging from $7.40 to $13.50, all of which were immediately exercisable and expire April 13, 2006. During 2002, certain current and former officers tendered 110,061 shares of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreement. These tenders and additional loan repayments reduced the stock purchase and loan balances by approximately $1.8 million. All transactions were recorded at the fair market value of the Company common stock on the effective date of the respective transactions.

The Company, upon board approval, grants restricted shares of the Company's common stock to certain officers of the Company. The Company had 10,000 and 18,560 non-vested restricted shares outstanding as of December 31, 2002 and 2001, respectively. During 2000 an additional 4,280 shares of restricted shares of The MIIX Group common stock were vested. During 2001, the Company granted an additional 40,000 shares of restricted shares of The MIIX Group common stock, of which 10,000 shares were immediately vested, and 28,560 shares were forfeited. During 2002, 10,000 restricted shares of The MIIX Group common stock were granted, having a per share market value of $2.88 and 166,746 options to purchase shares of The MIIX Group common stock at exercise prices ranging from $1.26 to $1.80 were granted, of which 65,496 shares were immediately exercisable. During the 12 months ended December 31, 2002, 171,379 options and 10,000 shares of non-vested restricted stock were cancelled and 12,474 options were exercised with exercise prices ranging from $7.45 to $11.91.

The aggregate number of options for common shares issued and issuable under the Plan is currently limited to 2,250,000. All options granted have ten year terms and vest over various future periods. Options outstanding at December 31, 2002 have exercise prices ranging from $1.26 to $16.06.

A summary of the Company's stock option activity and related information follows:

                                                          2002                               2001
                                            -------------------------------    -------------------------------

                                             Number of     Weighted-Average     Number of     Weighted-Average
                                              Options      Exercise Price        Options      Exercise Price
                                            ---------      ----------------     ----------    ----------------
Options outstanding at beginning
   of year.............................       866,069          $10.13             531,435          $12.88
Granted during year....................       166,746            1.69             707,800            8.12
Exercised during year..................        12,474           11.47                 431            7.45
Forfeited during the year..............        80,086            9.41             307,535            9.67
Expired during the year................        91,293           12.46              65,200           12.86
                                              -------                             -------
Options outstanding at end of year.....       848,962           $8.28             866,069          $10.13
                                              =======           =====             =======          ======

Options exercisable....................       550,825            9.38             412,087           11.29
                                              =======           =====             =======          ======

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation for the years Ended December 31."

                                                                2002               2001              2000
                                                             ---------          ----------         ---------
(In thousands, except per share amounts)
   Net loss, as reported                                     $(115,984)         $(157,644)         $(36,458)
   Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects
                                                                  (301)              (194)             (261)
   Pro forma net loss                                        $(116,285)         $(157,838)         $(36,719)
   Basic/diluted earnings per share:
     As reported                                                $(8.67)           $(11.66)           $(2.59)
     Pro forma                                                   (8.69)            (11.67)            (2.60)
   Estimated weighted average of the fair value of
     options granted                                            $ 0.49            $  2.36            $ 3.56

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 3.2% to 6.6%; dividend yields ranging from 0% to 2.69%; volatility factors of the expected market price of the Company's common stock ranging from 35.1% to 48.2%; and a three-year weighted average expected life of the options.

15. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 is computed using the weighted-average number of common shares outstanding during these periods of 13,385,124, 13,524,959 and $14,100,043, respectively.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              2002         2001         2000
                                                            ---------    ---------    ---------
                                                                      (In thousands)
Numerator for basic and diluted earnings (loss) per share
   of common stock:
   Net loss before cumulative effect of an
     accounting change ..................................   $(113,611)   $(152,361)   $ (36,458)
   Cumulative effect of an accounting change,
     net of tax .........................................      (2,373)      (5,283)           0
                                                            ---------    ---------    ---------

   Net loss .............................................   $(115,984)   $(157,644)   $ (36,458)
                                                            =========    =========    =========

Denominator:
  Denominator for basic earnings (loss) per share of
  common stock - weighted-average shares outstanding ....      13,385       13,525       14,100

  Effect of dilutive securities:
    Stock options and non-vested restricted stock .......          25           81           17
                                                            ---------    ---------    ---------
    Denominator for diluted earnings (loss) per share of
    common stock adjusted - weighted-average shares
    outstanding .........................................      13,410       13,606       14,117
                                                            =========    =========    =========

Basic and diluted loss per share of common stock
   before cumulative effect of an accounting change .....   $   (8.49)   $  (11.27)   $   (2.59)
Cumulative effect of an accounting change ...............       (0.18)       (0.39)        0.00
                                                            ---------    ---------    ---------

Basic and diluted loss per share of common stock ........   $   (8.67)   $  (11.66)   $   (2.59)
                                                            =========    =========    =========

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

17. UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations for 2002 and 2001:

                                                                    2002
                                                  -----------------------------------------
                                                    1ST         2ND        3RD        4TH
                                                  --------    -------    -------    -------
                                                                (In thousands)
Total written premiums..........................  $ 95,526   $  6,510   $ (2,311) $  (3,516)
Net premiums earned.............................    37,153     49,083     23,727     (9,743)
Net investment income...........................    18,249     16,158     13,710     12,721
Realized investment losses......................    (1,503)       222       (591)    (1,649)
Losses and loss adjustment expenses.............    81,804     54,497     21,219     38,967
Net income (loss)...............................  $(45,366)  $ (6,120)  $    885  $ (65,383)

Basic and diluted earnings (loss) per share.....  $  (3.38)  $  (0.45)  $   0.07  $   (4.89)
                                                  ========   ========   ========  =========
Dividend per share of common stock..............  $   0.00   $   0.00   $   0.00  $    0.00
                                                  ========   ========   ========  =========

                                                                    2001
                                                  -----------------------------------------
                                                    1ST         2ND        3RD        4TH
                                                  --------    -------    -------    -------
                                                                (In thousands)

Total written premiums..........................  $100,763   $ 23,550   $ 70,993  $  36,640
Net premiums earned.............................    44,634     46,468     49,488      6,262
Net investment income...........................    21,310     20,906     19,862     18,115
Realized investment losses......................     3,019      4,552     (2,216)    (7,539)
Losses and loss adjustment expenses.............    45,604     46,438     47,073    111,653
Net income (loss)...............................  $  6,501   $  1,827   $  2,464  $(168,436)

Basic and diluted earnings (loss) per share.....  $   0.48   $   0.13   $   0.18  $  (12.43)
                                                  ========   ========   ========  =========
Dividend per share of common stock..............  $   0.05   $   0.05   $   0.05  $    0.05
                                                  ========   ========   ========  =========

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                          The MIIX Group, Incorporated
                                 (In thousands)

                                                        AMORTIZED                     AMOUNT ON
                                                           COST       FAIR VALUE    BALANCE SHEET
                                                        ----------    ----------    -------------
Fixed maturities:
  Bonds:
  United States government and government agencies
     and authorities..................................  $  283,493    $  293,846      $  293,846

  Foreign securities--U.S. dollar denominated.........       6,946         7,351           7,351
  All other corporate bonds...........................     480,975       487,383         487,383
                                                        ----------    ----------      ----------
     Total fixed maturities...........................  $  771,414    $  788,580      $  788,580
                                                        ----------    ----------      ----------
Equity securities:
  Common stock:
     Banks, trusts and insurance companies............       2,193         2,219           2,219
     All other corporate stock........................       2,611         2,968           2,968
                                                        ----------    ----------      ----------
     Total equity securities..........................  $    4,804    $    5,187      $    5,187
                                                        ----------    ----------      ----------
Short-term investments................................  $  262,537    $  262,537      $  262,537
                                                        ----------    ----------      ----------

Total investments.....................................  $1,038,755    $1,056,304      $1,056,304
                                                        ==========    ==========      ==========

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          The MIIX Group, Incorporated
                            Condensed Balance Sheets
                      (In thousands, except share amounts)

                                                                 DECEMBER 31,
                                                             --------------------
                                                               2002        2001
                                                             --------   ---------
                                     ASSETS
  Investments
  Equity investments, at fair value
     (cost: 2002 - $0; 2001 - $2,614)....................... $      0    $  1,846
  Short-term investments, at cost which approximates
     fair value.............................................    1,327         108
  Investment in subsidiaries................................   50,447     145,474
                                                             --------    --------
          Total investments.................................   51,774     147,428

  Cash......................................................        8          (5)

  Other assets..............................................      837         533
                                                             --------    --------
          Total assets...................................... $ 52,619    $147,956
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
  Due to subsidiaries....................................... $ 10,276    $  4,413
  Loan Payable..............................................        0       9,050
  Other liabilities.........................................    1,077       3,007
                                                             --------    --------
          Total liabilities.................................   11,353      16,470

  STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value, 50,000,000 shares
     authorized, no shares issued and outstanding...........        0           0
  Common stock, $0.01 par per share, 100,000,000 shares
     authorized, 16,538,005 shares issued
     (2002 - 13,382,173 shares outstanding;
     2001 - 13,479,760 shares outstanding)..................      166         166
  Additional paid-in capital................................   53,909      53,927
  Retained earnings.........................................   13,323     129,307
  Treasury stock, at cost (2002 - 3,155,832 shares;
     2001 - 3,058,245 shares)...............................  (40,199)    (39,631)
  Stock purchase loans and unearned stock compensation......   (3,662)     (5,444)
  Accumulated other comprehensive income (loss).............   17,729      (6,839)
                                                             --------    --------
          Total stockholders' equity........................   41,266     131,486
                                                             --------    --------

          Total liabilities and stockholders' equity........ $ 52,619    $147,956
                                                             ========    ========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                       Condensed Statements of Operations

                                                            YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          2002         2001         2000
                                                        ---------    ---------    ---------
                                                                   (In thousands)
  Net investment income .............................   $   2,205    $     285    $     382
  Other Income ......................................         267           10            0
Realized investment gains (losses) ..................        (518)           0         (345)
  Other expenses ....................................      (2,506)      (2,371)        (858)
                                                        ---------    ---------    ---------
  Loss before federal income taxes and equity
    in income of subsidiaries .......................        (552)      (2,076)        (821)

  Tax provision (benefit) ...........................      (3,394)       1,556         (475)
                                                        ---------    ---------    ---------

  Earnings (loss) before equity in income of
    subsidiaries ....................................       2,842       (3,632)        (346)
  Equity in loss of subsidiaries ....................    (118,826)    (154,012)     (36,112)
                                                        ---------    ---------    ---------
          Net loss ..................................   $(115,984)   $(157,644)   $ (36,458)
                                                        =========    =========    =========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                       Condensed Statements of Cash Flows

                                                                                   YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                              2002         2001         2000
                                                                            ---------    ---------    ---------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $(115,984)   $(157,644)   $ (36,458)

Adjustments to reconcile net income to net cash provided by operating activities:
  Realized investment losses ............................................         518            0          345
  Change in payable to subsidiaries .....................................       5,863        2,035        2,016
  Net change in other assets and liabilities ............................      (1,041)       2,713       (1,652)
  Equity in undistributed income of subsidiaries ........................     118,826      154,012       36,112
                                                                            ---------    ---------    ---------
Net cash provided by operating activities ...............................       8,182        1,116          363
                                                                            ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from equity sales ..............................................           0            0        2,860
Cash dividends received from subsidiary .................................       2,100            0            0
Change in short-term investments, net ...................................      (1,219)          23       11,719
                                                                            ---------    ---------    ---------
Net cash provided by (used in) investing activities .....................         881           23       14,579
                                                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock ..............................................           0            0      (19,648)
Cash dividends paid to stockholders .....................................           0       (2,704)      (2,784)
Notes payable and other borrowings ......................................      (9,050)       1,550        7,500
                                                                            ---------    ---------    ---------

Net cash used in financing activities ...................................      (9,050)      (1,154)     (14,932)
                                                                            ---------    ---------    ---------

Net change in cash ......................................................          13          (15)          10
Cash, beginning of period ...............................................          (5)          10            0
                                                                            ---------    ---------    ---------

Cash, end of period .....................................................   $       8    $      (5)   $      10
                                                                            =========    =========    =========

                                   SCHEDULE II

                          The MIIX Group, Incorporated

                     Notes to Condensed Financial Statements
                                December 31, 2002

1.    BASIS OF PRESENTATION

In The MIIX Group's condensed financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The MIIX Group's condensed financial statements should be read in conjunction with the consolidated financial statements, in particular see Notes 4 and 9.

                                   SCHEDULE V

                          The MIIX Group, Incorporated

                        Valuation and Qualifying Accounts
                                 (in thousands)

                                       Balance at
                                      beginning of       Charged                                            Balance at
                                          period         to costs       Charged to                             end of
                                       January 1,          and            other                                period
          Description                     2002           expenses        accounts       Deductions      December 31, 2002
---------------------------------    ----------------   -----------    ------------   --------------    -------------------
Deferred tax valuation
    allowance...................         95,129 (a)         29,699             0                0            124,828(a)

Direct financing leases -
    allowance for doubtful
    accounts....................            753 (a)              0             0              753                  0

Premium receivable..............            133 (a)              0             0              133                  0

(a) Deducted from the asset section in the balance sheet