Form 10-K/A
period 2002-12-31
MIIX GROUP INC
filed 2003-04-25
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                  Amendment #1
                                   (Mark One)
      /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                               YES /X/    NO / /

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

This Form 10K/A has been filed to correct certain typographical errors related to the date contained in Exhibits 99.1 and 99.2 and does not result in any other changes to the Report.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            THE MIIX GROUP, INCORPORATED


                                            By: /s/ Patricia A. Costante
                                                --------------------------------
                                                Patricia A. Costante
                                                Chairman and CEO

April 25, 2003

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

   3.2 Amended and Restated By-Laws of The MIIX Group, Incorporated, amended June 12, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

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

  10.62* The MIIX Group, Incorporated and New Jersey State Medical Underwriters, Inc. Employee Retention Incentive Plan (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

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

  10.75* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc., and James P. Roynan (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

  10.76* Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and James P. Roynan (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

  10.77 Trust Agreement among MIIX Insurance Company, Eisen Und Stahl Reinsurance and Mellon Bank, N.A., entered into May 13, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

  10.78 Trust Agreement among MIIX Insurance Company, Underwriters Reinsurance Company (Barbados) Inc., and Mellon Bank, N.A., entered into May 7, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form

             10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

  10.79 Trust Agreement among MIIX Insurance Company, London Life and Casualty Reinsurance Corporation, and Mellon Bank, N.A., entered into May 7, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

  10.80 Trust Agreement among MIIX Insurance Company, Hannover Reinsurance (Ireland) Ltd., and Mellon Bank, N.A., entered into May 7, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

  10.81 Trust Agreement among MIIX Insurance Company, Swiss Reinsurance America Corporation, and Mellon Bank, N.A., entered into May 7, 2002 (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

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

  10.85 Reimbursement Agreement dated as of August 28, 2002 by and among MIIX Advantage Insurance Company of New Jersey, MIIX Advantage Holdings, Inc. and MIIX Insurance Company (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

   11 No statement regarding the computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

   21.1 Subsidiaries of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

   23.1 Consent of Independent Auditors (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

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