Form 10-Q
period 2003-03-31
MIIX GROUP INC
filed 2003-05-15
CIK 1064063

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
 (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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

               TWO PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
             -------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (609) 896-2404
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share
---------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                           -----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO
                                    ---    ---

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES X   NO
                                    ---    ---

     As of May 15, 2003, the number of outstanding shares of the Registrant's Common Stock was 14,564,143.

================================================================================

TABLE OF CONTENTS
-----------------


PART I   FINANCIAL INFORMATION.................................................4

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........21

ITEM 4.  CONTROLS AND PROCEDURES..............................................22

PART II  OTHER INFORMATION....................................................22

ITEM 1.  LEGAL PROCEEDINGS....................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................23

SIGNATURES....................................................................24

                           FORWARD-LOOKING STATEMENTS


This Form 10-Q contains forward-looking statements that are based on the Company's estimates and expectations concerning future events and anticipated results and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In particular, the implementation of the Company's business plan is subject to completion of financial analyses and other contingencies. These uncertainties and other factors are detailed from time to time in the Company's filings with the appropriate securities commissions, and include, without limitation, the Company having sufficient liquidity and working capital, the Company's ability to manage the run-off of its insurance business, the Company's ability to settle claims effectively, the Company's ability to manage its investment portfolio, the Company's ability to service MIIX Advantage under the management contract and other arrangements, the Company's ability to sell additional management and consulting services to additional providers of medical malpractice insurance, the Company's ability to avoid rehabilitation or liquidation, the continued adequacy of the Company's loss and loss adjustment expense reserves, the Company's avoidance of any material loss on collection of reinsurance recoverables, general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets, judicial decisions and rulings, changes in domestic and foreign laws, regulations and taxes, effects of acquisitions and divestitures, and various other factors. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. The Company's expectations regarding future earnings, growth initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and enhancing shareholder value depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as representation by the company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance in these forward-looking statements which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of March 31, 2003, and the related consolidated statements of income for the three month period ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three month period ended March 31, 2003 and 2002 and the consolidated statement of stockholders' equity for the three month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements as of March 31, 2003 and for the three-month period ended March 31, 2003 and 2002 for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002, not presented herein, and in our report dated March 21, 2003, we expressed an unqualified opinion on those consolidated financial statements; however, we referred in our report to disclosures in the Notes to the December 31, 2002 financial statements, the potential consequences of which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               ERNST & YOUNG LLP


New York, New York
May 15, 2003

                                            THE MIIX GROUP, INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                  -------------------------------------
                                                                                        2003                 2002
                                                                                  ----------------     ----------------
                                     ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2003 - $698,179;
     2002 - $771,414)                                                                  $  716,526           $  788,580
   Equity investments, at fair value (cost: 2003 - $4,804; 2002 - $4,804)                   5,172                5,187
   Short-term investments, at cost which approximates fair value.............             273,989              262,537
                                                                                       ----------           ----------
         Total investments...................................................             995,687            1,056,304
                                                                                       ----------           ----------

Cash.........................................................................               4,407                4,667
Accrued investment income....................................................               8,024                8,339
Premium receivable, net......................................................               2,761                7,602
Reinsurance recoverable on unpaid losses.....................................             405,480              457,005
Prepaid reinsurance premiums ................................................               3,176                3,053
Reinsurance recoverable on paid losses, net..................................              41,206               31,822
Deferred policy acquisition costs............................................                  20                1,016
Receivable for securities....................................................               1,743                    0
Other assets.................................................................              45,847               47,055
                                                                                       ----------           ----------
         Total assets........................................................          $1,508,351           $1,616,863
                                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses...................................          $1,082,370           $1,151,635
Unearned premiums............................................................               9,873               25,262
Premium deposits.............................................................                   0                  209
Funds held under reinsurance treaties........................................             300,483              332,741
Payable for securities.......................................................               9,671                    0
Other liabilities............................................................              60,336               65,750
                                                                                       ----------           ----------
         Total liabilities...................................................           1,462,733            1,575,597
                                                                                       ----------           ----------
Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding....................................................
                                                                                                0                    0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2003 - 14,564,143 shares outstanding; 2002 - 13,382,173
   shares outstanding).......................................................                 166                  166
Additional paid-in capital...................................................              40,270               53,909
Retained earnings............................................................              18,563               13,323
Treasury stock, at cost (2003 - 1,973,862 shares; 2002 - 3,155,832 shares)...             (25,038)             (40,199)
Stock purchase loans and unearned stock compensation.........................              (5,294)              (3,662)
Accumulated other comprehensive income ......................................              16,951               17,729
                                                                                       ----------           ----------
         Total stockholders' equity..........................................              45,618               41,266
                                                                                       ----------           ----------
         Total liabilities and stockholders' equity..........................          $1,508,351           $1,616,863
                                                                                       ==========           ==========

SEE ACCOMPANYING NOTES

                                                                                                                    5


                                         THE MIIX GROUP, INCORPORATED

                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         -----------------------
                                                                                           2003           2002
                                                                                         --------       --------
REVENUES
Net premiums earned..................................................................    $ 9,860        $ 37,153
Net investment income................................................................      0,945          18,249
Realized investment losses...........................................................      2,004)         (1,503)
Other revenue........................................................................      1,638           2,816
                                                                                         -------        --------
     Total revenues..................................................................      0,439          56,715
                                                                                         -------        --------
EXPENSES
Losses and loss adjustment expenses..................................................      6,963          81,804
Underwriting expenses................................................................      5,743          10,740
Funds held charges...................................................................      4,135          14,759
Other expenses.......................................................................        246           1,274
Restructuring charge.................................................................          0           2,552
                                                                                         -------        --------
     Total expenses..................................................................      7,087         111,129
                                                                                         -------        --------

Income (loss) before income taxes....................................................      3,352         (54,414)
Income tax benefit...................................................................      1,888)        (11,421)
     Net income (loss) before cumulative effect of an accounting change..............      5,240         (42,993)
     Cumulative effect of an accounting change, net of tax...........................          0          (2,373)
                                                                                         -------        --------
     Net income (loss) ..............................................................    $ 5,240        $(45,366)
                                                                                         =======        ========

Basic earnings (loss) per share before cumulative effect of an accounting change.....      $0.39          $(3.20)
Cumulative effect of an accounting change............................................       0.00           (0.18)
                                                                                           -----          ------
Basic earnings (loss) per share......................................................      $0.39          $(3.38)
                                                                                           =====          ======

Diluted earnings (loss) per share before cumulative effect of an accounting change...      $0.38          $(3.20)
Cumulative effect of an accounting change............................................       0.00           (0.18)
                                                                                           -----          ------
Diluted earnings (loss) per share....................................................      $0.38          $(3.38)
                                                                                           =====          ======

Dividend per share of common stock...................................................      $0.00           $0.00
                                                                                           =====          ======

SEE ACCOMPANYING NOTES
                                                                                                                       6


                                                     THE MIIX GROUP, INCORPORATED

                                                   CONSOLIDATED STATEMENT OF EQUITY
                                               FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                              (UNAUDITED)


                                                                                            STOCK
                                                                                          PURCHASE
                                                                                          LOANS AND      ACCUMULATED
                                 NUMBER OF     COMMON    ADDITIONAL                        UNEARNED         OTHER         TOTAL
                                  SHARES       STOCK       PAID-IN   RETAINED  TREASURY      STOCK       COMPREHENSIVE STOCKHOLDERS'
                                OUTSTANDING    ISSUED      CAPITAL   EARNINGS    STOCK    COMPENSATION   INCOME (LOSS)    EQUITY
                                ------------ ----------- ---------- --------- --------- --------------- --------------- ------------
Balance at January 1, 2003.....  13,382,173     $166       $53,909   $13,323  $(40,199)     $(3,662)        $17,729        $41,266
  Net income...................                                        5,240                                                 5,240

  Other comprehensive
    income (loss), net of tax:

   Net unrealized depreciation
    on securities available-
    for-sale, net of deferred
    taxes......................                                                                                (778)          (778)

   Stock purchase and loan
    agreement activities.......      (8,922)                                        (8)        (102)                          (110)

   Stock compensation and
     treasury stock activity...   1,190,892                (13,639)             15,169       (1,530)                             0
                                 ----------     ----       -------   -------  --------      -------         -------        -------

Balance at March 31, 2003......  14,564,143     $166       $40,270   $18,563  $(25,038)     $(5,294)        $16,951        $45,618
                                 ==========     ====       =======   =======  ========      =======         =======        =======


SEE ACCOMPANYING NOTES











                                                                                                                                7

                                              THE MIIX GROUP, INCORPORATED

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     --------------------------------
                                                                                          2003               2002
                                                                                     -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...............................................................        $   5,240         $ (45,366)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax...........................                0             2,373
Unpaid losses and loss adjustment expenses......................................          (69,265)           31,088
Unearned premiums...............................................................          (15,389)           42,170
Premium deposits................................................................             (209)          (18,928)
Premium receivable, net.........................................................            4,841           (24,597)
Reinsurance balances, net.......................................................            9,760            (2,881)
Deferred policy acquisition costs...............................................              996            (1,396)
Realized losses.................................................................            2,004             1,503
Depreciation, accretion and amortization........................................              711              (859)
Accrued investment income.......................................................              315               885
Net investment in direct financing leases.......................................                0               642
Other assets....................................................................             (880)           (3,622)
Other liabilities...............................................................           (5,380)          (12,060)
                                                                                        ---------         ---------
Net cash used in operating activities...........................................          (67,256)          (31,048)
                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales...................................          174,879           176,389
Proceeds from fixed-maturity investments matured, called or prepaid.............           41,769            25,046
Proceeds from equity investment sales...........................................                0                 5
Cost of investments acquired....................................................         (146,128)         (160,631)
Change in short-term investments, net...........................................          (11,452)            8,690
Net receivable (payable) for securities.........................................            7,928           (11,522)
                                                                                        ---------         ---------
Net cash provided by investing activities.......................................           66,996            37,977
                                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable and other borrowings.................................                0              (592)
                                                                                        ---------         ---------
Net cash used in financing activities...........................................                0              (592)
                                                                                        ---------         ---------
Net change in cash..............................................................             (260)            6,337
Cash, beginning of period.......................................................            4,667             2,029
                                                                                        ---------         ---------
Cash, end of period.............................................................        $   4,407         $   8,366
                                                                                        =========         =========

SEE ACCOMPANYING NOTES

                                                                                                                     8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
-------------------------

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

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2002 which were filed with the Securities and Exchange Commission on Form 10-K.

2.  RECENT DEVELOPMENTS
-----------------------

The Company has been subjected to a number of adverse developments as a result of unexpected and unprecedented increases in loss severity during fiscal years 2002, 2001 and 2000 related to prior years' experience. These increases have required the Company to increase its loss reserves in each of the last three years. For a more detailed discussion see Form 10-K.

As a result of the net losses reported in 2001, two of the Company's operating subsidiaries triggered Risk Based Capital ("RBC") events requiring the filing of a corrective action plan with each state of domicile. As a result, both companies, MIIX and LP&C, entered solvent runoff. For a more detailed description of these events, see our Annual Report on Form 10-K for 2002.

At December 31, 2002, MIIX's total adjusted capital was $18.7 million, which is below the Mandatory Control Level. MIIX requested approval from the New Jersey Department of Banking and Insurance ("New Jersey Department") to discount loss and loss adjustment expense ("LAE") reserves and to merge LP&C into MIIX as of December 31, 2002. Similarly, LP&C requested approval from the Virginia Bureau of Insurance ("Virginia Bureau") to merge LP&C into MIIX. Pending a decision on these requests, the New Jersey Department and the Virginia Bureau granted each company extensions to file their respective annual statutory financial statements. Although the merger request is currently being reviewed by both departments, both statements have now been filed.

While the requests to merge remain pending with the regulators, the request to discount MIIX's loss and LAE reserves on a statutory basis as of December 31, 2002 was approved by the New Jersey Department. The permissible discount rate was three (3) percent. MIIX's RBC level will not be impacted by the ability to discount loss and LAE reserves, as the National Association of Insurance Commissioners ("NAIC") standards do not permit discounting of loss and LAE reserves to be taken into account in the calculation of RBC. Discounting of reserves will facilitate the New Jersey Department's ability to assess the continued viability of MIIX on a basis that recognizes the long payout period of claims and matches investments and loss and LAE reserves on a comparable economic basis. The discounting of MIIX's reserves resulted in an increase to MIIX's statutory surplus, bringing total surplus to $72.3 million as of December 31, 2002.

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department. The limitations include a requirement for approval by the New Jersey Department prior to MIIX incurring new debt, paying dividends or investing in below investment grade assets.

On May 1, 2003, MIIX entered into an Order with the New Jersey Department that sets forth the framework for the regulatory monitoring of MIIX. The Order is consistent with the February 19, 2003 letter agreement of the parties whereby MIIX agreed to certain limitations on operations. The limitations, among other things, require the approval of the New Jersey Department prior to payment of dividends by the Company's insurance subsidiary, and for lending arrangements, investments and inter-company arrangements outside of the normal course of business, and require the Company to periodically provide information relating to its operations and finances to the New Jersey Department. See "Risks and Uncertainties."

The Company was recently notified by the New York Stock Exchange ("NYSE") that the trading of the Company's common stock would be suspended at the opening of business on April 28, 2003. The NYSE had determined that the Company's market capitalization and stockholders' equity were below NYSE listing thresholds. The Company was considered "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The Company has commenced trading on the "Over-the-Counter Bulletin Board." See "Risks and Uncertainties."


3.  STOCK BASED COMPENSATION
----------------------------

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25, no compensation expense is recognized given the Company's policy. During the first quarter of 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29 resulting in an increase to unearned stock compensation of $1.5 million, a reduction to treasury stock of $15.2 million, which was calculated using the average value per share in treasury stock at the grant date (approximately $12.73), and a reduction of additional paid-in capital for the difference of 13.7 million. During the three months ended March 31, 2003, 21,549 options were cancelled, and 0 options were exercised. During the quarter ended March 31, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced the stock purchase and loan balance to $0. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation for the three months Ended March 31:

                                                            2003          2002
                                                         ---------      ---------
(In thousands, except per share amounts)
----------------------------------------
   Net income (loss), as reported                          $5,240       $(45,366)
   Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                              (27)           (75)
                                                           ------       --------
   Pro forma net gain (loss)                               $5,213       $(45,441)
                                                           ======       ========
   Basic earnings per share:
     As reported                                            $0.39         $(3.38)
     Pro forma                                               0.39          (3.38)
   Diluted earnings per share:
     As reported                                            $0.38         $(3.37)
     Pro forma                                               0.38          (3.37)

   Estimated weighted average of
     the fair value of options
     granted                                                $0.00          $0.00


The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 1.9% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of the Company's common stock ranging from 38.7% to 40.6%; and a three-year weighted average expected life of the options.

4.  EARNINGS PER SHARE
----------------------

Basic and diluted earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 13,369,298 and 13,829,191, respectively, for the three month period ended March 31, 2003 and 13,424,695 and 13,476,709, respectively, for the three month period ended March 31, 2002.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                          --------------------------
                                                                                             2003            2002
                                                                                          ----------      ----------
                                                                                               (in thousands)
Numerator for basic and diluted earnings (loss) per share of common stock:
     Net income (loss) before cumulative effect of an accounting change..............       $5,240         $(42,993)

     Cumulative effect of an accounting change, net of tax...........................            0           (2,373)
                                                                                            ------         --------

     Net income (loss) ..............................................................       $5,240         $(45,366)
                                                                                            ======         ========

Denominator:
     Denominator for basic earnings (loss) per share of common stock -
          weighted-average shares outstanding........................................       13,369           13,425
Effect of dilutive securities:
     Stock options and nonvested restricted stock....................................          460               52
                                                                                            ------         --------

     Denominator for diluted earnings (loss) per share of common stock -
          adjusted-weighted average shares outstanding...............................       13,829           13,477
                                                                                            ======         ========
Basic earnings (loss) per share of common stock before cumulative effect of an
     accounting change...............................................................        $0.39           $(3.20)
Cumulative effect of an accounting change............................................         0.00            (0.18)
                                                                                             -----           ------
Basic earnings (loss) per share of common stock......................................        $0.39           $(3.38)
                                                                                             =====           ======

Diluted earnings (loss) per share of common stock before cumulative effect of an
     accounting change...............................................................        $0.38           $(3.20)
Cumulative effect of an accounting change............................................         0.00            (0.18)
                                                                                             -----           ------
Diluted earnings (loss) per share of common stock....................................        $0.38           $(3.38)
                                                                                             =====           ======

5.  COMPREHENSIVE INCOME
------------------------

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at March 31, 2003 and December 31, 2002, except those determined to be other-than temporary, are reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income (loss), net of related tax, for the periods ended March 31, 2003 and 2002 are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                        2003            2002
                                                                                     ------------    ------------
                                                                                            (in thousands)
Net income (loss) ..............................................................       $  5,240        $ (45,366)

Other comprehensive income (loss):
  Unrealized holding depreciation arising during period (net of tax of $0 and $0,
     respectively)..............................................................         (2,782)         (12,882)

  Reclassification adjustment for losses realized in net income  (net of tax of
     $0 and $0, respectively)...................................................          2,004            1,503
                                                                                       --------        ---------

Net unrealized depreciation arising during the period ended March 31 (net of tax
  of $0 and $0, respectively)...................................................           (778)         (11,379)
                                                                                       --------        ---------

Comprehensive income (loss).....................................................       $  4,462        $ (56,745)
                                                                                       ========        =========

6.  DEFERRED POLICY ACQUISITION COSTS
-------------------------------------

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the three months ended March 31, 2003 and 2002.

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              ----------------------------------
                                                                                   2003                2002
                                                                              ----------------    --------------
                                                                                        (in thousands)
Balance, beginning of period..............................................        $ 1,016             $  4,416
Cost deferred during the period...........................................             50                4,680
Amortization expense......................................................         (1,046)              (3,284)
                                                                                  -------             --------
Balance, end of period....................................................        $    20             $  5,812
                                                                                  =======             ========

7.  RESTRUCTURING CHARGE
------------------------

The first quarter of 2002 included a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put MIIX and LP&C into runoff. No similar event occurred during the current period ended March 31, 2003.

8.  INCOME TAXES
----------------

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended March 31, 2003 and 2002 are as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------------------------
                                                       2003                                   2002
                                       -------------------------------------  -------------------------------------
                                                            % OF INCOME                            % OF INCOME
                                                               BEFORE                                 BEFORE
                                          INCOME TAXES      INCOME TAXES         INCOME TAXES      INCOME TAXES
                                       ------------------- -----------------  ------------------  -----------------
                                          (in thousands)                        (in thousands)
Expected annual effective federal
    income tax expense (benefit)
    at 35%...........................          $ 1,173            35.0 %             $(19,045)          (35.0)%
Increase (decrease) in taxes
    resulting from:
    Valuation allowance..............           (3,015)          (89.9)%                8,334            15.3 %
    Tax-exempt interest..............                0             0.0 %                 (391)           (0.7)%
    Other............................              (46)           (1.4)%                 (319)           (0.6)%
                                               -------           -----               --------           -----
Total income tax benefit.............          $(1,888)          (56.3)%             $(11,421)          (21.0)%
                                               =======           =====               ========           =====

The income tax benefit of $1.9 million for the three months ended March 31, 2003 resulted primarily from utilization of the Company's net operating loss carryforward and a change in the valuation allowance.

9.  RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

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

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which amends Statement No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. The provisions of this Statement are generally effective July 1, 2003. Adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial condition or results of operations.

10. RECLASSIFICATION
--------------------

Certain amounts have been reclassified for the prior years to be comparable to the 2003 presentation.

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

INCOME TAXES. The Company accounts for income taxes in accordance with Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would adversely impact our financial position and results of operations. A valuation allowance has been established for approximately the full value of the deferred tax assets at March 31, 2003.

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

RECENT DEVELOPMENTS

The Company has been subjected to a number of adverse developments as a result of unexpected and unprecedented increases in loss severity during fiscal years 2002, 2001 and 2000 related to prior years' experience. These increases have required the Company to increase its loss reserves in each of the last three years. For a more detailed discussion see Form 10-K.

As a result of the net losses reported in 2001, two of the Company's operating subsidiaries triggered RBC events requiring the filing of a corrective action plan with each state of domicile. As a result, both companies, MIIX and LP&C, entered solvent runoff. For a more detailed description of these events, see our Annual Report on Form 10-K.

At December 31, 2002, MIIX's total adjusted capital was $18.7 million, which is below the Mandatory Control Level. MIIX requested approval from the New Jersey Department to discount loss and LAE reserves and to merge LP&C into MIIX as of December 31, 2002. Similarly, LP&C requested approval from the Virginia Bureau to merge LP&C into MIIX. Pending a decision on these requests, the New Jersey Department and the Virginia Bureau granted each company extensions to file their respective annual statutory financial statements. Although the merger request is currently being reviewed by both departments, both statements have now been filed.

While the requests to merge remain pending with the regulators, the request to discount MIIX's loss and LAE reserves on a statutory basis as of December 31, 2002 was approved by the New Jersey Department. The permissible discount rate was three (3) percent. MIIX's RBC level will not be impacted by the ability to discount loss and LAE reserves, as the NAIC standards do not permit discounting of loss and LAE reserves to be taken into account in the calculation of RBC. Discounting of reserves will facilitate the New Jersey Department's ability to assess the continued viability of MIIX on a basis that recognizes the long payout period of claims and matches investments and loss and LAE reserves on a comparable economic basis. The discounting of MIIX's reserves resulted in an increase to MIIX's statutory surplus, bringing total surplus to $72.3 million as of December 31, 2002.

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department. The limitations include a requirement for approval by the New Jersey Department prior to MIIX incurring new debt, paying dividends or investing in below investment grade assets. See "Risks and Uncertainties."

On May 1, 2003, MIIX entered into an Order with the New Jersey Department that sets forth the framework for the regulatory monitoring of MIIX and contains similar requirements placed on other carriers in runoff. The Order is consistent with the February 19, 2003 letter agreement of the parties whereby MIIX agreed to certain limitations on operations. The limitations, among other things, require the approval of the New Jersey Department prior to payment of dividends by the Company's insurance subsidiary, and for lending arrangements, investments and inter-company arrangements outside of the normal course of business, and require MIIX to periodically provide information relating to its operations and finances to the New Jersey Department. See "Risks and Uncertainties."

The Company was recently notified by the NYSE that the trading of the Company's common stock would be suspended at the opening of business on April 28, 2003. The NYSE had determined that the Company's market capitalization and stockholders' equity were below NYSE listing thresholds. The Company was considered "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The Company has commenced trading on the "Over-the-Counter Bulletin Board." See "Risks and Uncertainties."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

NET PREMIUMS EARNED. Net premiums earned were $19.9 million for the three months ended March 31, 2003, a decrease of approximately $17.3 million, or 46.5%, from $37.2 million for the three months ended March 31, 2002. This net decrease consists of a decrease in direct premiums earned of $39.1 million, partially offset by a decrease in ceded premiums earned of $21.8 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002. The reduction in ceded premiums earned resulted from reduced direct earned premiums during the period as well as additional ceded earned premiums of $13.1 million in the first quarter of 2002 associated with adjustments made to ceded loss and LAE reserves at that time.

Total premiums written were negative $1.1 million for the three months ended March 31, 2003, a decrease of $96.7 million, or 101.2%, from total premiums written of $95.5 million for the three months ended March 31, 2002. The decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002. Activity in the first quarter of 2003 included New Jersey policy cancellations of $4.5 million, somewhat offset by tail coverage premiums written in other states of $3.2 million and other net premiums written of $0.2 million.

NET INVESTMENT INCOME. Net investment income decreased approximately $7.3 million, or 40.0%, to $10.9 million for the three months ended March 31, 2003 from $18.2 million for the same period in 2002. Average invested assets at amortized cost decreased to approximately $1.01 billion for the three months ended March 31, 2003 compared to approximately $1.21 billion for the same period last year. The decrease in net investment income reflects the combined effects of a decline in market yields, a decline in the total invested asset base and an increase in average short-term investments held during the first quarter of 2003 as compared to first quarter 2002.

The average annualized pre-tax yield on the investment portfolio decreased to 5.6% for the three months ended March 31, 2003 from 6.03% for the same period in 2002. The decrease is primarily due to the reasons set forth above.

REALIZED INVESTMENT LOSSES. Net realized investment losses were $2.0 million for the three months ended March 31, 2003, an increase in investment losses of approximately $0.5 million, or 33.3%, compared to net realized investment losses of $1.5 million for the same period in 2002. During the quarter ended March 31, 2003, the Company recorded realized gains of approximately $6.2 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $8.2 million of realized losses. The realized losses included $7.4 million related to other-than-temporary declines in investment values of which $1.0 million was attributable to collateralized bond obligations and $6.4 million was associated with Conseco/Green Tree Financial corporate bonds. In the first quarter of 2002, realized gains of approximately $1.8 million were recognized due to sales of fixed maturity investments and realized losses included $3.3 million of other-than-temporary declines in investment values, primarily attributable to collateralized bond obligations.

OTHER REVENUE. Other revenue decreased approximately $1.2 million, or 41.8%, to $1.6 million for the three months ended March 31, 2003 from $2.8 million for the same period last year. This net decrease is primarily composed of a decrease of approximately $1.0 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002, a decrease in finance charge income of approximately $1.2 million resulting from the Company's premium financing program and increases of $0.6 million associated with management services and related contracts with MIIX Advantage and $0.7 million in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased $64.8 million, or 79.3%, to $17.0 million for the three months ended March 31, 2003 from $81.8 million for the three months ended March 31, 2002. The provision for losses and LAE is net of ceded losses and LAE of $11.6 million and $29.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in net loss and LAE for the three months ended March 31, 2003 was composed of decreases in direct, assumed and ceded losses and LAE incurred of $101.5 million, $4.5 million and $41.2 million, respectively.

UNDERWRITING EXPENSES. Underwriting expenses decreased $5.0 million, or 46.5%, to $5.7 million for the three months ended March 31, 2003, from $10.7 million for the three months ended March 31, 2002. The net decrease for the quarter ended March 31, 2003 primarily results from the effects of discontinued insurance operations, with reduced commissions, premium taxes and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002. The ratio of underwriting expenses to net premiums earned was 28.9% for the three months ended March 31, 2003 and March 31, 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts decreased $10.7 million, or 72.0%, to $4.1 million for the three months ended March 31, 2003 from $14.8 million for the three months ended March 31, 2002. The decrease primarily relates to adjustments to ceded loss and LAE reserves recorded in the first quarter of 2002 that resulted in additional ceded premiums earned and produced $8.3 million of additional funds held charges in that quarter. The additional decrease in the first quarter of 2003 was an adjustment to the interest charge on the 1998 Aggregate Contract Year as compared to first quarter 2002 due to a decrease in ceded losses.

Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $1.1 million, or 80.7%, to $0.2 million for the three months ended March 31, 2003, from $1.3 million for the three months ended March 31, 2002. This net decrease is primarily due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation, effective April 30, 2002.

INCOME TAX PROVISION (BENEFIT). The income tax benefit decreased approximately $9.5 million to a tax benefit of $1.9 million for the three months ended March 31, 2003, resulting in a (56.3)% effective tax rate, compared to an income tax benefit of $11.4 million and an effective tax rate of (21.0)% for the same period in 2002. The income tax benefit of $1.9 million in the first quarter of 2003 primarily reflects the utilization of the Company's net operating loss carryforward and the change in the valuation allowance. The income tax benefit recorded in the first quarter of 2002 occurred from recognition of a net operating loss carryback resulting from a tax law change passed in the first quarter of 2002.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, NET OF TAX. On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized as an expense, but instead reviewed and tested for impairment under a fair value approach. The cumulative effect of adopting SFAS 142 was a charge of $2.4 million on January 1, 2002.

NET INCOME (LOSS). Net income was $5.2 million for the three months ended March 31, 2003, an increase of $50.6 million, or 111.6%, from a net loss of $45.4 million for the three months ended March 31, 2002 for the reasons discussed above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $1,000.1 million at March 31, 2003 and $1,061.0 million at December 31, 2002. The net decrease of $60.9 million largely resulted from the sale of fixed-maturity investments to meet accelerating claims settlements and was partly offset by a net increase in investment market values.

Fixed-maturity investments available for sale at fair value, including short-term investments, were $990.5 million, or 99.5% of the investment portfolio of the Company, as of March 31, 2003. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by an independent rating agency, while the total portfolio effective duration (excluding short-term investments) was 3.40 years.

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE TREATIES. Gross unpaid losses and LAE were $1,082.4 million at March 31, 2003 and $1,151.6 million at December 31, 2002. The net decrease in unpaid losses and LAE reserves is primarily attributable to claims paid activity. Reinsurance recoverable on unpaid losses and LAE was $405.5 million at March 31, 2003 and $457.0 million at December 31, 2002. The net decrease in reinsurance recoverable is primarily attributable to increases in ceded loss and LAE collection from reinsurers and a decrease in ceded loss and LAE reserves. Substantially all of the reinsurance recoverables at March 31, 2003 are collateralized by the funds held under reinsurance treaties and letters of credit.

EQUITY. Total equity was $45.6 million at March 31, 2003 and $41.3 million at December 31, 2002. The net increase of $4.3 million consisted of net income of $5.2 million, change in unrealized net depreciation of investments of $0.8 million and $0.1 million resulting in treasury stock activity associated with net stock purchase and loan and unearned stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and the issuance of debt and equity securities. MIIX is restricted by state regulation as to any dividends they can declare without the consent of the New Jersey Department in accordance with the letter of agreement of February 19, 2003 and the order of May 1, 2003. The Company's other insurance subsidiaries are subject to similar provisions and restrictions. No significant amounts are currently available for payment of dividends by the Company's other insurance subsidiaries without prior approval of the applicable insurance department. During the first quarter of 2002, the New Jersey Department approved a $2.1 million dividend payment from MIIX to The MIIX Group. However, The MIIX Group does not expect that MIIX will have the ability to declare and pay dividends to The MIIX Group to meet its operating needs, except to the extent that the New Jersey Department specifically approves dividend payments in the future. However, the agreement of February 19, 2003 and the Order of May 1, 2003 do permit the subsidiaries to remit funds to the holding company to facilitate payment of the holding company's routine operating expenses.

On May 3, 2002 and on May 10, 2002, the Company's business plan, which provides for MIIX and LP&C to be placed in solvent run-off, was approved by the New Jersey Department and the Virginia Bureau, respectively. MIIX and LP&C ceased writing business in all states in accordance with each state's specific withdrawal requirements. As a result, the Company expects that cash flow from operations in the future will continue to be negative, as payments of outstanding claims and expenses exceed its revenues, primarily that are attributable to investment income. The Company also withdrew MIIX and LP&C from the interactive rating process with A.M. Best. At the time of the withdrawal, the companies were rated C+. The Company received approval from the New Jersey Department for the formation and capitalization of a 100% physician-owned insurance company, MIIX Advantage, that focuses on insuring New Jersey physicians. MIIX Advantage began writing insurance policies on September 1, 2002. The Company entered into a management contract and other financial arrangements with the new company. The revenues from these agreements and investment income will be the Company's only source of revenues in the foreseeable future as it seeks to grow its related consulting business by providing similar services to self-funded entities and other health care provider owned insurers.

The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow used by operating activities were approximately $67.3 million and $31.0 million for the three months ended March 31, 2003 and 2002, respectively, and $180.6 million for the year ended 2002. The decrease in cash flow during this period was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business, acceleration of claims settlements in New Jersey and Pennsylvania, the settlement of a few higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. Because the Company ceased writing insurance policies, cash flow is expected to decrease substantially. See "Risks and Uncertainties." As noted elsewhere in this Report, the sufficiency of the Company's cash flows to sustain its operations is dependent on a number of uncertain factors; investment income and claims experience are among the most important of these factors.

The Company investments consist primarily of fixed-maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company plans to continue this strategy. At March 31, 2003, the portfolio has an average credit quality of "AA" an average duration of 3.4 years, and an annualized yield of 5.6%.

The Company held collateral of $300.5 million and $332.7 million at March 31, 2003 and December 31, 2002, respectively, in the form of funds held and $161.2 million and $159.5 million at March 31, 2003 and December 31, 2002, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

During 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from its insurance company subsidiaries, which are subject to regulatory approval, and general business conditions. Payment of dividends is also subject to approval by the Board of Directors. The Company does not expect to pay dividends for the foreseeable future.

During the first quarter of 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29. During the three months ended March 31, 2003, 21,549 options were cancelled, and 0 options were exercised. During the quarter ended March 31, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced the stock purchase and loan balance to $0. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the transactions.

RISKS AND UNCERTAINTIES

As a result of the events described above under the caption "Recent Developments," the Company is subject to a number of risks and uncertainties. Some of the most obvious are the following:

RISK OF INCREASED SUPERVISION. The Company recorded an adjustment of $20.5 million to net loss and LAE reserves at December 31, 2002. While the Company remained stable during the first quarter of 2003, the effect of the December 31, 2002 reserve adjustment was to further erode MIIX's total adjusted capital to $18.7 million, which is substantially below the Mandatory Control Level specified in the New Jersey statutes. At the Mandatory Control Level, the Insurance Commissioner of the New Jersey Department is authorized to place MIIX in supervision, rehabilitation or liquidation. The New Jersey Department has already established limitations on the operations of MIIX in a letter agreement of February 19, 2003, as well as in an Order of May 1, 2003. The Department has not yet indicated what, if any, additional regulating action may be taken. If additional regulatory action is taken, it could have a material adverse efect on the Company.

RISKS IN CLAIMS EXPERIENCE. The Company currently anticipates that its assets will be sufficient to discharge its liabilities. While this anticipation is based upon actuarial projections, loss and LAE reserves are estimates of future events whose outcomes are unknown at the current time. The inherent uncertainty associated with estimating loss and LAE reserves may lead to actual results that differ, perhaps materially, from our projections. Should the Company experience worse than anticipated losses, it is highly likely that MIIX would be subjected to additional regulatory action, including possibly rehabilitation or liquidation. The Company has seen some acceleration of claims in connection with the runoff of MIIX. Should this acceleration become substantial, even favorable settlements could result in short-term negative adjustments to the Company's loss and LAE reserves, which would futher increase the risk of additional regulatory action. The Company has also seen significant recent increases in the severity of claims, particularly in its New Jersey book of business. Even a single, sizeable adverse judgment could materially and adversely affect the Company.


LIMITED INCOME FROM OPERATIONS. MIIX ceased writing insurance on September 1, 2002, except where required by law. Because of the resultant decrease in premium income, the Company's revenues will be limited. While the Company intends to seek management contracts with other insurance entities and/or to establish itself as a third-party administrator of professional liability contracts, no assurances can be given that it will be able to do so. In consequence, the Company's revenues will be largely limited to investment income and income from various contractual arrangements with MIIX Advantage. No assurances can be given that these revenues will be adequate to support the Company's operations or to permit it to avoid additional regulatory action.

INVESTMENT RISK. A significant portion of the Company's assets are invested in fixed-maturity investments. The Company manages its portfolio through two independent investment advisers and has a relationship with an investment consulting firm. The Company is exposed to all of the risks of the capital markets, which have been substantial in recent periods because of the general deterioration of those markets as well as increasing volatility in particular sectors. In response to these developments, the Company is seeking to modify its investment portfolio to reduce the level of risk to which it is exposed. In the process of this modification, the Company may liquidate securities, sometimes at a loss. Furthermore, the movement of the Company's investments from instruments believed to be more risky to those believed to be less risky may result in a reduction of the Company's return on investments, and because of the acceleration of claims and increasing claims severity, the Company is retaining an increasing percentage of its investment portfolio in short-term securities, which are generally yielding less than longer maturities. Even if the Company is able to manage its claims portfolio successfully, deterioration in the Company's investment portfolio or losses incurred in liquidating the portfolio not offset by gains, could result in the Company being subjected to additional regulatory action.

LACK OF MARKET LIQUIDITY. Following delisting from the NYSE, the Company's stock began to trade on the Over-the-Counter Bulletin Board and in the "pink sheets" maintained by the National Quotation Bureau, Inc. These markets are generally considered to be a less efficient and not as liquid the NYSE. Trading in these market will likely decrease the liquidity of our common stock, which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

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

The Company's investment portfolio at March 31, 2003 is primarily composed of fixed-maturity securities, consisting of 72.0% of total investments at market value. U.S. government and tax-exempt bonds represent 12.5%, corporate bonds represent 26.1% and mortgage backed and asset backed securities represent 33.4% of fixed-maturity investments. Short-term investments represent 27.5% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.5%.

At March 31, 2003, the Company had net after-tax unrealized gains on its fixed-maturity investment portfolio of $16.6 million. The deferred tax liability on this amount is $1.9 million. The net after-tax unrealized gains of $16.6 million on the fixed-maturity portfolio represented 57.9% of total stockholders' equity gross of net after-tax unrealized losses on investments. At December 31, 2002, the Company had net after-tax unrealized gains on its fixed-maturity investment portfolio of $17.2 million.

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

The Company also holds a number of equity investments. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio. At March 31, 2003 and December 31, 2002, the cost and fair value of equity investments was $4.8 million and $5.2 million, respectively. The net after-tax unrealized gain of $0.4 million on the equity portfolio represented 1.3% of total stockholders' equity gross of net after-tax unrealized losses on investments.

There have been no material changes to the Company's financial market risks since December 31, 2002.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DEATH BENEFIT PLAN. In October 1999, a former Board member of New Jersey state medical Underwriters, Inc. filed an action in the Superior Court of New Jersey against the Medical Inter-Insurance Exchange of New Jersey, Underwriters, The MIIX Group and former CEO of the Company, seeking damages arising out of the unanimous decision of the Exchange and Underwriters Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company appealed this decision. By Order dated March 18, 2003, the Superior Court of New Jersey, Appellate Division, overturned the Law Division ruling and held that, under the terms of the agreement, the Death Benefit Plan could be terminated by the Board of Directors at any time, and that plaintiff had no right to the cash value of the insurance policy. The court, therefore, reversed and remanded the matter to the lower court for entry of judgment in favor of the defendants. Plaintiff has filed a petition for certification to the Supreme Court of New Jersey to review the Appellate Division decision.

Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, were filed in the Superior Court of New Jersey against the Company on November 7, 2000 and December 11, 2001. These actions were stayed pending the outcome of the appeal in the first action and the Company believes their disposition will be affected by the appellate decision.

GLASSER V. THE MIIX GROUP, INC., ET AL. On February 5, 2003, a shareholder of the Company instituted a putative class action in the United States District Court for the District of New Jersey against the Company, its directors and officers, Medical Society of New Jersey and Fox-Pitt, Kelton, Inc., which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage transaction and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. The complaint demands unspecified compensatory damages, treble damages, rescission of the sale of shares in the Company's initial public offering, attorney fees and other relief. The Company and external counsel believe the Company has valid defenses to the plaintiff's claims. The Company intends to vigorously defend the action.

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

The Company believe the Company has valid defenses to FPK's claims. The Company intends to vigorously defend the action.

WEISFELD V. THE MIIX GROUP, INC., ET AL. On November 20, 2002, a former executive of the Medical Society of New Jersey ("MSNJ") filed suit against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include MIIX Group as a defendant, alleging that MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. The Company and external counsel believe plaintiff's claims lack merit and the Company intends to vigorously defend the action.

The Company may be a party to litigation from time to time in the ordinary course of business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.       Exhibits

                   Exhibit                       Exhibit
                    Number                     Description


                     3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company's registration statement on Form S-1 filed on October 28, 1998).

                     3.2 Bylaws of The MIIX Group as amended and restated (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 1, 2002).

                      15*      Acknowledgement of Independent Accountant.

                    99.1*      Certification of Chief Executive Officer under
                               Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2*      Certification of Chief Financial Officer under
                               Section 906 of the Sarbanes-Oxley Act of 2002.


                    *  Filed herewith.

In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MIIX GROUP, INCORPORATED


                                       By:      /s/ Patricia A. Costante
                                          --------------------------------------
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)


                                       By:      /s/ Allen G. Sugerman
                                          --------------------------------------
                                            Interim Chief Financial Officer
                                            (principal financial and accounting
+                                           officer)


                                       Dated:   May 15, 2003

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


                                        /s/ Patricia A. Costante
                                        ----------------------------------------
                                        Chairman and Chief Executive Officer

Date: May 15, 2003

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

                                             /s/ Allen G. Sugerman
                                             -----------------------------------
                                             Interim Chief Financial Officer

Date: May 15, 2003