Form 10-Q/A
period 2003-03-31
MIIX GROUP INC
filed 2003-06-27
CIK 1064063

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q/A
                                  AMENDMENT #1
(Mark One)
   /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

  / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period From           to           .
                    ---------    ----------

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

               TWO PRINCESS ROAD, LAWRENCEVILLE, NEW JERSEY 08648
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (609) 896-2404
                                 --------------
              (Registrant's telephone number, including area code)

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

                                    YES   X   NO
                                        ----      ---

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES   X   NO
                                        ----      ---

     As of May 15, 2003, the number of outstanding shares of the Registrant's Common Stock was 14,564,143.

================================================================================

                     REASON FOR FILING AMENDMENT #1 TO 10-Q
                     --------------------------------------

This Amendment #1 to Form 10-Q has been filed due to the discovery that a number was inadvertently dropped in a table during the printing process. The only page affected was the Consolidated Statements of Income. No numbers were changed or restated from the original 10-Q released for the Quarter Ended March 31, 2003.

TABLE OF CONTENTS
-----------------


PART I   FINANCIAL INFORMATION.................................................5

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........22

ITEM 4.  CONTROLS AND PROCEDURES..............................................23

PART II  OTHER INFORMATION....................................................23

ITEM 1.  LEGAL PROCEEDINGS....................................................23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................24

SIGNATURES....................................................................25

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


                                           ERNST & YOUNG LLP


New York, New York
May 15, 2003

                                      THE MIIX GROUP, INCORPORATED
                                       CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                  ------------------------------------
                                                                                       2003                2002
                                                                                  ----------------    ----------------
                                     ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2003 -
     $698,179; 2002 - $771,414)                                                        $  716,526           $  788,580
   Equity investments, at fair value (cost: 2003 - $4,804; 2002 - $4,804)                   5,172                5,187
   Short-term investments, at cost which approximates fair value.............             273,989              262,537
                                                                                       ----------           ----------
         Total investments...................................................             995,687            1,056,304
                                                                                       ----------           ----------

Cash.........................................................................               4,407                4,667
Accrued investment income....................................................               8,024                8,339
Premium receivable, net......................................................               2,761                7,602
Reinsurance recoverable on unpaid losses.....................................             405,480              457,005
Prepaid reinsurance premiums ................................................               3,176                3,053
Reinsurance recoverable on paid losses, net..................................              41,206               31,822
Deferred policy acquisition costs............................................                  20                1,016
Receivable for securities....................................................               1,743                    0
Other assets.................................................................              45,847               47,055
                                                                                       ----------           ----------
         Total assets........................................................          $1,508,351           $1,616,863
                                                                                       ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses...................................          $1,082,370           $1,151,635
Unearned premiums............................................................               9,873               25,262
Premium deposits.............................................................                   0                  209
Funds held under reinsurance treaties........................................             300,483              332,741
Payable for securities.......................................................               9,671                    0
Other liabilities............................................................              60,336               65,750
                                                                                       ----------           ----------
         Total liabilities...................................................           1,462,733            1,575,597
                                                                                       ----------           ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding....................................................                   0                    0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2003 - 14,564,143 shares outstanding; 2002 - 13,382,173
   share outstanding)........................................................                 166                  166
Additional paid-in capital...................................................              40,270               53,909
Retained earnings............................................................              18,563               13,323
Treasury stock, at cost (2003 - 1,973,862 shares; 2002 - 3,155,832 shares)...             (25,038)             (40,199)
Stock purchase loans and unearned stock compensation.........................              (5,294)              (3,662)
Accumulated other comprehensive income ......................................              16,951               17,729
                                                                                       ----------           ----------
         Total stockholders' equity..........................................              45,618               41,266
                                                                                       ----------           ----------
         Total liabilities and stockholders' equity..........................          $1,508,351           $1,616,863
                                                                                       ==========           ==========

SEE ACCOMPANYING NOTES

                                                                                                                     6

                                         THE MIIX GROUP, INCORPORATED

                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                         ------------------------------
                                                                                             2003              2002
                                                                                         ------------     -------------
REVENUES
Net premiums earned..................................................................     $  19,860          $  37,153
Net investment income................................................................        10,945             18,249
Realized investment losses...........................................................        (2,004)            (1,503)
Other revenue........................................................................         1,638              2,816
                                                                                          ---------          ---------
     Total revenues..................................................................        30,439             56,715
                                                                                          ---------          ---------
EXPENSES
Losses and loss adjustment expenses..................................................        16,963             81,804
Underwriting expenses................................................................         5,743             10,740
Funds held charges...................................................................         4,135             14,759
Other expenses.......................................................................           246              1,274
Restructuring charge.................................................................             0              2,552
                                                                                          ---------          ---------
     Total expenses..................................................................        27,087            111,129
                                                                                          ---------          ---------

Income (loss) before income taxes....................................................         3,352            (54,414)
Income tax benefit...................................................................        (1,888)           (11,421)
                                                                                          ---------          ---------
     Net income (loss) before cumulative effect of an accounting change..............         5,240            (42,993)
     Cumulative effect of an accounting change, net of tax...........................             0             (2,373)
                                                                                          ---------          ---------
     Net income (loss) ..............................................................     $   5,240          $ (45,366)
                                                                                          =========          =========

Basic earnings (loss) per share before cumulative effect of an accounting change.....         $0.39             $(3.20)
Cumulative effect of an accounting change............................................          0.00              (0.18)
                                                                                              -----             ------
Basic earnings (loss) per share......................................................         $0.39             $(3.38)
                                                                                              =====             ======

Diluted earnings (loss) per share before cumulative effect of an accounting change...         $0.38             $(3.20)
Cumulative effect of an accounting change............................................          0.00              (0.18)
                                                                                              -----             ------
Diluted earnings (loss) per share....................................................         $0.38             $(3.38)
                                                                                              =====             ======

Dividend per share of common stock...................................................         $0.00              $0.00
                                                                                              =====              =====
SEE ACCOMPANYING NOTES

                                                                                                                       7


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
                                 ==========     ====       =======   =======  ========      =======         =======        =======


SEE ACCOMPANYING NOTES







                                                                                                                                8

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
                                                                                        =========         =========

SEE ACCOMPANYING NOTES

                                                                                                                     9

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

2.   RECENT DEVELOPMENTS
------------------------

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

3.   STOCK BASED COMPENSATION
-----------------------------

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25, no compensation expense is recognized given the Company's policy. During the first quarter of 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29 resulting in an increase to unearned stock compensation of $1.5 million, a reduction to treasury stock of $15.2 million, which was calculated using the average value reduction of additional paid-in capital for the difference of $13.7 million. During the three months ended March 31, 2003, 21,549 options were cancelled, and 0 options were exercised. During the quarter ended March 31, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced his stock purchase and loan balance to $0. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation" for the three months Ended March 31:

                                                                        2003        2002
                                                                        ----        ----
       (In thousands, except per share amounts)
       ----------------------------------------
          Net income (loss), as reported                               $5,240     $(45,366)
          Total stock-based employee compensation expense
            determined under fair value based method for all
            awards, net of related tax effects                            (27)         (75)
                                                                       ------     --------
          Pro forma net gain (loss)                                    $5,213     $(45,441)
                                                                       ======     ========
          Basic earnings per share:
            As reported                                                 $0.39       $(3.38)
            Pro forma                                                    0.39        (3.38)
          Diluted earnings per share:
            As reported                                                 $0.38       $(3.37)
            Pro forma                                                    0.38        (3.37)
          Estimated weighted average of the fair value
             of options granted                                         $0.00        $0.00

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

4.   EARNINGS PER SHARE
-----------------------

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                        2003           2002
                                                                                     ------------   -----------
                                                                                           (in thousands)
Numerator for basic and diluted earnings (loss) per share of common stock:
  Net income (loss) before cumulative effect of an accounting change.............       $5,240        $(42,993)

  Cumulative effect of an accounting change, net of tax..........................            0          (2,373)
                                                                                        ------        --------

  Net income (loss) .............................................................       $5,240        $(45,366)
                                                                                        ======        ========

Denominator:
  Denominator for basic earnings (loss) per share of common stock -
       weighted-average shares outstanding.......................................       13,369          13,425
Effect of dilutive securities:
  Stock options and nonvested restricted stock...................................          460              52
                                                                                        ------        --------

  Denominator for diluted earnings (loss) per share of common stock -
       adjusted-weighted average shares outstanding..............................       13,829          13,477
                                                                                        ======        ========

Basic earnings (loss) per share of common stock before cumulative effect of an
  accounting change..............................................................        $0.39          $(3.20)
Cumulative effect of an accounting change........................................         0.00           (0.18)
                                                                                         -----          ------
Basic earnings (loss) per share of common stock..................................        $0.39          $(3.38)
                                                                                         =====          ======

Diluted earnings (loss) per share of common stock before cumulative effect of an
 accounting change...............................................................        $0.38          $(3.20)
Cumulative effect of an accounting change........................................         0.00           (0.18)
                                                                                         -----          ------
Diluted earnings (loss) per share of common stock................................        $0.38          $(3.38)
                                                                                         =====          ======

5.   COMPREHENSIVE INCOME
-------------------------

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at March 31, 2003 and December 31, 2002, except those determined to be other-than-temporary, are reflected as accumulated other comprehensive income in the Consolidated Statement of Equity and Consolidated Balance Sheets.

The components of comprehensive income (loss), net of related tax, for the periods ended March 31, 2003 and 2002 are as follows:

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                        2003           2002
                                                                                     ------------   -----------
                                                                                           (in thousands)

Net income (loss) ..............................................................       $  5,240      $(45,366)

Other comprehensive income (loss):
  Unrealized holding depreciation arising during period (net of tax of $0 and
     $0, respectively)..........................................................         (2,782)      (12,882)

  Reclassification adjustment for losses realized in net income (net of tax of
     $0 and $0, respectively)...................................................          2,004         1,503
                                                                                       --------      --------
Net unrealized depreciation arising during the period ended March 31 (net of tax
  of $0 and $0, respectively)...................................................           (778)      (11,379)
                                                                                       --------      --------

Comprehensive income (loss).....................................................       $  4,462      $(56,745)
                                                                                       ========      ========

6.   DEFERRED POLICY ACQUISITION COSTS
--------------------------------------

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the three months ended March 31, 2003 and 2002.

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                         2003           2002
                                                                      ------------   -----------
                                                                            (in thousands)
Balance, beginning of period...................................         $ 1,016         $ 4,416
Cost deferred during the period................................              50           4,680
Amortization expense...........................................          (1,046)         (3,284)
                                                                        -------         -------
Balance, end of period.........................................         $    20         $ 5,812
                                                                        =======         =======

7.   RESTRUCTURING CHARGE
-------------------------

The first quarter of 2002 included a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put MIIX and LP&C into runoff. No similar event occurred during the current period ended March 31, 2003.

8.   INCOME TAXES
-----------------

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended March 31, 2003 and 2002 are as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------------------------
                                                       2003                                   2002
                                       -------------------------------------  -------------------------------------
                                                              % OF INCOME                            % OF INCOME
                                                                 BEFORE                                 BEFORE
                                          INCOME TAXES        INCOME TAXES       INCOME TAXES        INCOME TAXES
                                       ------------------- -----------------  ------------------  -----------------
                                         (in thousands)                        (in thousands)
Expected annual effective federal
  income tax expense (benefit)
  at 35%...........................         $ 1,173               35.0%            $(19,045)            (35.0)%
Increase (decrease) in taxes
  resulting from:
  Valuation allowance..............          (3,015)             (89.9)%              8,334              15.3 %
  Tax-exempt interest..............               0                0.0%                (391)             (0.7)%
  Other............................             (46)              (1.4)%               (319)             (0.6)%
                                            -------              -----             --------             -----
Total income tax benefit...........         $(1,888)             (56.3)%           $(11,421)            (21.0)%
                                            =======              =====             ========             =====

The income tax benefit of $1.9 million for the three months ended March 31, 2003 resulted primarily from utilization of the Company's net operating loss carryforward and a change in the valuation allowance.

9.   RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------------

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

INCOME TAXES. The Company accounts for income taxes in accordance with Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would adversely impact our financial position and results of operations. A valuation allowance has been established for approximately the full value of the deferred tax assets at March 31, 2003.

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

On May 3, 2002 and on May 10, 2002, the Company's business plan, which provides for MIIX and LP&C to be placed in solvent runoff, was approved by the New Jersey Department and the Virginia Bureau, respectively. MIIX and LP&C ceased writing business in all states in accordance with each state's specific withdrawal requirements. As a result, the Company expects that cash flow from operations in the future will continue to be negative, as payments of outstanding claims and expenses exceed revenues, primarily that are attributable to investment income. The Company also withdrew MIIX and LP&C from the interactive rating process with A.M. Best. At the time of the withdrawal, the companies were rated C+. The Company received approval from the New Jersey Department for the formation and capitalization of a 100% physician-owned insurance company, MIIX Advantage, that focuses on insuring New Jersey physicians. MIIX Advantage began writing insurance policies on September 1, 2002. The Company entered into a management contract and other financial arrangements with the new company. The revenues from these agreements and investment income will be the Company's only source of revenues in the foreseeable future as it seeks to grow its related consulting business by providing similar services to self-funded entities and other health care provider owned insurers.

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

During 2002, The MIIX Group Board of Directors suspended the payments of dividends to shareholders. Future payments and amounts of cash dividends will depend upon, among other factors, the Company's operating results, overall financial condition, capital requirements, ability to receive dividends from its insurance company subsidiaries, which are subject to regulatory approval and general business conditions. Payment of dividends is also subject to approval by the Board of Directors. The Company does not expect to pay dividends for the foreseeable future.

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

RISKS AND UNCERTAINTIES

As a result of the events described above under the caption "Recent Developments," the Company is subject to a number of risks and uncertainties. Some of the most obvious are the following:

RISK OF INCREASED SUPERVISION. The Company recorded an adjustment of $20.5 million to net loss and LAE reserves at December 31, 2002. While the Company remained stable during the first quarter of 2003, the effect of the December 31, 2002 reserve adjustment was to further erode MIIX's total adjusted capital to $18.7 million, which is substantially below the Mandatory Control Level specified in the New Jersey statutes. At the Mandatory Control Level, the Insurance Commissioner of the New Jersey Department is authorized to place MIIX in supervision, rehabilitation or liquidation. The New Jersey Department has already established limitations on the operations of MIIX in a letter agreement of February 19, 2003, as well as in an Order of May 1, 2003. The Department has not yet indicated what, if any, additional regulatory action may be taken. If additional regulatory action is taken, it could have a material adverse effect on the Company.

RISKS IN CLAIMS EXPERIENCE. The Company currently anticipates that its assets will be sufficient to discharge its liabilities. While this anticipation is based upon actuarial projections, loss and LAE reserves are estimates of future events whose outcomes are unknown at the current time. The inherent uncertainty associated with estimating loss and LAE reserves may lead to actual results that differ, perhaps materially, from our projections. Should the Company experience worse than anticipated losses, it is highly likely that MIIX would be subjected to additional regulatory action, including possibly rehabilitation or liquidation. The Company has seen some acceleration of claims in connection with the runoff of MIIX. Should this acceleration become substantial, even favorable settlements could result in short-term negative adjustments to the Company's loss and LAE reserves, which would further increase the risk of additional regulatory action. The Company has also seen significant recent increases in the severity of claims, particularly in its New Jersey book of business. Even a single, sizeable adverse judgment could materially and adversely affect the Company.

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

LACK OF MARKET LIQUIDITY. Following delisting from the NYSE, the Company's stock began to trade on the Over-the-Counter Bulletin Board and in the "pink sheets" maintained by the National Quotation Bureau, Inc. These markets are generally considered to be less efficient and not as liquid as the NYSE. Trading in these markets will likely decrease the liquidity of our common stock, which could reduce the trading price and increase the transaction costs of trading shares of our common stock.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DEATH BENEFIT PLAN. In October 1999, a former Board member of New Jersey State Medical Underwriters, Inc. filed an action in the Superior Court of New Jersey against the Medical Inter-Insurance Exchange of New Jersey, Underwriters, The MIIX Group and a former CEO of the Company, seeking damages arising out of the unanimous decision of the Exchange and Underwriters Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company appealed this decision. By Order dated March 18, 2003, the Superior Court of New Jersey, Appellate Division overturned the Law Division ruling and held that, under the terms of the agreement, the Death Benefit Plan could be terminated by the Board of Directors at any time, and that plaintiff had no right to the cash value of the insurance policy. The court, therefore, reversed and remanded the matter to the lower court for entry of judgment in favor of the defendants. Plaintiff has filed a petition for certification to the Supreme Court of New Jersey to review the Appellate Division decision.

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

WEISFELD V. THE MIIX GROUP, INC., ET AL. On November 20, 2002, a former executive of the Medical Society of New Jersey ("MSNJ") filed suit against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include MIIX Group as a defendant, alleging that MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. The Company believes plaintiff's claims lack merit and the Company intends to vigorously defend the action.

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

             3.2 Bylaws of the MIIX Group as amended and restated (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 1, 2003.

             15*     Acknowledgement of Independent Accountant.

            99.1* Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2*    Certification of Interim Chief Financial Officer under
                     Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                        THE MIIX GROUP, INCORPORATED


                                By:     /s/ Patricia A. Costante
                                   ---------------------------------------------
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


                                By:     /s/ Allen G. Sugerman
                                   ---------------------------------------------
                                    Interim Chief Financial Officer
                                    (principal financial and accounting officer)


                                Dated: June 27, 2003

                              CERTIFICATION OF THE
                             CHIEF EXECUTIVE OFFICER


I, Patricia A. Costante, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The MIIX Group, Incorporated;

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


                                     /s/ Patricia A. Costante
                                     -----------------------------------------
                                     Chairman and Chief Executive Officer

Date: June 27, 2003

                              CERTIFICATION OF THE
                             CHIEF FINANCIAL OFFICER

I, Allen G. Sugerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of The MIIX Group, Incorporated;

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


                                            /s/ Allen G. Sugerman
                                            ------------------------------------
                                            Interim Chief Financial Officer

Date: June 27, 2003