Form 10-Q
period 2003-06-30
MIIX GROUP INC
filed 2003-08-14
CIK 1064063

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

                       FOR THE QUARTER ENDED JUNE 30, 2003

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

                                YES  X    NO
                                    ---      ---

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES       NO  X
                                    ---      ---

     As of August 11, 2003, the number of outstanding shares of the Registrant's Common Stock was 14,564,143.

================================================================================

TABLE OF CONTENTS
-----------------

PART I    FINANCIAL INFORMATION................................................4

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........22

ITEM 4.   CONTROLS AND PROCEDURES.............................................23

PART II   OTHER INFORMATION...................................................23

ITEM 1.   LEGAL PROCEEDINGS...................................................23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................26

SIGNATURES....................................................................27

This Form 10-Q contains forward-looking statements that are based on the Company's estimates and expectations concerning future events and anticipated results and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The Company's ability to manage successfully the solvent runoff of its business is subject to a number of contingencies and uncertainties. These uncertainties and other factors are detailed from time to time in the Company's filings with the appropriate securities commissions, and include, without limitation, the Company having sufficient liquidity and working capital, the performance of the Company's investment portfolio, the Company's ability to manage claims, maintaining existing reinsurance agreements at reasonable terms, the continued adequacy of the Company's loss and loss adjustment expense reserves, the Company's avoidance of any material loss on collection of reinsurance recoverables, actions of applicable regulatory agencies, general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets, judicial decisions and rulings, changes in domestic and foreign laws, regulations and taxes, effects of acquisitions and divestitures, and various other factors. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. The Company's expectations regarding future earnings, growth initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and enhancing shareholder value depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated and subsidiaries as of June 30, 2003, and the related consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002 and the consolidated statement of stockholders' equity for the six month period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 and 2002 for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, not presented herein, and in our report dated March 21, 2003, we expressed an unqualified opinion on those consolidated financial statements; however, we referred in our report to disclosures in the Notes to the December 31, 2002 consolidated financial statements the potential consequences of which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet as of December 31, 2002, from which it has been derived.

                                       ERNST & YOUNG LLP

New York, New York
July 30, 2003

                                           THE MIIX GROUP, INCORPORATED

                                            CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                    ---------------------------
                                                                                        2003           2002
                                                                                    ------------   ------------
                                     ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2003 -
     $659,366; 2002 - $771,414)                                                      $  680,857      $  788,580
   Equity investments, at fair value (cost: 2003 - $2,781; 2002 - $4,804)                 3,176           5,187
   Short-term investments, at cost which approximates fair value.............           217,391         262,537
                                                                                     ----------      ----------
         Total investments...................................................           901,424       1,056,304
                                                                                     ----------      ----------

Cash.........................................................................            10,861           4,667
Accrued investment income....................................................             7,002           8,339
Premium receivable, net......................................................             1,353           7,602
Reinsurance recoverable on unpaid losses.....................................           378,036         457,005
Prepaid reinsurance premiums ................................................             2,127           3,053
Reinsurance recoverable on paid losses, net..................................            27,485          31,822
Deferred policy acquisition costs............................................                 0           1,016
Receivable for securities....................................................            27,742               0
Other assets.................................................................            45,205          47,055
                                                                                     ----------      ----------
         Total assets........................................................        $1,401,235      $1,616,863
                                                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Unpaid losses and loss adjustment expenses...................................        $1,010,745      $1,151,635
Unearned premiums............................................................             2,765          25,262
Premium deposits.............................................................                 0             209
Funds held under reinsurance treaties........................................           266,228         332,741
Payable for securities.......................................................             7,160               0
Other liabilities............................................................            58,845          65,750
                                                                                     ----------      ----------
         Total liabilities...................................................         1,345,743       1,575,597
                                                                                     ----------      ----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding....................................................                 0               0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2003 - 14,564,143 shares outstanding; 2002 - 13,382,173 shares
   outstanding)..............................................................               166             166
Additional paid-in capital...................................................            40,270          53,909
Retained earnings............................................................            27,982          13,323
Treasury stock, at cost (2003 - 1,973,862 shares; 2002 - 3,155,832 shares)...           (25,038)        (40,199)
Stock purchase loans and unearned stock compensation.........................            (5,336)         (3,662)
Accumulated other comprehensive income.......................................            17,448          17,729
                                                                                     ----------      ----------
         Total stockholders' equity..........................................            55,492          41,266
                                                                                     ----------      ----------
         Total liabilities and stockholders' equity..........................        $1,401,235      $1,616,863
                                                                                     ==========      ==========

SEE ACCOMPANYING NOTES
                                                                                                              5

                                           THE MIIX GROUP, INCORPORATED

                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                     ---------------------------------    ---------------------------------
                                                         2003                2002              2003               2002
                                                     --------------      -------------    ---------------    --------------
REVENUES
Net premiums earned..............................         $ 7,277             $49,083          $27,137           $ 86,236
Net investment income............................           8,915              16,158           19,860             34,407
Realized investment gains (losses)...............           4,359                 222            2,355             (1,281)
Other revenue....................................           1,485               1,467            3,123              4,283
                                                          -------             -------          -------           --------
    Total revenues...............................          22,036              66,930           52,475            123,645
                                                          -------             -------          -------           --------
EXPENSES
Losses and loss adjustment expenses..............           4,600              54,497           21,563            136,301
Underwriting expenses............................           4,676              10,624           10,419             21,364
Funds held charges...............................           5,543               7,528            9,678             22,287
Other expenses...................................             223                 396              469              1,670
Restructuring charge.............................               0                   0                0              2,552
                                                          -------             -------          -------           --------
    Total expenses...............................          15,042              73,045           42,129            184,174
                                                          -------             -------          -------           --------

Income (loss) before income taxes................           6,994              (6,115)          10,346            (60,529)
Income tax provision (benefit)...................          (2,425)                  5           (4,313)           (11,416)
                                                          -------             -------          -------           --------
    Net income (loss) before cumulative effect
       of an accounting change...................           9,419              (6,120)          14,659            (49,113)
    Cumulative effect of an accounting change,
       net of tax................................               0                   0                0             (2,373)
                                                          -------             -------          -------           --------
    Net income (loss) ...........................         $ 9,419             $(6,120)         $14,659           $(51,486)
                                                          =======             =======          =======           ========

Basic earnings (loss) per share before
  cumulative effect of an accounting change......         $  0.70             $ (0.45)         $  1.10           $  (3.67)
Cumulative effect of an accounting change........            0.00                0.00             0.00              (0.18)
                                                          -------             -------          -------           --------
Basic earnings (loss) per share..................         $  0.70             $ (0.45)         $  1.10           $  (3.85)
                                                          =======             =======          =======           ========

Diluted earnings (loss) per share before
  cumulative effect of an accounting change......         $  0.65             $ (0.45)         $  1.03           $  (3.67)
Cumulative effect of an accounting change........            0.00                0.00             0.00              (0.18)
                                                          -------             -------          -------           --------
Diluted earnings (loss) per share................         $  0.65             $ (0.45)         $  1.03           $  (3.85)
                                                          =======             =======          =======           ========

Dividend per share of common stock...............         $  0.00             $  0.00          $  0.00           $   0.00
                                                          =======             =======          =======           ========
SEE ACCOMPANYING NOTES
                                                                                                                         6


                                                     THE MIIX GROUP, INCORPORATED

                                                   CONSOLIDATED STATEMENT OF EQUITY
                                                FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                              (UNAUDITED)


                                                                                         STOCK
                                                                                        PURCHASE
                                                                                        LOANS AND     ACCUMULATED
                               NUMBER OF            ADDITIONAL                           UNEARNED        OTHER          TOTAL
                                 SHARES     COMMON   PAID-IN    RETAINED    TREASURY      STOCK      COMPREHENSIVE  STOCKHOLDERS'
                              OUTSTANDING    STOCK   CAPITAL    EARNINGS     STOCK     COMPENSATION   INCOME (LOSS)     EQUITY
                              ------------ -------- ---------- ---------- ----------- -------------- --------------- ------------
Balance at January 1, 2003...  13,382,173     $166    $53,909    $13,323    $(40,199)     $(3,662)         $17,729       $41,266
 Net income..................                                     14,659                                                  14,659

 Other comprehensive
   income (loss), net of
   tax:......................

  Net unrealized
   depreciation on
   securities available-
   for-sale, net of
   deferred taxes............                                                                                 (281)         (281)

  Stock purchase and loan
   agreement activities......      (8,922)                                        (8)        (144)                          (152)

  Stock compensation and
   treasury stock activity...   1,190,892             (13,639)                15,169       (1,530)                             0
                               ----------     ----    -------    -------    --------      -------          -------       -------
 Balance at June 30, 2003....  14,564,143     $166    $40,270    $27,982    $(25,038)     $(5,336)         $17,448       $55,492
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


SEE ACCOMPANYING NOTES









                                                                                                                                 7

                                            THE MIIX GROUP, INCORPORATED

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                     ----------------------------------
                                                                                          2003               2002
                                                                                     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................................      $    14,659           $ (51,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax............................                0               2,373
Unpaid losses and loss adjustment expenses.......................................         (140,890)             11,088
Unearned premiums................................................................          (22,497)             (3,922)
Premium deposits.................................................................             (209)            (18,928)
Premium receivable, net..........................................................            6,249             (14,287)
Reinsurance balances, net........................................................           17,719               5,288
Deferred policy acquisition costs................................................            1,016               1,140
Realized investment (gains) losses...............................................           (2,355)              1,281
Depreciation, accretion and amortization.........................................            1,569              (1,371)
Accrued investment income........................................................            1,337               1,884
Net investment in direct financing leases........................................                0              32,101
Other assets.....................................................................           (2,767)             16,515
Other liabilities................................................................           (7,058)            (20,909)
                                                                                       -----------         -----------
Net cash used in operating activities............................................         (133,227)            (39,233)
                                                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales....................................          306,833             522,757
Proceeds from fixed-maturity investments matured, called or prepaid..............           97,590              66,010
Proceeds from equity investment sales............................................            2,023                   5
Cost of investments acquired.....................................................         (291,589)           (438,099)
Change in short-term investments, net............................................           45,146            (113,125)
Net (payable) receivable for securities..........................................          (20,582)             11,005
                                                                                       -----------         -----------
Net cash provided by investing activities........................................          139,421              48,553
                                                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable and other borrowings..................................                0             (10,699)
                                                                                       -----------         -----------
Net cash used in financing activities............................................                0             (10,699)
                                                                                       -----------         -----------

Net change in cash...............................................................            6,194              (1,379)
Cash, beginning of period........................................................            4,667               2,029
                                                                                       -----------         -----------
Cash, end of period..............................................................      $    10,861         $       650
                                                                                       ===========         ===========

SEE ACCOMPANYING NOTES
                                                                                                                      8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION
------------------------

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated (The "MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), Lawrenceville Holdings, Inc. ("LHI"), Lawrenceville Property and Casualty Company ("LP&C"), MIIX Insurance Company of New York ("MIIX New York") and New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries ("Underwriters"), collectively (the "Company"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in the opinion of management, reflect all adjustments (recurring and non-recurring) considered necessary for a fair presentation. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on Form 10-K.

2. RECENT DEVELOPMENTS
----------------------

The Company has been subjected to a number of adverse developments as a result of unexpected and unprecedented increases in loss and loss adjustment expense ("LAE") reserves during fiscal years 2002, 2001 and 2000 related to prior years' experience. These increases have required the Company to increase loss reserves in each of the last three years. For a more detailed discussion of these events, see our Annual Report on Form 10-K for 2002.

As a result of the net losses reported in 2001, two of the Company's operating subsidiaries triggered Risk Based Capital ("RBC") events requiring the filing of a corrective action plan with each state of domicile. As a result, both companies, MIIX and LP&C, entered solvent runoff. For a more detailed description of these events, see our Annual Report on Form 10-K for 2002.

At December 31, 2002, MIIX's total adjusted capital was $18.7 million, which is substantially below the Mandatory Control Level. MIIX requested approval from the New Jersey Department of Banking and Insurance ("New Jersey Department") to discount loss and LAE reserves and to merge LP&C into MIIX. Similarly, LP&C requested approval from the Virginia Bureau of Insurance ("Virginia Bureau") to merge LP&C into MIIX.

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

On May 1, 2003, MIIX entered into an Order with the New Jersey Department that sets forth the framework for the regulatory monitoring of MIIX. The Order is consistent with the February 19, 2003 letter agreement of the parties, whereby MIIX agreed to certain limitations on operations. The limitations, among other things, require the approval of the New Jersey Department prior to payment of dividends by the Company's insurance subsidiary, and for lending arrangements, investments and inter-company arrangements outside of the normal course of business, and requires MIIX to periodically provide information relating to its operations and finances to the New Jersey Department. See "Risks and Uncertainties."

The trading of the Company's common stock was suspended at the opening of business on April 28, 2003. The New York Stock Exchange ("NYSE") had determined that the Company's market capitalization and stockholders' equity were below NYSE listing thresholds. The Company was considered "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The Company's common stock has commenced trading on the Over-The-Counter ("OTC") Bulletin Board under the ticker symbol "MIIX." See "Risks and Uncertainties."

The Company continues to explore any strategic alternatives that may realize value for its shareholders, including seeking purchasers for all or portions of its remaining assets.

3. STOCK BASED COMPENSATION
---------------------------

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the six months ended June 30, 2003, 24,306 options were cancelled and 0 options were exercised. During the six months ended June 30, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced his stock purchase and loan balance to $0. All transactions were recorded at the fair value of The MIIX Group common stock on the effective dates of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation" for the six months ended June 30:


                                                                          2003            2002
                                                                        -------         --------
    (In thousands, except per share amounts)
    ----------------------------------------
       Net income (loss), as reported                                   $14,659         $(51,486)
       Total stock-based employee compensation expense
         determined under fair value based method for all
         awards, net of related tax effects                                  19             (150)
                                                                        -------         --------
       Pro forma net gain (loss)                                        $14,678         $(51,636)
                                                                        =======         ========
       Basic earnings (loss) per share:
         As reported                                                      $1.10           $(3.85)
         Pro forma                                                         1.10            (3.85)
       Diluted earnings (loss) per share:
         As reported                                                      $1.03           $(3.85)
         Pro forma                                                         1.03            (3.85)
       Estimated weighted average of the fair value
          of options granted                                              $0.00           $ 0.47

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 1.7% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of the Company's common stock ranging from 38.7% to 40.6%; and a three-year weighted average expected life of the options.

4. EARNINGS PER SHARE
---------------------

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 13,363,251 and 13,469,760 for the three months ended June 30, 2003 and 2002, respectively, and 13,366,258 and 13,398,289 for the six months ended June 30, 2003 and 2002, respectively.

Diluted earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 14,564,143 and 13,478,692 for the three months ended June 30, 2003 and 2002, respectively, and 14,196,667 and 13,477,700 for the six months ended June 30, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                        --------------------------   --------------------------
                                                            2003          2002           2003          2002
                                                        ------------  ------------   ------------  ------------
                                                              (in thousands)               (in thousands)
Numerator for basic and diluted earnings (loss) per
   share of common stock:
     Net income (loss) before cumulative effect of
        an accounting change..........................     $ 9,419      $ (6,120)      $14,659       $(49,113)
     Cumulative effect of an accounting change,
        net of tax....................................           0             0             0         (2,373)
                                                           -------      --------       -------       --------
     Net income (loss) ...............................     $ 9,419      $ (6,120)      $14,659       $(51,486)
                                                           =======      ========       =======       ========

Denominator:
     Denominator for basic earnings (loss) per share
        of common stock - weighted-average shares
        outstanding...................................      13,363        13,470        13,366         13,398
Effect of dilutive securities:
     Stock options and nonvested restricted stock.....       1,201             9           831             80
                                                           -------      --------       -------       --------
     Denominator for diluted earnings (loss) per share
        of common stock - adjusted weighted-average
        shares outstanding............................      14,564        13,479        14,197         13,478
                                                           =======      ========       =======       ========

Basic earnings (loss) per share of common stock
   before cumulative effect of an accounting change...     $  0.70      $  (0.45)      $  1.10       $  (3.67)
Cumulative effect of an accounting change.............        0.00          0.00          0.00          (0.18)
                                                           -------      --------       -------       --------
Basic earnings (loss) per share of common stock.......     $  0.70      $  (0.45)      $  1.10       $  (3.85)
                                                           =======      ========       =======       ========

Diluted earnings (loss) per share of common stock
   before cumulative effect of an accounting change...     $  0.65      $  (0.45)      $  1.03       $  (3.67)
Cumulative effect of an accounting change.............        0.00          0.00          0.00          (0.18)
                                                           -------      --------       -------       --------
Diluted earnings (loss) per share of common stock.....     $  0.65      $  (0.45)      $  1.03       $  (3.85)
                                                           =======      ========       =======       ========

5. COMPREHENSIVE INCOME
-----------------------

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at June 30, 2003 and December 31, 2002, except those determined to be other-than-temporary, are reflected as accumulated other comprehensive income in the consolidated statement of equity and consolidated balance sheets.

The components of comprehensive income (loss), net of related tax, for the periods ended June 30, 2003 and 2002 are as follows:

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             --------------------------    ---------------------------
                                                                 2003          2002            2003            2002
                                                             -----------    -----------    -----------     -----------
                                                                  (in thousands)                 (in thousands)
Net income (loss) .......................................       $ 9,419      $ (6,120)       $14,659        $(51,486)

Other comprehensive income (loss):
  Unrealized holding appreciation arising during period
     (net of tax of $0)..................................         4,856        15,215          2,074           2,333

  Reclassification adjustment for (gains) losses realized
     in net income (loss) (net of tax of $0).............        (4,359)         (222)        (2,355)          1,281
                                                                -------      --------        -------        --------

Net unrealized appreciation (depreciation) arising during
     the period ended June 30 (net of tax of $0).........           497        14,993           (281)          3,614
                                                                -------      --------        -------        --------

Comprehensive income (loss)..............................       $ 9,916      $  8,873        $14,378        $(47,872)
                                                                =======      ========        =======        ========

6. DEFERRED POLICY ACQUISITION COSTS
------------------------------------

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the six months ended June 30, 2003 and 2002.

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------
                                                                                  2003          2002
                                                                              ------------   -----------
                                                                                    (in thousands)
Balance at beginning of period............................................       $ 1,016       $ 4,416
Cost deferred during the period...........................................             0         4,991
Amortization expense......................................................        (1,016)       (6,131)
                                                                                 -------       -------
Balance at end of period..................................................       $     0       $ 3,276
                                                                                 =======       =======

7. RESTRUCTURING CHARGE
-----------------------

The first quarter of 2002 included a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put MIIX and LP&C into runoff. As of June 30, 2003, the remaining accrual for restructuring charges was $0.2 million. No similar event occurred during the six months ended June 30, 2003.

8. INCOME TAXES
---------------

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended June 30, 2003 and 2002 are as follows:

                                                             SIX MONTHS ENDED JUNE 30,
                                       ----------------------------------------------------------------------
                                                     2003                                2002
                                       ----------------------------------  ----------------------------------
                                                          % OF INCOME                         % OF INCOME
                                                            BEFORE                               BEFORE
                                         INCOME TAXES     INCOME TAXES       INCOME TAXES     INCOME TAXES
                                       ---------------- -----------------  ---------------- -----------------
                                        (in thousands)                      (in thousands)
Expected annual effective federal
    income tax expense (benefit)
    at 35%...........................      $ 3,621            35.0 %           $(21,185)          (35.0)%
Increase (decrease) in taxes
    resulting from:
    Valuation allowance..............       (8,806)          (85.1)%             10,835            17.9 %
    Tax-exempt interest..............            0             0.0 %               (444)           (0.7)%
    Other............................          872             8.4 %               (622)           (1.0)%
                                           -------           -----             --------           -----
Total income tax benefit.............      $(4,313)          (41.7)%           $(11,416)          (18.8)%
                                           =======           =====             ========           =====


The income tax benefit of $4.3 million for the six months ended June 30, 2003 resulted primarily from utilization of the Company's net operating loss carryforward.

9.  RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The provisions of this Statement are generally effective as of the first interim financial reporting period beginning after June 15, 2003. Adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial condition or results of operations.

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

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would impact its financial position and results of operations. A valuation allowance has been established for approximately the full value of the net deferred tax assets at June 30, 2003 and December 31, 2002.

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

RECENT DEVELOPMENTS

The Company has been subjected to a number of adverse developments as a result of unexpected and unprecedented increases in loss and LAE reserves during fiscal years 2002, 2001 and 2000 related to prior years' experience. These increases have required the Company to increase its loss reserves in each of the last three years. For a more detailed discussion of these events, see our Annual Report on Form 10-K for 2002.

As a result of the net losses reported in 2001, two of the Company's operating subsidiaries triggered RBC events requiring the filing of a corrective action plan with each state of domicile. As a result, both companies, MIIX and LP&C, entered solvent runoff. For a more detailed description of these events, see our Annual Report on Form 10-K.

At December 31, 2002, MIIX's total adjusted capital was $18.7 million, which is substantially below the Mandatory Control Level. MIIX requested approval from the New Jersey Department to discount loss and LAE reserves and to merge LP&C into MIIX. Similarly, LP&C requested approval from the Virginia Bureau to merge LP&C into MIIX.

While the requests to merge remain pending with the regulators, the request to discount MIIX's loss and LAE reserves on a statutory basis as of December 31, 2002 was approved by the New Jersey Department. The permissible discount rate was three (3) percent. MIIX's RBC level will not be impacted by the ability to discount loss and LAE reserves, as the NAIC standards do not permit discounting of loss and LAE reserves to be taken into account in the calculation of RBC. Discounting of reserves will facilitate the New Jersey Department's ability to assess the continued viability of MIIX on a basis that recognizes the long payout period of claims and estimated future investment income on a comparable economic basis. The discounting of MIIX's reserves resulted in an increase to MIIX's statutory surplus, bringing total surplus to $72.3 million as of December 31, 2002.

On February 19, 2003, MIIX agreed to certain operating limitations with the New Jersey Department. The limitations include a requirement for approval by the New Jersey Department prior to MIIX incurring new debt, paying dividends or investing in below investment grade assets.

On May 1, 2003, MIIX entered into an Order with the New Jersey Department that sets forth the framework for the regulatory monitoring of MIIX and contains similar requirements placed on other carriers in runoff. The Order is consistent with the February 19, 2003 letter agreement of the parties whereby MIIX agreed to certain limitations on operations. The limitations, among other things, require the approval of the New Jersey Department prior to payment of dividends by the Company's insurance subsidiary, and for lending arrangements, investments and inter-company arrangements outside of the normal course of business, and requires MIIX to periodically provide information relating to its operations and finances to the New Jersey Department. See "Risks and Uncertainties."

The trading of the Company's common stock was suspended at the opening of business on April 28, 2003. The NYSE had determined that the Company's market capitalization and stockholders' equity were below NYSE listing thresholds. The Company was considered "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The Company's common stock has commenced trading on the OTC Bulletin Board. See "Risks and Uncertainties."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

NET PREMIUMS EARNED. Net premiums earned were $7.3 million for the three months ended June 30, 2003, a decrease of approximately $41.8 million, or 85.2%, from $49.1 million for the three months ended June 30, 2002. This net decrease consists of a decrease in direct premiums earned of $45.3 million, partially offset by a decrease in ceded premiums earned of $3.5 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002. The reduction in ceded premiums earned resulted from reduced direct earned premiums during the period as well as additional ceded earned premiums of $13.1 million in the first quarter of 2002 associated with changes in estimates made to ceded loss and LAE reserves at that time.

Total premiums written were $0.2 million for the three months ended June 30, 2003, a decrease of $6.3 million, or 96.7%, from total premiums written of $6.5 million for the three months ended June 30, 2002. The decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002. Activity in the second quarter of 2003 included New Jersey policy cancellations of $0.4 million, offset by tail coverage premiums written in other states of $0.5 million and other net premiums written of $0.1 million.

NET INVESTMENT INCOME. Net investment income decreased approximately $7.3 million, or 44.8%, to $8.9 million for the three months ended June 30, 2003 from $16.2 million for the same period in 2002. Average invested assets at amortized cost decreased to approximately $928.3 million for the three months ended June 30, 2003, compared to approximately $1.19 billion for the same period last year. The decrease in net investment income reflects the impact of declining market yields coupled with a decline in the invested asset base, as well as an increase in average short-term investments held during the second quarter of 2003.

The average annualized pre-tax yield on the investment portfolio decreased to 4.04% for the three months ended June 30, 2003 from 5.43% for the same period in 2002. The decrease is primarily due to the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains increased approximately $4.2 million, or 1,863.5%, to $4.4 million for the three months ended June 30, 2003, compared to $0.2 million for the same period in 2002. During the quarter ended June 30, 2003, the Company recorded realized gains of approximately $6.0 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $1.6 million of realized losses. The realized losses included $1.3 million related to other-than-temporary declines in investment values associated with Conseco/Green Tree Financial corporate bonds. In the second quarter of 2002, realized gains of approximately $3.1 million were recognized due to sales of fixed maturity investments and realized losses included $2.9 million of other-than-temporary declines in investment values, primarily attributable to collateralized bond obligations.

OTHER REVENUE. Other revenue was $1.5 million for the three months ended June 30, 2003 and 2002. Other revenue for the second quarter of 2003 consisted primarily of $0.6 million associated with management services and related contracts with MIIX Advantage and $0.7 million in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased $49.9 million, or 91.6%, to $4.6 million for the three months ended June 30, 2003 from $54.5 million for the three months ended June 30, 2002. The provision for losses and LAE is net of ceded losses and LAE of $0.3 million and $3.2 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in net loss and LAE for the three months ended June 30, 2003 was composed of decreases in direct and ceded losses and LAE incurred of $52.9 million and $3.0 million, respectively. The net decrease largely resulted from the reduction in net earned premium in the second quarter of 2003 compared to 2002.

UNDERWRITING EXPENSES. Underwriting expenses decreased $5.9 million, or 56.0%, to $4.7 million for the three months ended June 30, 2003 from $10.6 million for the three months ended June 30, 2002. The net decrease for the quarter ended June 30, 2003 primarily results from the effects of discontinued insurance operations, with reduced commissions, premium taxes and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002. The ratio of underwriting expenses to net premiums earned was 64.3% for the three months ended June 30, 2003, compared to 21.6% for the same period in 2002. The increase in 2003 reflects decreased earned premium in 2003 due to the Company's cessation of writing or renewing policies during 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts decreased $2.0 million, or 26.4%, to $5.5 million for the three months ended June 30, 2003 from $7.5 million for the three months ended June 30, 2002. The decrease in funds held charges was due to a decrease of $78.6 million in the funds held liability from June 30, 2002. The funds held liability decrease was due to the commutation of the 1993 and 1994 aggregate reinsurance treaties and ceded paid losses applied to the other treaty years.

Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $0.2 million, or 43.7%, to $0.2 million for the three months ended June 30, 2003 from $0.4 million for the three months ended June 30, 2002. This net decrease results primarily from the sale of substantially all of the net assets of the Company's leasing operations, effective April 30, 2002.

INCOME TAX PROVISION (BENEFIT). Income taxes decreased approximately $2.4 million to a tax benefit of $2.4 for the three months ended June 30, 2003, resulting in a (34.7)% effective tax rate, compared to an income tax provision of $5,000 and an effective tax rate of 0% for the same period in 2002. The income tax benefit of $2.4 million in the second quarter of 2003 primarily reflects the utilization of the Company's net operating loss carryforward.

NET INCOME (LOSS). Net income was $9.4 million for the three months ended June 30, 2003, an increase of $15.5 million, or 253.9%, from a net loss of $6.1 million for the three months ended June 30, 2002 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

NET PREMIUMS EARNED. Net premiums earned were $27.1 million for the six months ended June 30, 2003, a decrease of approximately $59.1 million, or 68.5%, from $86.2 million for the six months ended June 30, 2002. This net decrease consists of a decrease in direct premiums earned of $84.4 million, partially offset by a decrease in ceded premiums earned of $25.3 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002. The reduction in ceded premiums earned resulted from reduced direct earned premiums during the period as well as additional ceded earned premiums of $13.1 million in the first quarter of 2002 associated with adjustments made to ceded loss and LAE reserves at that time.

Total premiums written were negative $0.9 million for the six months ended June 30, 2003, a decrease of $102.9 million, or 100.9%, from total premiums written of $102.0 million for the six months ended June 30, 2002. The decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002. Activity for the six months ended June 30, 2003 included New Jersey policy cancellations of $4.9 million, somewhat offset by tail coverage premiums written in other states of $3.7 million and other net premiums written of $0.3 million.

NET INVESTMENT INCOME. Net investment income decreased approximately $14.5 million, or 42.3%, to $19.9 million for the six months ended June 30, 2003, from $34.4 million for the same period in 2002. Average invested assets at amortized cost decreased to approximately $959.1 million for the six months ended June 30, 2003, compared to approximately $1.21 billion for the same period in 2002. The decrease in net investment income reflects the combined effects of a decline in market yields, a decline in the total invested asset base and an increase in average short-term investments held during the first half of 2003 compared to the same period in 2002.

The average annualized pre-tax yield on the investment portfolio decreased to 4.04% for the six months ended June 30, 2003, from 5.71% for the same period in 2002. The decrease is primarily due to the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains (losses) increased approximately $3.7 million, or 283.8%, to a gain of $2.4 million for the six months ended June 30, 2003, compared to a net realized investment loss of $1.3 million for the same period in 2002. During the six months ended June 30, 2003, the Company recorded realized gains of approximately $12.2 million, primarily due to sales of fixed-maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $9.8 million of realized losses. The realized losses included $8.7 million related to other-than-temporary declines in investment values, of which $7.7 million was associated with Conseco/Green Tree Financial corporate bonds and $1.0 million was attributable to collateralized bond obligations. In the second quarter of 2002, realized gains of approximately $4.9 million were recognized due to sales of fixed-maturity investments, offset by $6.2 million of realized losses related to other-than-temporary declines in investment values attributable to collateralized bond obligations.

OTHER REVENUE. Other revenue decreased approximately $1.2 million, or 27.0%, to $3.1 million for the six months ended June 30, 2003, from $4.3 million for the same period last year. This net decrease is primarily composed of a decrease of approximately $1.4 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation ("Hamilton"), effective April 30, 2002, a decrease in finance charge income of approximately $2.0 million resulting from the Company's premium financing program and increases of $1.3 million associated with management services and related contracts with MIIX Advantage and $1.4 million in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE). The provision for losses and LAE decreased $114.7 million, or 84.2%, to $21.6 million for the six months ended June 30, 2003, from $136.3 million for the six months ended June 30, 2002. The provision for losses and LAE is net of ceded losses and LAE of ($11.4) million and $32.8 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in net loss and LAE for the six months ended June 30, 2003 was composed of decreases in direct, assumed and ceded losses and LAE incurred of $154.3 million, $4.6 million and $44.2 million, respectively, compared to the same period of 2002. The ratio of net losses and LAE to net premiums earned decreased to 79.5% for the six months ended June 30, 2003 from 158.1% for the same period in 2002.

UNDERWRITING EXPENSES. Underwriting expenses decreased $11.0 million, or 51.2%, to $10.4 million for the six months ended June 30, 2003, from $21.4 million for the six months ended June 30, 2002. The net decrease for the first six months of 2003 primarily resulted from the effects of discontinued insurance operations, with reduced commissions, premium taxes and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002. The ratio of underwriting expenses to net premiums earned was 38.4% and 24.8% for the six months ended June 30, 2003 and 2002, respectively. The increased expense ratio in 2003 reflects the Company's cessation of writing or renewing policies during 2002.

FUNDS HELD CHARGES. Funds held charges decreased $12.6 million, or 56.6%, to $9.7 million for the six months ended June 30, 2003, from $22.3 million for the six months ended June 30, 2002. The decrease primarily relates to adjustments to ceded loss and LAE reserves recorded in the first quarter of 2002 that resulted in additional ceded premiums earned and produced $8.3 million of additional funds held charges in that quarter. In addition, the funds held liability decreased by $78.6 million from June 30, 2002, due to the commutation of the 1993 and 1994 aggregate reinsurance treaties, along with ceded paid loss amounts applied to the other treaty years.

OTHER EXPENSES. Other expenses decreased $1.2 million, or 71.9%, to $0.5 million for the six months ended June 30, 2003, from $1.7 million for the same period in 2002. The net decrease is primarily due to the sale of substantially all of the assets of Hamilton, the Company's leasing subsidiary, effective April 30, 2002.

RESTRUCTURING CHARGE. The Company announced, in March, 2002, its intention to place all operations of LP&C into runoff and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis. No similar event occurred in the six months ended June 30, 2003.

INCOME TAX PROVISION (BENEFIT). Income taxes increased approximately $7.1 million to a tax benefit of $4.3 million for the six months ended June 30, 2003, resulting in an effective tax rate of (41.7)%, compared to a tax benefit of $11.4 million, and an effective tax rate of (18.8)% for the same period in 2002. The income tax benefit of $4.3 million for the first six months of 2003 reflects the utilization of the Company's net operating loss carryforward.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, NET OF TAX. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized as an expense, but instead reviewed and tested for impairment under a fair value approach. The cumulative effect of adopting SFAS No. 142 was a charge of $2.4 million on January 1, 2002.

NET INCOME (LOSS). Net income was $14.7 million for the six months ended June 30, 2003, an increase of $66.2 million from a net loss of $51.5 million for the six months ended June 30, 2002 for the reasons discussed above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $912.3 million at June 30, 2003 and $1,061.0 million at December 31, 2002. The net decrease of $148.7 million largely resulted from the sale of fixed-maturity investments to meet accelerating claims settlements.

Fixed-maturity investments available for sale at fair value, including short-term investments, were $898.2 million, or 99.6% of the investment portfolio of the Company as of June 30, 2003. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by independent rating agencies, while the portfolio effective duration was 2.64 years.

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE TREATIES. Gross unpaid losses and LAE were $1,010.7 million at June 30, 2003 and $1,151.6 million at December 31, 2002. The net decrease in unpaid losses and LAE reserves was primarily attributable to claims paid activity. Reinsurance recoverable on unpaid losses and LAE was $378.0 million at June 30, 2003 and $457.0 million at December 31, 2002. The net decrease in reinsurance recoverable is primarily attributable to increases in ceded loss and LAE collection from reinsurers and a decrease in ceded loss and LAE reserves. Substantially all of the reinsurance recoverables at June 30, 2003 are collateralized by the funds held under reinsurance treaties and letters of credit.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $55.5 million at June 30, 2003 and $41.3 million at December 31, 2002. The net increase of $14.2 million consisted of net income of $14.7 million, a change in unrealized net depreciation of investments of $0.3 million and $0.2 million resulting from treasury stock activity associated with net stock purchase and loan and unearned stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and revenues from non-insurance operations. MIIX is restricted by state regulation as to any dividends it can declare without the consent of the New Jersey Department in accordance with the letter agreement of February 19, 2003 and the Order of May 1, 2003. The Company's other insurance subsidiaries are subject to similar provisions and restrictions. Both The MIIX Group and the Company's non-insurance subsidiary are also restricted from paying dividends until all amounts owed to the insurance subsidiary are paid. No significant amounts are currently available for payment of dividends by the Company's other insurance subsidiaries without prior approval of the applicable insurance department. During the first quarter of 2002, the New Jersey Department approved a $2.1 million dividend payment from MIIX to The MIIX Group. However, The MIIX Group does not expect that MIIX will have the ability to declare and pay dividends to The MIIX Group to meet its operating needs, except to the extent that the New Jersey Department specifically approves dividend payments in the future. However, the agreement of February 19, 2003 and the Order of May 1, 2003 do permit the subsidiaries to remit funds to the holding company to facilitate payment of the holding company's routine operating expenses.

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

The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow used by operating activities were approximately $133.2 million and $39.2 million for the six months ended June 30, 2003 and 2002, respectively, and $180.6 million for the year ended 2002. The decrease in cash flow during this period was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business, acceleration of claims settlements in New Jersey and Pennsylvania, the settlement of a few higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. Because the Company ceased writing insurance policies, cash flow is expected to decrease substantially. See "Risks and Uncertainties." As noted elsewhere in this Report, the sufficiency of the Company's cash flows to sustain its operations is dependent on a number of uncertain factors; investment income and claims experience are among the most important of these factors.

The Company's investments consist primarily of fixed-maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company plans to continue this strategy. At June 30, 2003, the portfolio has an average credit quality of "AA," an average duration of 2.64 years and an annualized yield of 4.04%.

The Company held collateral of $266.2 million and $332.7 million at June 30, 2003 and December 31, 2002, respectively, in the form of funds held and $159.5 million at June 30, 2003 and December 31, 2002 in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

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

During the six month period ended June 30, 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29. During the six months ended June 30, 2003, 24,306 options were cancelled and 0 options were exercised. During the six months ended June 30, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced the stock purchase and loan balance to $0. All transactions were recorded at the fair value of The MIIX Group common stock on the effective dates of the transactions.

RISKS AND UNCERTAINTIES

As a result of the events described above under the caption "Recent Developments," the Company is subject to a number of risks and uncertainties. Some of the most obvious are the following:

RISK OF INCREASED SUPERVISION. The Company recorded an adjustment of $20.5 million to net loss and LAE reserves at December 31, 2002. While the Company's reserves were not adjusted in the first or second quarters of 2003, the effect of the December 31, 2002 reserve adjustment was to further erode MIIX's total adjusted capital to $18.7 million, which is substantially below the Mandatory Control Level specified in the New Jersey statutes. At the Mandatory Control Level, the Insurance Commissioner of the New Jersey Department is authorized to place MIIX in supervision, rehabilitation or liquidation, which could cause the Commissioner to require payment of any monies owed to MIIX by its affiliates and, depending on the circumstances of the affiliate at the time, could possibly result in the insolvency of an affiliate. The New Jersey Department has already established limitations on the operations of MIIX in a letter agreement of February 19, 2003, as well as in an Order of May 1, 2003. The Department has not yet indicated what, if any, additional regulatory action may be taken. If additional regulatory action is taken, it could have a material adverse effect on the Company.

RISKS IN CLAIMS EXPERIENCE. The Company currently anticipates that its assets will be sufficient to discharge its liabilities. While this anticipation is based upon actuarial projections, loss and LAE reserves are estimates of future events whose outcomes are unknown at the current time. The inherent uncertainty associated with estimating loss and LAE reserves may lead to actual results that differ, perhaps materially, from our projections. Should the Company experience worse than anticipated losses, it is highly likely that MIIX would be subjected to additional regulatory action, including possibly rehabilitation or liquidation. The Company continues to see some acceleration of claims in connection with the runoff of MIIX. Should this acceleration become substantial, even favorable settlements could result in short-term negative adjustments to the Company's loss and LAE reserves, which would further increase the risk of additional regulatory action. The Company has also seen significant recent increases in the severity of claims, particularly in its New Jersey book of business. Even a single, sizeable adverse judgment could materially and adversely affect the Company.

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

INVESTMENT RISK. A significant portion of the Company's assets are invested in fixed-maturity investments. The Company manages its portfolio through two independent investment advisors and has a relationship with an investment consulting firm. The Company is exposed to all of the risks of the capital markets, which have been substantial in recent periods because of the general deterioration of those markets as well as increasing volatility in particular sectors. In response to these developments, the Company has modified its investment portfolio to reduce the level of risk to which it is exposed. In the process of this modification, the Company may liquidate securities, sometimes at a loss. Additionally, in past quarters the Company has had to record investment write-downs on certain corporate and structured investments. While the Company continues to monitor these investments, there is a risk additional losses may be incurred. Furthermore, the movement of the Company's investments from instruments believed to be more risky to those believed to be less risky may result in a reduction of the Company's return on investments, and because of the acceleration of claims and increasing claims severity, the Company is retaining an increasing percentage of its investment portfolio in short-term securities, which are generally yielding less than longer maturities. Even if the Company is able to manage its claims portfolio successfully, deterioration in the Company's investment portfolio or losses incurred in liquidating the portfolio not offset by gains, could result in the Company being subjected to additional regulatory action.

LACK OF MARKET LIQUIDITY. Following delisting from the NYSE, the Company's stock began to trade on the OTC Bulletin Board and in the "pink sheets" maintained by the National Quotation Bureau, Inc. These markets are generally considered to be less efficient and not as liquid as the NYSE. Trading in these markets will likely decrease the liquidity of the Company's common stock, which could reduce the trading price and increase the transaction costs of trading shares of the Company's common stock.

LACK OF CASH FLOW AND LIQUIDITY. The Company's cash flow has declined significantly over the past two years as a result of increased losses and loss of premium revenue. The Company expects that its cash flow will continue to decline substantially. In addition, given that MIIX's RBC is substantially below the Mandatory Control Level, the New Jersey Insurance Commissioner could take further regulatory action that would have the effect of reducing the Company's cash flow. The Company currently does not have any sources of liquidity other than the revenues from MIIX Advantage, net investment income, proceeds from the sales of securities and reinsurance recoverables. It does not maintain any credit facilities and it is unlikely that it could access the capital markets in the foreseeable future. Any further significant reduction in the Company's cash flow would have a material adverse effect on the Company's financial condition, and could result in bankruptcy or insolvency of the Company.

SIGNIFICANT LITIGATION. The Company is subject to litigation that could have a material adverse effect on its financial condition.

POTENTIAL IMPACT OF REINSURANCE. The Company has entered into a number of aggregate reinsurance contracts. The contracts in effect provide reinsurance for policies written during 1995 through September 1, 2002 and contain certain provisions related to funds held balances or surplus level that obligate the Company to accept additional reinsurance coverage if the stipulated levels are not maintained. Continued operating losses could result in the Company falling below the stipulated levels and require the Company to accept additional reinsurance coverage. Additional loss and loss reserve adjustments could exceed maximum losses that can be ceded under the terms of the contract in a particular calendar year. The Company would be liable for the full amount of losses and ALAE above the maximum covered by the aggregate reinsurance contracts.

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

Interest rate risk is considered by management to be the most significant market risk element currently facing the Company. Interest rate risk is the price sensitivity of a fixed-maturity security to changes in interest rates. The Company views these potential changes in price within the overall context of asset and liability management. To reduce the Company's interest rate risk, duration targets are set for the fixed income portfolio after consideration of the duration of associated liabilities, primarily losses and LAE reserves, and other factors.

The Company's investment portfolio at June 30, 2003 is primarily composed of fixed-maturity securities, consisting of 75.5% of total investments at market value. U.S. government and tax-exempt bonds represent 16.5%, corporate bonds represent 26.1% and mortgage-backed and asset-backed securities represent 32.9% of fixed-maturity investments. Short-term investments represent 24.1% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.4%.

At June 30, 2003, the Company had net after-tax unrealized gains on its fixed-maturity investment portfolio of $17.1 million. The net after-tax unrealized gains of $17.1 million on the fixed-maturity portfolio represented 44.8% of total stockholders' equity gross of net after-tax unrealized gains on investments. At December 31, 2002, the Company had net after-tax unrealized gains on its fixed-maturity investment portfolio of $17.3 million.

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

In addition to interest rate risk, fixed-maturity securities like those comprising the Company's investment portfolio involve other risks such as default or credit risk. The Company manages this risk by limiting the amount of higher risk obligations (determined by credit rating assigned by private rating agencies) in which it invests.

Mortgage-backed and asset-backed securities involve similar risks associated with fixed-maturity investments: interest rate risk, reinvestment rate risk and default or credit risk. In addition, mortgage-backed and asset-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. The Company has directed its investment advisors to purchase mortgage-backed and asset-backed securities structured to enhance credit quality and/or provide prepayment stability.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, and with the participation of management, The MIIX Group's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective.

There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

DEATH BENEFIT PLAN. In October 1999, a former Underwriters Board member filed an action in the Superior Court of New Jersey against the Medical Inter-Insurance Exchange of New Jersey (the "Exchange"), Underwriters, The MIIX Group and Daniel Goldberg, former CEO of the Company, seeking damages arising out of the unanimous decision of the Exchange and Underwriters Boards in July 1998 to terminate a Death Benefit Plan that was adopted in December 1991 to provide members of the Boards and their committees with a $1 million death benefit. In October 2001, the court determined that judgment should be entered in favor of plaintiff in the amount of $490,585, representing the cash balance of the life insurance policy insuring plaintiff's life, which was held by the Exchange to secure the payment of benefits under the Death Benefit Plan. The judgment provides that this sum is payable in ten equal annual installments following plaintiff's death, in accordance with the Plan's terms. The Company appealed this decision. By Order dated March 18, 2003, the Superior Court of New Jersey, Appellate Division, ruled on the SLOBODIEN V. MEDICAL INTER-INSURANCE EXCHANGE case. The court overturned the Law Division ruling and held that, under the terms of the agreement, the Death Benefit Plan could be terminated by the Board of Directors at any time, and that plaintiff had no right to the cash value of the insurance policy. The court, therefore, reversed and remanded the matter to the lower court for entry of judgment in favor of the defendants. Plaintiff has filed a petition for certification to the Supreme Court of New Jersey to review the Appellate Division decision. On July 1, 2003, the Supreme Court denied the Petition for Certification.

Two subsequent actions by other Plan participants, one styled as a class action on behalf of all Plan participants, were filed in the Superior Court of New Jersey against the Company on November 7, 2000 and December 11, 2001. These actions were stayed pending the outcome of the appeal in the first action. Pursuant to the terms of those orders, upon the Supreme Court's denial of the Petition for Certification in the Slobodien Action, those cases were dismissed with prejudice.

GLASSER V. THE MIIX GROUP, INC., ET AL. On February 5, 2003, a shareholder of the Company instituted a putative class action in the United States District Court for the District of New Jersey against the Company, its directors and officers, Medical Society of New Jersey and Fox-Pitt Kelton, Inc., which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage contracts and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. The complaint demands unspecified compensatory damages, treble damages, rescission of the sale of shares in the Company's initial public offering, attorney fees and other relief. On May 13, 2003, another shareholder of the Company instituted a separate putative class action in the United States District Court for the District of New Jersey (Wasserstrum v. The MIIX Group, Inc., et al.) against the Company and certain of its officers alleging securities fraud. The law firms representing plaintiffs in two actions agreed to consolidate the claims against the Company. In furtherance of this agreement, plaintiffs' counsel entered into a Stipulation and Order providing that a consolidated amended complaint would be filed after entry of the Stipulation and Order by the court. The Company intends to vigorously defend the consolidated action.

The outcome of the Glasser and/or Wasserstrum suits could have a material adverse effect on the Company's financial condition and results of operations.

FOX-PITT KELTON V. THE MIIX GROUP, INC. On February 10, 2003, Fox-Pitt Kelton ("FPK"), which had been engaged as financial advisor to the Company, instituted suit against the Company in the Supreme Court of New York to recover fees allegedly due from the Company as a result of the investment banking services it rendered in connection with the Company's efforts to dispose of assets or obtain capital and the agreements entered into between the Company and MIIX Advantage. FPK has filed a motion for summary judgment in its favor which is now pending before the court.

The Company and external counsel believe the Company has valid defenses to FPK's claims. The Company intends to vigorously defend the action.

WEISFELD V. THE MIIX GROUP, INC., ET AL. On November 20, 2002, a former executive of the Medical Society of New Jersey (MSNJ) filed suit in Superior Court of New Jersey against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. The plaintiff seeks reinstatement, back pay and other damages. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include The MIIX Group as a defendant, alleging that The MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. Motion to dismiss plaintiffs' amended complaint have been filed and are pending before the court. The Company and external counsel believe plaintiff's claims lack merit and the Company intends to vigorously defend the action.

The Company may be a party to litigation from time to time in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The MIIX Group's Annual Meeting of stockholders was held on May 8, 2003, at which time the following directors were elected by the stockholders of The MIIX Group to serve as the class of directors for a term expiring at the Annual Meeting of stockholders to be held in 2006: Harry M. Carnes, M.D., Dominick D'Agosta, Bessie M. Sullivan, M.D. The terms of the following directors continued after such meeting: Angelo S. Agro, M.D., Patricia A. Costante, Paul
J. Hirsch, M.D., A. Richard Miskoff, D.O., Carl Restivo Jr., M.D. and Martin L. Sorger, M.D.

MATTERS SUBMITTED TO A VOTE
---------------------------

To elect directors for a term expiring at the Annual Meeting of stockholders to be held in 2006:

                                AFFIRMATIVE        WITHHELD       NOT VOTED
                                -----------        --------       ---------

   Harry M. Carnes, M.D.         7,573,662        2,801,573       4,188,908
   Dominick D'Agosta             7,579,991        2,795,244       4,188,908
   Bessie M. Sullivan, M.D.      7,561,481        2,813,754       4,188,908

To approve an amendment to the Company's restated Certificate of Incorporation decreasing the minimum number of directors to five:

        AFFIRMATIVE             NEGATIVE           ABSTAIN        NOT VOTED
        -----------             --------           -------        ---------

         7,885,657              2,390,273          99,305         4,188,908

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

               3.2 Bylaws of The MIIX Group as amended and restated (incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 1, 2003).

              10.1 Employment Agreement of Allen G. Sugerman dated July 17, 2003 (incorporated by reference to the Company's Current Report on Form 8-K filed on July 22, 2003).

               15*     Acknowledgement of Independent Auditors.

              31.1* Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2* Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1* Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2* Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          *    Filed herewith.

          In accordance with SEC Release No. 33-8238, Exhibits 32.1 and 32.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

          b.   Reports on Form 8-K

               1. The Company filed a Current Report under Item 9 on Form 8-K on April 4, 2003, furnishing supplemental financial information, including management's pro forma calculation of the runoff value of the Company.

               2. The Company filed a Current Report under Item 5 on Form 8-K on April 24, 2003 and amended on April 25, 2003, furnishing a press release that announced the notification by the New York Stock Exchange that the trading of the Company's common stock, traded under the symbol MHU, will be suspended at the opening of business on April 28, 2003.

               3. The Company filed a Current Report under Item 5 on Form 8-K on May 6, 2003, furnishing a press release that announced its agreement to an Order with the New Jersey Department of Banking and Insurance that sets forth the framework for the regulatory monitoring of MIIX Insurance Company as it continues to non-renew and runoff its remaining business.

               4. The Company filed a Current Report under Items 7 and 9 on May 8, 2003, furnishing a press release that announced its financial results for the three months ended March 31, 2003.

               5. The Company filed a Current Report under Item 9 on Form 8-K on May 21, 2003, furnishing supplemental financial information, including management's pro forma calculation of the runoff value of the Company.

               6. The Company filed a Current Report under Items 5 and 7 on Form 8-K on July 22, 2003, furnishing a press release that announced the renewal of Allen G. Sugerman's employment agreement as the Company's Chief Financial Officer and Treasurer and the Employment Agreement of Allen G. Sugerman, dated July 17, 2003.

               7. The Company filed a Current Report under Items 7 and 12 on Form 8-K on July 31, 2003, furnishing a press release that announced its financial results for the three and six months ended June 30, 2003.


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

                                           THE MIIX GROUP, INCORPORATED


                                    By:      /s/ Patricia A. Costante
                                       -----------------------------------------
                                         Chairman and Chief Executive Officer
                                         (principal executive officer)


                                    By:      /s/ Allen G. Sugerman
                                       -----------------------------------------
                                         Chief Financial Officer and Treasurer
                                         (principal financial and accounting
                                         officer)


                                    Dated:   August 14, 2003