Form 10-Q
period 2003-09-30
MIIX GROUP INC
filed 2003-11-14
CIK 1064063

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

                    For the Quarter Ended September 30, 2003

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Period From _________ to __________.

                        Commission File Number: 001-14593
                                                ---------

                          THE MIIX GROUP, INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                    22-3586492
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

               Two Princess Road, Lawrenceville, New Jersey 08648
               --------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (609) 896-2404
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 YES [ ] NO [X]

         As of November 11, 2003, the number of outstanding shares of the Registrant's Common Stock was 14,564,143.

================================================================================

TABLE OF CONTENTS
-----------------



PART I       FINANCIAL INFORMATION............................................4

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS................................4

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.......................................13

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......22

ITEM 4.      CONTROLS AND PROCEDURES.........................................23

PART II      OTHER INFORMATION...............................................23

ITEM 1.      LEGAL PROCEEDINGS...............................................23

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................25

SIGNATURES ..................................................................26

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are based on the Company's estimates and expectations concerning future events and anticipated results and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. In particular, the Company's ability to manage successfully the solvent runoff of its business is subject to a number of contingencies and uncertainties. These uncertainties and other factors are detailed from time to time in the Company's filings with the appropriate securities commissions, and include, without limitation, the Company having sufficient liquidity and working capital, the performance of the Company's investment portfolio, the Company's ability to manage claims, maintaining existing reinsurance agreements at reasonable terms, the Company's ability to diversify its product lines, the continued adequacy of the Company's loss and loss adjustment expense reserves, the Company's avoidance of any material loss on collection of reinsurance recoverables, adverse actions of applicable regulatory agencies, general economic conditions, including changing interest rates, rates of inflation and the performance of the financial markets, adverse judicial decisions and rulings, changes in domestic and foreign laws, regulations and taxes, effects of acquisitions and divestitures and various other factors. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. The Company's expectations regarding future earnings, growth initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and enhancing shareholder value depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I       FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
The MIIX Group, Incorporated

We have reviewed the accompanying consolidated balance sheet of The MIIX Group, Incorporated as of September 30, 2003, the related consolidated statements of income for the three and nine month periods ended September 30, 2003 and 2002, the consolidated statement of equity for the nine month period ended September 30, 2003 and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of The MIIX Group, Incorporated as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, not presented herein, and in our report dated March 21, 2003, we expressed an unqualified opinion on those consolidated financial statements; however, we referred in our report to disclosures in the Notes to the December 31, 2002 consolidated financial statements the potential consequences of which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet as of December 31, 2002, from which it has been derived.


                                             ERNST & YOUNG LLP


Philadelphia, Pennsylvania
October 31, 2003

                                           THE MIIX GROUP, INCORPORATED
                                           CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)

                                                                                      September 30,  December 31,
                                                                                      -----------    -----------
                                                                                         2003            2002
                                                                                      -----------    -----------
                                     ASSETS                                           (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2003 - $722,134;
     2002 - $771,414)                                                                 $   734,089    $   788,580
   Equity investments, at fair value (cost: 2003 - $2,781; 2002 - $4,804)                   3,198          5,187
   Short-term investments, at cost which approximates fair value ..................       105,059        262,537
                                                                                      -----------    -----------
         Total investments ........................................................       842,346      1,056,304

Cash ..............................................................................        17,476          4,667
Accrued investment income .........................................................         7,221          8,339
Premium receivable, net ...........................................................           739          7,602
Reinsurance recoverable on unpaid losses ..........................................       335,637        457,005
Prepaid reinsurance premiums ......................................................             0          3,053
Reinsurance recoverable on paid losses, net .......................................        36,495         31,822
Deferred policy acquisition costs .................................................             0          1,016
Receivable for securities .........................................................        28,626              0
Other assets ......................................................................        44,832         47,055
                                                                                      -----------    -----------
         Total assets .............................................................   $ 1,313,372    $ 1,616,863
                                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Unpaid losses and loss adjustment expenses ........................................   $   920,079    $ 1,151,635
Unearned premiums .................................................................           425         25,262
Premium deposits ..................................................................             0            209
Funds held under reinsurance treaties .............................................       243,908        332,741
Payable for securities ............................................................        42,849              0
Other liabilities .................................................................        50,290         65,750
                                                                                      -----------    -----------
         Total liabilities ........................................................     1,257,551      1,575,597
                                                                                      -----------    -----------

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding .........................................................             0              0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2003 - 14,564,143 shares outstanding; 2002 - 13,382,173 shares
   outstanding) ...................................................................           166            166
Additional paid-in capital ........................................................        40,270         53,909
Retained earnings .................................................................        35,016         13,323
Treasury stock, at cost (2003 - 1,973,862 shares; 2002 - 3,155,832 shares) ........       (25,038)       (40,199)
Stock purchase loans and unearned stock compensation ..............................        (4,803)        (3,662)
Accumulated other comprehensive income ............................................        10,210         17,729
                                                                                      -----------    -----------
         Total stockholders' equity ...............................................        55,821         41,266
                                                                                      -----------    -----------
         Total liabilities and stockholders' equity ...............................   $ 1,313,372    $ 1,616,863
                                                                                      ===========    ===========

SEE ACCOMPANYING NOTES

                                                                                                                5

                                            THE MIIX GROUP, INCORPORATED

                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
Revenues
Net premiums earned .................................   $      1,989    $     23,727    $     29,126    $    109,963
Net investment income ...............................          7,839          13,710          27,699          48,117
Realized investment gains (losses) ..................          2,595            (591)          4,950          (1,872)
Other revenue .......................................          1,879           1,368           5,002           5,651
                                                        ------------    ------------    ------------    ------------
     Total revenues .................................         14,302          38,214          66,777         161,859
                                                        ------------    ------------    ------------    ------------

Expenses
Losses and loss adjustment expenses (recoveries) ....         (3,844)         21,219          17,719         157,520
Underwriting expenses ...............................          4,287           5,987          14,706          27,351
Funds held charges ..................................          4,984           9,539          14,662          31,826
Other expenses ......................................            162             584             631           2,254
Restructuring charge ................................              0               0               0           2,552
                                                        ------------    ------------    ------------    ------------
     Total expenses .................................          5,589          37,329          47,718         221,503
                                                        ------------    ------------    ------------    ------------

Income (loss) before income taxes ...................          8,713             885          19,059         (59,644)
Income tax provision (benefit) ......................          1,679               0          (2,634)        (11,416)
                                                        ------------    ------------    ------------    ------------
     Net income (loss) before cumulative effect
        of an accounting change .....................          7,034             885          21,693         (48,228)
     Cumulative effect of an accounting change,
        net of tax ..................................              0               0               0          (2,373)
                                                        ------------    ------------    ------------    ------------
     Net income (loss) ..............................   $      7,034    $        885    $     21,693    $    (50,601)
                                                        ============    ============    ============    ============

Basic and diluted earnings (loss) per share before
  cumulative effect of an accounting change .........   $       0.52    $       0.07    $       1.62    $      (3.60)
Cumulative effect of an accounting change ...........           0.00            0.00            0.00           (0.18)
                                                        ------------    ------------    ------------    ------------
Basic and diluted earnings (loss) per share .........   $       0.52    $       0.07    $       1.62    $      (3.78)
                                                        ============    ============    ============    ============

Dividend per share of common stock ..................   $       0.00    $       0.00    $       0.00    $       0.00
                                                        ============    ============    ============    ============

SEE ACCOMPANYING NOTES

                                                                                                                   6

                                                    THE MIIX GROUP, INCORPORATED

                                                  CONSOLIDATED STATEMENT OF EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                (In thousands, except share amounts)
                                                             (Unaudited)


                                                                                              Stock
                                                                                            Purchase
                                                                                            Loans and    Accumulated
                           Number of                Additional                              Unearned        Other         Total
                            Shares       Common       Paid-In     Retained     Treasury       Stock      Comprehensive Stockholders'
                          Outstanding    Stock        Capital     Earnings      Stock      Compensation  Income (Loss)    Equity
                          -----------  -----------  -----------  -----------  -----------   -----------   -----------  -------------
Balance at
  January 1, 2003 .......  13,382,173  $       166  $    53,909  $    13,323  $   (40,199)  $    (3,662)  $    17,729  $    41,266
    Net income ..........                                             21,693                                                21,693

  Other comprehensive
      income (loss),
      net of tax: .......

    Net unrealized
      appreciation
      on securities
      available-for-sale,
      net of deferred
      taxes .............                                                                                      (7,519)      (7,519)

    Stock purchase and
      loan agreement
      activities ........      (8,922)                                                 (8)           99                         91

    Stock compensation
      and treasury
      stock activity ....   1,190,892                   (13,639)                   15,169        (1,240)                       290
                          -----------  -----------  -----------  -----------  -----------   -----------   -----------  -----------

Balance at
  September 30, 2003 ....  14,564,143  $       166  $    40,270  $    35,016  $   (25,038)  $    (4,803)  $    10,210  $    55,821
                          ===========  ===========  ===========  ===========  ===========   ===========   ===========  ===========


SEE ACCOMPANYING NOTES

                                                                                                                                   7

                                        THE MIIX GROUP, INCORPORATED

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   ------------------------
                                                                                      2003          2002
                                                                                   ----------    ----------
Cash Flows from Operating Activities
Net income (loss) ..............................................................   $   21,693    $  (50,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of an accounting change, net of tax ..........................            0         2,373
Realized (gains) losses ........................................................       (4,950)        1,872
Depreciation, accretion and amortization .......................................        2,738        (1,442)
Changes in:
     Unpaid losses and loss adjustment expenses ................................     (231,556)      (67,179)
     Unearned premiums .........................................................      (24,837)      (39,762)
     Premium deposits ..........................................................         (209)      (18,928)
     Premium receivable, net ...................................................        6,863          (448)
     Reinsurance balances, net .................................................       30,915         2,504
     Deferred policy acquisition costs .........................................        1,016         2,541
     Accrued investment income .................................................        1,118         3,857
     Net investment in direct financing leases .................................            0        32,101
     Other assets ..............................................................         (119)       13,333
     Other liabilities .........................................................      (15,078)      (19,032)
                                                                                   ----------    ----------
Net cash used in operating activities ..........................................     (212,406)     (138,811)
                                                                                   ----------    ----------

Cash Flows from Investing Activities
Proceeds from fixed-maturity investment sales ..................................      442,099       742,679
Proceeds from fixed-maturity investments matured, called or prepaid ............      164,855       109,880
Proceeds from equity investment sales ..........................................        2,023           387
Cost of investments acquired ...................................................     (555,462)     (615,258)
Change in short-term investments, net ..........................................      157,477       (77,321)
Net payable (receivable) for securities ........................................       14,223       (11,438)
                                                                                   ----------    ----------
Net cash provided by investing activities ......................................      225,215       148,929
                                                                                   ----------    ----------

Cash Flows from Financing Activities
Repayment of notes payable and other borrowings ................................            0       (10,699)
                                                                                   ----------    ----------
Net cash used in financing activities ..........................................            0       (10,699)
                                                                                   ----------    ----------

Net change in cash .............................................................       12,809          (581)
Cash, beginning of period ......................................................        4,667         2,029
                                                                                   ----------    ----------
Cash, end of period ............................................................   $   17,476    $    1,448
                                                                                   ==========    ==========

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

While the requests to merge LP&C into MIIX remain pending with the regulators, potential issues associated with the guaranty funds post-merger have been addressed by most affected states. The Company continues in its efforts to merge the two companies before year-end 2003.

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

The trading of The MIIX Group's common stock was suspended at the opening of business on April 28, 2003. The New York Stock Exchange ("NYSE") had determined that The MIIX Group's market capitalization and stockholders' equity were below NYSE listing thresholds. The MIIX Group was considered "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The MIIX Group's common stock has commenced trading on the Over-The-Counter ("OTC") Bulletin Board under the ticker symbol "MIIX." See "Risks and Uncertainties."

The Company continues to explore any strategic alternatives that may realize value for its shareholders, including seeking purchasers for all or portions of its remaining assets.

3.   STOCK BASED COMPENSATION
-----------------------------

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the nine months ended September 30, 2003, 38,671 options were cancelled and 0 options were exercised. During the nine months ended September 30, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced his stock purchase and loan balance to $0. All transactions were recorded at the fair value of The MIIX Group common stock on the effective dates of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation" for the nine months ended September 30:

                                                                2003         2002
                                                             ----------   ----------
     (In thousands, except per share amounts)
     ----------------------------------------
        Net income (loss), as reported                       $   21,693   $  (50,601)
        Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects                         33         (225)
                                                             ----------   ----------
        Pro forma net gain (loss)                            $   21,726   $  (50,826)
                                                             ==========   ==========
        Basic earnings (loss) per share:
          As reported                                        $     1.62   $    (3.78)
          Pro forma                                                1.62        (3.80)
        Diluted earnings (loss) per share:
          As reported                                        $     1.62   $    (3.78)
          Pro forma                                                1.62        (3.80)
        Estimated weighted average of the fair value
           of options granted                                $     0.00   $     0.62

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 1.7% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of The MIIX Group's common stock ranging from 34.5% to 38.1%; and a three-year weighted average expected life of the options.

4.   EARNINGS PER SHARE
-----------------------

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 13,451,600 and 13,469,760 for the three months ended September 30, 2003 and 2002, respectively, and 13,395,018 and 13,389,488 for the nine months ended September 30, 2003 and 2002, respectively.

Diluted earnings (loss) per share are computed using the weighted-average number of common shares outstanding of 13,451,600 and 13,479,760 for the three months ended September 30, 2003 and 2002, respectively, and 13,395,018 and 13,478,387 for the nine months ended September 30, 2003 and 2002, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2003         2002         2003         2002
                                                         ----------   ----------   ----------   ----------
                                                              (in thousands)            (in thousands)
Numerator for basic and diluted earnings (loss) per
  share of common stock:
     Net income (loss) before cumulative effect of
        an accounting change .........................   $    7,034   $      885   $   21,693   $  (48,228)
     Cumulative effect of an accounting change,
        net of tax ...................................            0            0            0       (2,373)
                                                         ----------   ----------   ----------   ----------
     Net income (loss) ...............................   $    7,034   $      885   $   21,693   $  (50,601)
                                                         ==========   ==========   ==========   ==========

Denominator:
     Denominator for basic earnings (loss) per share
        of common stock - weighted-average shares
        outstanding ..................................       13,452       13,470       13,395       13,389
Effect of dilutive securities:
     Stock options and nonvested restricted stock ....            0           10            0           89
                                                         ----------   ----------   ----------   ----------

     Denominator for diluted earnings (loss) per share
        of common stock - adjusted weighted-average
        shares outstanding ...........................       13,452       13,480       13,395       13,478
                                                         ==========   ==========   ==========   ==========

Basic and diluted earnings (loss) per share of
  common stock before cumulative effect of an
  accounting change ..................................   $     0.52   $     0.07   $     1.62   $    (3.60)
Cumulative effect of an accounting change ............         0.00         0.00         0.00        (0.18)
                                                         ----------   ----------   ----------   ----------
Basic and diluted earnings (loss) per share of
  common stock .......................................   $     0.52   $     0.07   $     1.62   $    (3.78)
                                                         ==========   ==========   ==========   ==========

5.   COMPREHENSIVE INCOME
-------------------------

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at September 30, 2003 and December 31, 2002, except those determined to be other-than-temporary, are reflected as accumulated other comprehensive income in the consolidated statement of equity and consolidated balance sheets.

The components of comprehensive income (loss), net of related tax, for the periods ended September 30, 2003 and 2002 are as follows:

                                                              Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                            ------------------------   ------------------------
                                                               2003          2002         2003          2002
                                                            ----------    ----------   ----------    ----------
                                                                 (in thousands)             (in thousands)
Net income (loss) .......................................   $    7,034    $      885   $   21,693    $  (50,601)

Other comprehensive income (loss):
  Unrealized holding appreciation (depreciation) arising
     during period (net of tax) .........................       (4,643)       15,079       (2,569)       17,412

  Reclassification adjustment for (gains) losses realized
     in net income (loss) (net of tax) ..................       (2,595)          591       (4,950)        1,872
                                                            ----------    ----------   ----------    ----------

Net unrealized appreciation (depreciation) arising during
     the period ended September 30 (net of tax) .........       (7,238)       15,670       (7,519)       19,284
                                                            ----------    ----------   ----------    ----------

Comprehensive income (loss) .............................   $     (204)   $   16,555   $   14,174    $  (31,317)
                                                            ==========    ==========   ==========    ==========

6.   DEFERRED POLICY ACQUISITION COSTS
--------------------------------------

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the nine months ended September 30, 2003 and 2002.

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
                                                            (in thousands)
Balance at beginning of period ...................    $    1,016     $    4,416
Cost deferred during the period ..................           453          4,862
Amortization expense .............................        (1,469)        (7,403)
                                                      ----------     ----------
Balance at end of period .........................    $        0     $    1,875
                                                      ==========     ==========

7.   RESTRUCTURING CHARGE
-------------------------

The first quarter of 2002 included a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put MIIX and LP&C into runoff. As of September 30, 2003, the remaining accrual for restructuring charges was $0.2 million. No similar event occurred during the nine months ended September 30, 2003.

8.   INCOME TAXES
-----------------

A reconciliation of income taxes computed based on the expected annual effective federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change for the periods ended September 30, 2003 and 2002 are as follows:

                                                     Nine Months Ended September 30,
                                      -------------------------------------------------------------
                                                  2003                             2002
                                      ----------------------------     ----------------------------
                                                      % of Income                      % of Income
                                                         Before                           Before
                                      Income Taxes    Income Taxes     Income Taxes    Income Taxes
                                      ------------    ------------     ------------    ------------
                                     (in thousands)                   (in thousands)
Expected annual effective federal
    income tax expense (benefit)
    at 35% ........................   $      6,671            35.0 %   $    (20,875)          (35.0)%
Increase (decrease) in taxes
    resulting from:
    Valuation allowance ...........         (9,502)          (49.8)%          8,757            14.7 %
    Tax-exempt interest ...........              0             0.0 %           (444)           (0.7)%
    Other .........................            197             1.0 %          1,146             1.9 %
                                      ------------    ------------     ------------    ------------
Total income tax benefit ..........   $     (2,634)          (13.8)%   $    (11,416)          (19.1)%
                                      ============    ============     ============    ============

The income tax benefit of $2.6 million for the nine months ended September 30, 2003 primarily reflects the change in the deferred tax valuation allowance resulting from changes in deferred taxes on unrealized portfolio gains, as well as the utilization of the Company's net operating loss carryforward.


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

INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not, that all or some portion of the benefits related to the deferred tax assets will not be realized. Valuation allowances are based on estimates of taxable income and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, the Company may need to establish a valuation allowance, which would impact its financial position and results of operations. A valuation allowance has been established for the full value of the net deferred tax assets at September 30, 2003 and December 31, 2002.

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

While the requests to merge LP&C into MIIX remain pending with the regulators, potential issues associated with the guaranty funds post-merger have been addressed by most affected states. The Company continues in its efforts to merge the two companies before year-end 2003.

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

The trading of The MIIX Group's common stock was suspended at the opening of business on April 28, 2003. The NYSE had determined that The MIIX Group's market capitalization and stockholders' equity were below NYSE listing thresholds. The MIIX Group was considered "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The MIIX Group's common stock has commenced trading on the OTC Bulletin Board under the ticker symbol "MIIX." See "Risks and Uncertainties."

The Company continues to explore any strategic alternatives that may realize value for its shareholders, including seeking purchasers for all or portions of its remaining assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

NET PREMIUMS EARNED. Net premiums earned were $2.0 million for the three months ended September 30, 2003, a decrease of approximately $21.7 million, or 91.6%, from $23.7 million for the three months ended September 30, 2002. This net decrease consists of a decrease in direct premiums earned of $30.9 million, partially offset by a decrease in ceded premiums earned of $9.2 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002. The reduction in ceded premiums earned resulted from reduced direct earned premiums during the period as well as additional ceded earned premiums of $13.1 million in the first quarter of 2002 associated with changes in estimates made to ceded loss and LAE reserves at that time.

Total premiums written were $0.3 million for the three months ended September 30, 2003, an increase of $2.6 million, or 111.1%, from total premiums written of negative $2.3 million for the three months ended September 30, 2002. The increase in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002, which resulted in extensive cancellation activity in the third quarter of 2002. Activity in the third quarter of 2003 consisted primarily of tail coverage premiums.

NET INVESTMENT INCOME. Net investment income decreased approximately $5.9 million, or 42.8%, to $7.8 million for the three months ended September 30, 2003 from $13.7 million for the same period in 2002. Average invested assets at amortized cost decreased to approximately $854.8 million for the three months ended September 30, 2003, compared to approximately $1.14 billion for the same period last year. The decrease in net investment income reflects the impact of declining market yields coupled with a decline in the invested asset base, as well as an increase in average short-duration investments held during the third quarter of 2003.

The average annualized pre-tax yield on the investment portfolio decreased to 3.67% for the three months ended September 30, 2003 from 4.83% for the same period in 2002. The decrease is primarily due to the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains increased approximately $3.2 million, or 539.1%, to $2.6 million for the three months ended September 30, 2003, compared to a net realized loss of $0.6 million for the same period in 2002. During the quarter ended September 30, 2003, the Company recorded realized gains of approximately $5.2 million primarily due to sales of fixed-maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $2.6 million of realized losses. The realized losses included $1.7 million related to other-than-temporary declines in investment values, primarily as a result of continued poor performance in collateralized bond and loan obligations. In the third quarter of 2002, realized gains of approximately $5.1 million were recognized due to sales of fixed-maturity investments and realized losses included $5.7 million of other-than-temporary declines in investment values, of which $2.5 million was attributable to collateralized bond obligations and $2.6 million was associated with United Airlines corporate bonds.

OTHER REVENUE. Other revenue was $1.9 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively. The increase of $0.5 million, or 35.7%, was due to an increase of $0.9 million associated with management services and related contracts with MIIX Advantage and an increase of $0.7 million in renewal rights revenue, partially offset by decreases of $0.6 million and $0.3 million in finance charge revenue and commissions through Medical Brokers, Inc. ("MBI"), respectively.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased $25.1 million, or 118.1%, to negative $3.8 million for the three months ended September 30, 2003 from $21.2 million for the three months ended September 30, 2002. The provision for losses and LAE is net of ceded losses and LAE of $5.0 million and $17.7 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in net loss and LAE for the three months ended September 30, 2003 was composed of decreases in direct, assumed and ceded losses and LAE incurred of $36.9 million, $0.9 million and $12.7 million, respectively. The net decrease largely resulted from the reduction in net earned premium in the third quarter of 2003 compared to 2002.

UNDERWRITING EXPENSES. Underwriting expenses decreased $1.7 million, or 28.4%, to $4.3 million for the three months ended September 30, 2003 from $6.0 million for the three months ended September 30, 2002. The net decrease for the quarter ended September 30, 2003 primarily results from the effects of discontinued insurance operations, with reduced commissions, premium taxes and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002. The ratio of underwriting expenses to net premiums earned was 215.5% for the three months ended September 30, 2003, compared to 25.2% for the same period in 2002. The increase in 2003 reflects decreased earned premium in 2003 due to the Company's cessation of writing or renewing policies during 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts decreased $4.5 million, or 47.8%, to $5.0 million for the three months ended September 30, 2003 from $9.5 million for the three months ended September 30, 2002. The decrease in funds held charges was due to a decrease of $87.5 million in the funds held liability from September 30, 2002. The funds held liability decrease was due to the commutation of the 1993 and 1994 aggregate reinsurance treaties and ceded paid losses applied to the other treaty years. In addition, funds held charges for the three months ended September 30, 2002 contained $3.9 million in retroactive charges associated with an increase in prior years' ceded loss and LAE reserves.

Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $0.4 million, or 72.3%, to $0.2 million for the three months ended September 30, 2003 from $0.6 million for the three months ended September 30, 2002. This net decrease results primarily from the sale of substantially all of the net assets of the Company's leasing operations, effective April 30, 2002.

INCOME TAX PROVISION (BENEFIT). Income taxes increased approximately $1.7 million to a tax provision of $1.7 million for the three months ended September 30, 2003, resulting in a 19.3% effective tax rate, compared to an income tax expense of $0 and an effective tax rate of 0% for the same period in 2002. The income tax provision of $1.7 million in the third quarter of 2003 primarily reflects the change in the deferred tax valuation allowance resulting from changes in deferred taxes on unrealized portfolio gains, as well as the utilization of the Company's net operating loss carryforward.

NET INCOME (LOSS). Net income was $7.0 million for the three months ended September 30, 2003, an increase of $6.1 million, or 694.8%, from $0.9 million for the three months ended September 30, 2002 for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NET PREMIUMS EARNED. Net premiums earned were $29.1 million for the nine months ended September 30, 2003, a decrease of approximately $80.9 million, or 73.5%, from $110.0 million for the nine months ended September 30, 2002. This net decrease consists of a decrease in direct premiums earned of $115.3 million, offset by a decrease in ceded premiums earned of $34.4 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002. The reduction in ceded premiums earned resulted from reduced direct earned premiums during the period as well as additional ceded earned premiums of $13.1 million in the first quarter of 2002 associated with adjustments made to ceded loss and LAE reserves at that time.

Total premiums written were negative $0.7 million for the nine months ended September 30, 2003, a decrease of $100.4 million, or 100.7%, from total premiums written of $99.7 million for the nine months ended September 30, 2002. The decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002. Activity for the nine months ended September 30, 2003 included New Jersey policy cancellations of $4.9 million, somewhat offset by tail coverage premiums written in other states of $3.9 million and other net premiums written of $0.3 million.

NET INVESTMENT INCOME. Net investment income decreased approximately $20.4 million, or 42.4%, to $27.7 million for the nine months ended September 30, 2003, from $48.1 million for the same period in 2002. Average invested assets at amortized cost decreased to approximately $934.4 million for the nine months ended September 30, 2003, compared to approximately $1.17 billion for the same period in 2002. The decrease in net investment income reflects the combined effects of a decline in market yields, a decline in the total invested asset base and an increase in average short-duration investments held during the first nine months of 2003 compared to the same period in 2002.

The average annualized pre-tax yield on the investment portfolio decreased to 3.97% for the nine months ended September 30, 2003, from 5.47% for the same period in 2002. The decrease is primarily due to the reasons set forth above.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains (losses) increased approximately $6.8 million, or 364.4%, to a gain of $4.9 million for the nine months ended September 30, 2003, compared to a net realized investment loss of $1.9 million for the same period in 2002. During the nine months ended September 30, 2003, the Company recorded realized gains of approximately $17.3 million, primarily due to sales of fixed-maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $12.4 million of realized losses. The realized losses included $10.4 million related to other-than-temporary declines in investment values, of which $8.1 million was associated with Conseco/Green Tree Financial corporate bonds and $2.1 million was attributable to collateralized bond obligations. For the nine months ended September 30, 2002, realized gains of $10.0 million were recognized primarily due to sales of fixed-maturity investments, offset by $11.9 million of realized losses related to other-than-temporary declines in investment values, of which $8.6 million was attributable to collateralized bond obligations and $2.6 million was associated with United Airline's corporate bonds.

OTHER REVENUE. Other revenue decreased approximately $0.7 million, or 11.5%, to $5.0 million for the nine months ended September 30, 2003, from $5.7 million for the same period last year. This net decrease is primarily composed of a decrease of approximately $1.4 million due to the sale of substantially all of the assets of the Company's leasing subsidiary, Hamilton National Leasing Corporation ("Hamilton"), effective April 30, 2002, a decrease in finance charge income of approximately $2.6 million resulting from the Company's premium financing program and a decrease of $0.4 million in commissions through MBI, partially offset by increases of $2.2 million associated with management services and related contracts with MIIX Advantage and $2.1 million in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSES (LAE). The provision for losses and LAE decreased $139.8 million, or 88.8%, to $17.7 million for the nine months ended September 30, 2003, from $157.5 million for the nine months ended September 30, 2002. The provision for losses and LAE is net of ceded losses and LAE of $(6.4) million and $50.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in net loss and LAE for the nine months ended September 30, 2003 was composed of decreases in direct, assumed and ceded losses and LAE incurred of $191.2 million, $5.5 million and $56.9 million, respectively, compared to the same period of 2002. The ratio of net losses and LAE to net premiums earned decreased to 60.8% for the nine months ended September 30, 2003 from 143.2% for the same period in 2002.

UNDERWRITING EXPENSES. Underwriting expenses decreased $12.7 million, or 46.2%, to $14.7 million for the nine months ended September 30, 2003, from $27.4 million for the nine months ended September 30, 2002. The net decrease for the first nine months of 2003 primarily resulted from the effects of discontinued insurance operations, with reduced commissions, premium taxes and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002. The ratio of underwriting expenses to net premiums earned was 50.5% and 24.9% for the nine months ended September 30, 2003 and 2002, respectively. The increased expense ratio in 2003 reflects the Company's cessation of writing or renewing policies during 2002.

FUNDS HELD CHARGES. Funds held charges decreased $17.1 million, or 53.9%, to $14.7 million for the nine months ended September 30, 2003, from $31.8 million for the nine months ended September 30, 2002. The decrease primarily relates to adjustments to ceded loss and LAE reserves recorded in the first and third quarters of 2002 that resulted in additional ceded premiums earned and produced $12.2 million of additional funds held charges in those quarters. In addition, the funds held liability decreased by $87.5 million from September 30, 2002, due to the commutation of the 1993 and 1994 aggregate reinsurance treaties, along with ceded paid loss amounts applied to the other treaty years.

OTHER EXPENSES. Other expenses decreased $1.7 million, or 72.0%, to $0.6 million for the nine months ended September 30, 2003, from $2.3 million for the same period in 2002. The net decrease is primarily due to the sale of substantially all of the assets of Hamilton, the Company's leasing subsidiary, effective April 30, 2002.

RESTRUCTURING CHARGE. The Company announced, in March, 2002, its intention to place all operations of LP&C into runoff and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis. No similar event occurred in the nine months ended September 30, 2003.

INCOME TAX PROVISION (BENEFIT). Income taxes increased approximately $8.8 million to a tax benefit of $2.6 million for the nine months ended September 30, 2003, resulting in an effective tax rate of (13.8)%, compared to a tax benefit of $11.4 million, and an effective tax rate of (19.1)% for the same period in 2002. The income tax benefit of $2.6 million for the first nine months of 2003 primarily reflects the change in the deferred tax valuation allowance resulting from changes in deferred taxes on unrealized portfolio gains, as well as the utilization of the Company's net operating loss carryforward.

CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE, NET OF TAX. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized as an expense, but instead reviewed and tested for impairment under a fair value approach. The cumulative effect of adopting SFAS No. 142 was a charge of $2.4 million on January 1, 2002.

NET INCOME (LOSS). Net income was $21.7 million for the nine months ended September 30, 2003, an increase of $72.3 million from a net loss of $50.6 million for the nine months ended September 30, 2002 for the reasons discussed above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $859.8 million at September 30, 2003 and $1,061.0 million at December 31, 2002. The net decrease of $201.2 million largely resulted from the sale of fixed-maturity investments to meet accelerating claims settlements.

Fixed-maturity investments available for sale at fair value, including short-term investments, were $839.1 million, or 99.6% of the investment portfolio of the Company as of September 30, 2003. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by independent rating agencies, while the portfolio effective duration was 3.4 years.

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE TREATIES. Gross unpaid losses and LAE were $920.1 million at September 30, 2003 and $1,151.6 million at December 31, 2002. The net decrease in unpaid losses and LAE reserves was primarily attributable to claims paid activity. Reinsurance recoverable on unpaid losses and LAE was $335.6 million at September 30, 2003 and $457.0 million at December 31, 2002. The net decrease in reinsurance recoverable is primarily attributable to increases in ceded loss and LAE collection from reinsurers and a decrease in ceded loss and LAE reserves. Substantially all of the reinsurance recoverables at September 30, 2003 are collateralized by the funds held under reinsurance treaties and letters of credit.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $55.8 million at September 30, 2003 and $41.3 million at December 31, 2002. The net increase of $14.5 million consisted of net income of $21.7 million, a change in unrealized net depreciation of investments of $7.5 million and $0.3 million resulting from treasury stock activity associated with net stock purchase and loan and unearned stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Its principal sources of funds are dividends and other permissible payments from its subsidiaries and revenues from non-insurance operations. MIIX is restricted by state regulation as to any dividends it can declare without the consent of the New Jersey Department in accordance with the letter agreement of February 19, 2003 and the Order of May 1, 2003. The Company's other insurance subsidiaries are subject to similar provisions and restrictions. Both The MIIX Group and the Company's non-insurance subsidiary are also restricted from paying dividends until all amounts owed to the insurance subsidiary are paid. No significant amounts are currently available for payment of dividends by the Company's other insurance subsidiaries without prior approval of the applicable insurance department. During the first quarter of 2002, the New Jersey Department approved a $2.1 million dividend payment from MIIX to The MIIX Group. However, The MIIX Group does not expect that MIIX will have the ability to declare and pay dividends to The MIIX Group to meet its operating needs, except to the extent that the New Jersey Department specifically approves dividend payments in the future. However, the agreement of February 19, 2003 and the Order of May 1, 2003 do permit the subsidiaries to remit funds to the holding company to facilitate payment of the holding company's routine operating expenses. See "Risks and Uncertainties."

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

The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance and revenues from non-insurance operations. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow used by operating activities were approximately $212.4 million and $138.8 million for the nine months ended September 30, 2003 and 2002, respectively, and $180.6 million for the year ended 2002. The decrease in cash flow during this period was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business, acceleration of claims settlements in New Jersey and Pennsylvania, the settlement of a few higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. Because the Company ceased writing insurance policies, cash flow is expected to decrease substantially. See "Risks and Uncertainties." As noted elsewhere in this Report, the sufficiency of the Company's cash flows to sustain its operations is dependent on a number of uncertain factors; investment income and claims experience are among the most important of these factors.

The Company's investments consist primarily of fixed-maturity securities. The Company's current investment strategy seeks to maximize after-tax income through a high quality, diversified, duration-sensitive, taxable bond portfolio, while maintaining an adequate level of liquidity. The Company plans to continue this strategy. At September 30, 2003, the portfolio has an average credit quality of "AA," an average duration of 3.4 years and an annualized yield of 4.1%.

The Company held collateral of $243.9 million and $332.7 million at September 30, 2003 and December 31, 2002, respectively, in the form of funds held and $159.5 million at September 30, 2003 and December 31, 2002 in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that the Company is obligated to accept. For contract years beginning November 1, 2000 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 2000, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. As of September 30, 2003, no funds withheld balances were below $500,000 or in a loss position. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

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

During the nine month period ended September 30, 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29. During the nine months ended September 30, 2003, 38,671 options were cancelled and 0 options were exercised. During the nine months ended September 30, 2003, a former officer tendered 8,922 shares of The MIIX Group common stock and reduced the stock purchase and loan balance to $0. All transactions were recorded at the fair value of The MIIX Group common stock on the effective dates of the transactions.

RISKS AND UNCERTAINTIES

As a result of the events described above under the caption "Recent Developments," the Company is subject to a number of risks and uncertainties. Some of the most obvious are the following:

RISK OF INCREASED SUPERVISION. The Company recorded an adjustment of $20.5 million to net loss and LAE reserves at December 31, 2002. While the Company's reserves were not adjusted in the first three quarters of 2003, the effect of the December 31, 2002 reserve adjustment was to further erode MIIX's total adjusted capital to $18.7 million, which is substantially below the Mandatory Control Level specified in the New Jersey statutes. At the Mandatory Control Level, the Insurance Commissioner of the New Jersey Department is authorized to place MIIX in supervision, rehabilitation or liquidation, which could cause the Commissioner to require payment of any monies owed to MIIX by its affiliates and, depending on the circumstances of the affiliate at the time, could possibly result in the insolvency of an affiliate. The New Jersey Department has already established limitations on the operations of MIIX in a letter agreement of February 19, 2003, as well as in an Order of May 1, 2003. If the Company is required at year-end 2003 to record significant additional net loss and LAE reserve adjustments, the New Jersey Department may take additional regulatory action by placing the Company under more stringent supervision, which could result in the inability of MIIX to continue to operate. Notwithstanding our current arrangements with the New Jersey Department, the New Jersey Department has the power to revisit these arrangements at any time and, should it exercise its power and increase its level of supervision, the Company could be materially adversely affected.

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

INVESTMENT RISK. A significant portion of the Company's assets are invested in fixed-maturity investments. The Company manages its portfolio through three independent investment advisors and has a relationship with an investment consulting firm. The Company is exposed to all of the risks of the capital markets, which have been substantial in recent periods because of the general deterioration of those markets as well as increasing volatility in particular sectors. In response to these developments, the Company has modified its investment portfolio to reduce the level of risk to which it is exposed. In the process of this modification, the Company may liquidate securities, sometimes at a loss. Additionally, in past quarters the Company has had to record investment write-downs on certain corporate and structured investments. While the Company continues to monitor these investments, there is a risk additional losses may be incurred. Furthermore, the movement of the Company's investments from instruments believed to be more risky to those believed to be less risky may result in a reduction of the Company's return on investments, and because of the acceleration of claims and increasing claims severity, the Company is retaining an increasing percentage of its investment portfolio in short-duration securities, which are generally yielding less than longer maturities. Even if the Company is able to manage its claims portfolio successfully, deterioration in the Company's investment portfolio or losses incurred in liquidating the portfolio not offset by gains, could result in the Company being subjected to additional regulatory action.

LACK OF MARKET LIQUIDITY. Following delisting from the NYSE, The MIIX Group stock began to trade on the OTC Bulletin Board and in the "pink sheets" maintained by the National Quotation Bureau, Inc. These markets are generally considered to be less efficient and not as liquid as the NYSE. Trading in these markets will likely decrease the liquidity of The MIIX Group's common stock, which could reduce the trading price and increase the transaction costs of trading shares of The MIIX Group's common stock.

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

POTENTIAL IMPACT OF REINSURANCE. The Company has entered into a number of aggregate reinsurance contracts. The contracts in effect provide reinsurance for policies written during 1995 through September 1, 2002 and contain certain provisions related to funds held balances or surplus level that obligate the Company to accept additional reinsurance coverage if the stipulated levels are not maintained. Continued operating losses could result in the Company falling below the stipulated levels and require the Company to accept additional reinsurance coverage. Additional loss and loss reserve adjustments could exceed maximum losses that can be ceded under the terms of the contract in a particular calendar year. The Company would be liable for the full amount of losses and LAE above the maximum covered by the aggregate reinsurance contracts.

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

The Company's investment portfolio at September 30, 2003 is primarily composed of fixed-maturity securities, consisting of 87.2% of total investments at market value. U.S. government bonds represent 20.3%, corporate bonds represent 31.7% and mortgage-backed and asset-backed securities represent 35.2% of fixed-maturity investments. Short-term investments represent 12.5% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.3%.

At September 30, 2003, the Company had net unrealized gains on its fixed-maturity investment portfolio of $12.0 million. The net unrealized gains of $12.0 million on the fixed-maturity portfolio represented 27.5% of total stockholders' equity gross of net unrealized gains on investments. At December 31, 2002, the Company had net unrealized gains on its fixed-maturity investment portfolio of $17.3 million.

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

ITEM 4.       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including The MIIX Group's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of The MIIX Group's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective. There have been no significant changes in The MIIX Group's internal control over financial reporting during the period ended September 30, 2003 that have materially affected, or that are reasonably likely to materially affect, The MIIX Group's internal control over financial reporting.

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

GLASSER V. THE MIIX GROUP, INC., ET AL. On February 5, 2003, a shareholder of the Company instituted a putative class action in the United States District Court for the District of New Jersey against the Company, present and former directors and officers of the Company, Medical Society of New Jersey ("MSNJ") and Fox-Pitt Kelton, Inc., which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage contracts and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. On May 13, 2003, another shareholder of the Company instituted a separate putative class action in the United States District Court for the District of New Jersey (Wasserstrum v. The MIIX Group, Inc., et al.) against the Company and certain of its officers alleging securities fraud. The law firms representing plaintiffs in the two actions agreed to consolidate the plaintiffs' claims against the Company. On August 12, 2003, a Consolidated Amended Complaint ("Complaint") was filed by the plaintiffs against the Company, present and former directors and officers of the Company and MSNJ alleging securities fraud based on alleged misrepresentations and omissions of material fact in various SEC filings by the Company concerning the Company's financial condition, its statement of reserves, the pricing of its policies, the MIIX Advantage contracts and other matters. The Complaint seeks certification of a plaintiff class of the Company's shareholders from July 30, 1999 to September 12, 2002 and unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. On October 21, 2003, the Company filed a motion to dismiss the Complaint which is currently pending. The Company intends to vigorously defend the consolidated action.

The outcome of the consolidated action could have a material adverse effect on the Company's financial condition and results of operations.

FOX-PITT KELTON V. THE MIIX GROUP, INC. On February 10, 2003, Fox-Pitt Kelton ("FPK"), which had been engaged as financial advisor to the Company, instituted suit against the Company in the Supreme Court of New York to recover fees allegedly due from the Company as a result of the investment banking services it rendered in connection with the Company's efforts to dispose of assets or obtain capital and the agreements entered into between the Company and MIIX Advantage. FPK has filed a motion for summary judgment in its favor which is now pending decision before the court.

The Company and external counsel believe the Company has valid defenses to FPK's claims. The Company intends to vigorously defend the action.

WEISFELD V. THE MIIX GROUP, INC., ET AL. On November 20, 2002, a former executive of the Medical Society of New Jersey ("MSNJ") filed suit in the Superior Court of New Jersey against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include MIIX Group as a defendant, alleging that MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. Motions to dismiss plaintiffs' Amended Complaint were filed by all defendants. By order dated August 19, 2003, the Court granted the defendants' motions to dismiss and the entire Complaint was dismissed with prejudice. On October 2, 2003, plaintiffs filed a notice of appeal of the dismissal of the Complaint with the Superior Court of New Jersey, Appellate Division.

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

                       3.2 Bylaws of The MIIX Group as amended and restated (incorporated by reference to
                                   Exhibit 3.2 filed with the Company's Annual
                                   Report on Form 10-K for the year ended
                                   December 31, 2002, filed on April 1, 2003.)

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


              b.    Reports on Form 8-K

                    1. The Company filed a Current Report under Item 9 on Form 8-K on August 18, 2003, furnishing supplemental financial information, including management's pro forma calculation of the runoff value of the Company.

                    2. The Company filed a Current Report under Item 5 on Form 8-K on September 8, 2003, furnishing a press release that announced the appointment of Scott L. Barbee to the Board of Directors of The MIIX Group, Inc.

                    3. The Company filed a Current Report under Items 7 and 9 on Form 8-K on October 30, 2003, furnishing a press release that announced its financial results for the three and nine months ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE MIIX GROUP, INCORPORATED


                                By: /s/ PATRICIA A. COSTANTE
                                    --------------------------------------------
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)


                                By: /s/ ALLEN G. SUGERMAN
                                    --------------------------------------------
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)


                                Dated:   November 14, 2003