Form 10-K
period 2003-12-31
MIIX GROUP INC
filed 2004-11-22
CIK 1064063

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
    /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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


    ------------------------------------- ------------------------------------
                                          Name of Each Exchange on Which
    Title of Each Class                   Registered
    ------------------------------------- ------------------------------------
    Common Stock, par value
    $0.01 per share                       None
    ------------------------------------- ------------------------------------

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

                                 YES / / NO /X/

        The aggregate market value on October 28, 2004 of the voting stock held by non-affiliates of the registrant was $1,119,474.

        As of October 28, 2004, the number of outstanding shares of the Registrant's Common Stock was 13,993,425.

THE MIIX GROUP, INCORPORATED
2003 FORM 10-K
TABLE OF CONTENTS


PART I   ......................................................................2

ITEM 1.  BUSINESS..............................................................2
ITEM 2.  PROPERTIES...........................................................20
ITEM 3.  LEGAL PROCEEDINGS....................................................20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................21

PART II  .....................................................................21

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..............................................................21
ITEM 6.  SELECTED FINANCIAL DATA..............................................25
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.............................................26
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........38
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................38
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................38
ITEM 9A. CONTROLS AND PROCEDURES..............................................38
ITEM 9B. OTHER INFORMATION....................................................38

PART III .....................................................................38

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................38
ITEM 11. EXECUTIVE COMPENSATION...............................................39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......44
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................49
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................51

PART IV  .....................................................................51

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......51

SIGNATURES....................................................................60

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES..................................F-1

                           FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are based on the Company's estimates and expectations concerning future events and anticipated results and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. In particular, the Company anticipates that its capital reserves and liquidity are insufficient to allow it to continue to operate. This and other risks are set forth in the Company's filings made from time to time with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. The Company's expectations regarding future earnings, wind-down initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and enhancing shareholder value depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

The MIIX Group, Incorporated ("The MIIX Group") was organized as a Delaware corporation in October 1997 and, until September 28, 2004 (see "Subsequent Events" below), was the parent company of a group of medical malpractice insurance and insurance-related subsidiaries. Upon its formation, The MIIX Group succeeded to the business of its predecessor. Until about 1991, the Company's business was based primarily in New Jersey and written through its largest insurance subsidiary, MIIX Insurance Company ("MIIX"). During 1991-2000, the Company expanded to 24 other states, writing through both MIIX and Lawrenceville Property and Casualty Company ("LP&C"). The MIIX Group began operating as a publicly traded company on July 30, 1999.

As a result of net losses reported in 2000 and 2001, the insurance subsidiaries ceased writing new or renewal business in all states by September 1, 2002, consistent with the withdrawal requirements of individual states. By December 31, 2003, all insurance policies written by MIIX had expired.

Since ceasing to write new insurance policies in 2002, the Company's business has consisted principally of managing the runoff of existing claims, the Company's investment portfolio, and the operations of a New Jersey insurance company, MIIX Advantage Insurance Company of New Jersey, which was renamed "MDAdvantage Insurance Company of New Jersey"("MDAdvantage").

For purposes of this Annual Report on Form 10-K, the "Company" refers at all times to The MIIX Group and its subsidiaries, collectively; the term "The MIIX Group" refers at all times to The MIIX Group, Incorporated, excluding its subsidiaries. "MIIX" refers to MIIX Insurance Company. "MIIX Advantage" and "MDAdvantage" both refer to MIIX Advantage Insurance Company of New Jersey, renamed in August 2004 to MDAdvantage Insurance Company of New Jersey. MDAdvantage is not owned by the Company, rather it has a contractual arrangement for its management with New Jersey State Medical Underwriters, Inc. (the "Underwriter"), a subsidiary of The MIIX Group. See Part I, Item 13 of this Form 10-K.

SUBSEQUENT EVENTS. In furtherance of the ongoing monitoring of the runoff of MIIX's insurance operations, the New Jersey Department of Banking and Insurance ("New Jersey Department") appointed an Administrative Supervisor in April 2004. MIIX continued to operate in voluntary solvent runoff until September 28, 2004 when it was placed in rehabilitation by the New Jersey Department. See "Regulation - Order of Rehabilitation" on page 17 of this Form 10-K.

MIIX's excess reinsurance contracts currently in place contain a provision allowing reinsurers to offer additional reinsurance coverage that MIIX is obligated to accept. In September and October 2004, the reinsurers initiated requests for additional premiums in accordance with contract terms. MIIX is without sufficient surplus to purchase the requested coverage. See "Reinsurance - Reinsurance Ceded."

During the summer of 2004, the Company retained financial advisors to assist in exploring all of its alternatives. In connection with that exploration, the financial advisors have contacted more than 50 prospective purchasers of assets of MIIX or investors in MIIX. As a consequence of that effort, the Company has received one indication of interest from MDAdvantage to acquire certain assets of the Underwriter and one additional possible offer. The Company is proceeding to negotiate with MDAdvantage the documentation relating to a possible sale of the Underwriter's assets, subject to the receipt of all necessary approvals and "higher or better offers" prior to closing. The Company is also continuing to seek other buyers for its assets. Lawrenceville Re, Ltd. ("Lawrenceville Re") is the sole remaining operating asset of the Company, and it has minimal activity. The Company anticipates that its current cash position will not allow it to continue to operate and that it will be required to wind up its business.

Significant aspects of the description of the Company's business contained in this report are historical in nature and are not necessarily reflective of the Company's current activities.

OVERVIEW

HISTORY OF BUSINESS

Medical professional liability insurance, also known as medical malpractice insurance, insures the physician, other medical professionals or health care institutions against liabilities arising from the rendering, or failure to render, medical professional services. Under the typical medical professional liability policy, the insurer also is obligated to defend the insured against alleged claims.

The Company had total revenues and a net loss of $15.4 million and $314.7 million, respectively, in 2003, total revenues and a net loss of $165.0 million and $116.0 million, respectively, in 2002 and total revenues and a net loss of $233.3 million and $157.6 million, respectively, in 2001. As of December 31, 2003, the Company had total assets of $1.3 billion and a deficiency in total stockholders' equity of $(278.5) million.

RESERVE ADJUSTMENTS

In 2001 and 2002, prior year gross loss and Loss Adjustment Expense ("LAE") reserves were adjusted by $117.9 million and $161.2 million, respectively, to reflect adverse development on several lines of business including New Jersey and other states' physicians, Pennsylvania hospitals and hospital excess. The adjustments were related to increases in severity and frequency. These trends continued in 2003 and were complicated by acceleration in the claims process attributable to tort and judicial reform in Pennsylvania and New Jersey and the impact of MIIX and LP&C entering voluntary solvent runoff in 2002. Loss and LAE reserves for 2003 were established by the Company as a result of an internal actuarial review, an external opining actuarial review and an external actuarial review performed in conjunction with the filing of MIIX's Annual Audited Statutory Financial Statements ("Audited Report"). As a result of these reviews, prior year gross loss and LAE reserves were increased by $353.0 million. The increase was attributable to adverse development and increased severity in the New Jersey and Pennsylvania physician and hospital excess lines of business.

As of December 31, 2003, MIIX's Total Adjusted Capital, as filed in its Audited Report, was a deficit of $(305.6) million, which is below the Mandatory Control Level. MIIX continued to operate in voluntary solvent runoff until September 28, 2004 when the State of New Jersey entered an Order of Rehabilitation of MIIX. See "Regulation - Order of Rehabilitation." Additionally, MIIX completed the merger of LP&C into MIIX on December 31, 2003.

As a result of the losses occurring in 2001 and 2002, the Company's various insurance subsidiaries were required by the New Jersey Department and other applicable state regulatory bodies to cease writing insurance by September 1, 2002. As a result, the Company's business activities since that date have been limited to managing claims, managing its investment portfolio and, through its underwriting subsidiary, providing claims management and underwriting and related services to MIIX and MDAdvantage. By December 31, 2003, all insurance policies written by the Company had expired.

OTHER RECENT DEVELOPMENTS:  2003-2004

Primarily as a result of the dramatic increases in reserves over the past three years, the Company has experienced a number of adverse developments. The following are among the most significant.

During 2003, MIIX entered into an Order with the New Jersey Department that set forth the framework for the regulatory monitoring of MIIX and established certain operating limitations on MIIX. On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX into rehabilitation. See "Regulation
- Order of Rehabilitation" on page 17 of this Form 10-K.

The trading of The MIIX Group's common stock was suspended at the opening of business on April 28, 2003 by the New York Stock Exchange ("NYSE") because The MIIX Group was "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The MIIX Group's common stock now trades on the Over-The-Counter ("OTC") Bulletin Board under the ticker symbol "MIIX." See "Risks and Uncertainties."

During 2002, the Company engaged financial advisors to assist it in obtaining offers for the Company's assets. No viable offers to make a significant investment in the Company or to purchase all of the Company were received. In 2004, the Company engaged additional financial advisors to assist it in exploring all available alternatives, and the Company continues to be interested in entertaining any and all offers by any interested parties for its assets and/or for investment in the Company. In connection with that exploration, the financial advisors have contacted more than 50 prospective purchasers of assets of the Company or investors in the Company. As a consequence of that effort, the Company has received one indication of interest from MDAdvantage to acquire certain assets of the Underwriter and one additional possible offer. The Company is proceeding to negotiate with MDAdvantage the documentation relating to a possible sale of the Underwriter's assets, subject to the receipt of all necessary approvals and "higher or better offers" prior to closing. The Company is also continuing to seek other buyers for its assets.

CLAIMS

Although entry of the Order of Rehabilitation for MIIX on September 28, 2004, gave the New Jersey Department authority over claims, the Company's Claims Department was responsible for claims investigation, establishment of appropriate case reserves for loss and Allocated Loss Adjustment Expense ("ALAE"), defense planning and coordination, supervision of attorneys engaged by the Company to defend a claim and negotiation of the settlement or other disposition of a claim at December 31, 2003. All of the Company's primary policies require it to defend its insureds. Medical malpractice claims often involve the evaluation of highly technical medical issues, severe injuries and conflicting medical opinions. In almost all cases, the person bringing the claim against the insured is already represented by legal counsel when the claim is reported to the Company.

Litigation defense has historically been provided almost exclusively by private law firms with lawyers whose primary focus is defending malpractice cases.

LOSS AND LAE RESERVES

As discussed above, the Company has recorded substantial increases in its loss and LAE Reserves in each of the past three years. In consequence, the Company ceased writing medical malpractice insurance in New Jersey as of September 1, 2002, and in all other states in accordance with their respective specific requirements. In September 2004, MIIX was determined by the New Jersey Department to be in hazardous financial condition, and on September 28, 2004, an Order of Rehabilitation was entered with respect to MIIX. The discussion that follows summarizes the methodology employed by the Company in establishing loss and LAE reserves and some of the adverse developments experienced by the Company over the past few years.

Loss reserves recorded by the Company include estimates of amounts to be paid for losses and for LAE. LAE consists of two types of costs, ALAE and Unallocated Loss Adjustment Expenses ("ULAE"). ALAE are settlement costs that can be allocated to a specific claim such as attorney fees and court costs. ULAE consists of costs that are general in nature and cannot be allocated to any specific claim, including mainly salaries and overhead associated with the Company's Claims Department. ULAE reserves recorded by the Company represent management's best estimate of the internal costs necessary to settle all incurred claims, including Incurred But Not Reported ("IBNR") claims.

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

There are significant uncertainties in estimating ultimate losses in the casualty insurance business. The uncertainties are even greater for companies writing long-tail casualty insurance, such as medical malpractice insurance, and in particular the occurrence-like coverage that make up a substantial portion of the Company's current reserves. These additional uncertainties are due primarily to the longer period of time during which an insured may seek coverage for a claim with respect to an occurrence-like policy as opposed to a claims-made policy. In 2004, the Company is still experiencing development on claims associated with coverage written in the 1970's. With the longer claim reporting and development period, reserves are more likely to be affected by, among other factors, changes in judicial liability standards and interpretation of insurance contracts, changes in the rate of inflation and changes in the propensities of individuals to file claims.

These uncertainties inherent in estimating losses have been exacerbated by several factors in the past several years. The Company's entry into runoff in 2002 resulted in a continuous decline of policies in force during 2003, with no policies remaining in force as of December 31, 2003. This caused a significant and continuing decrease in new claim reports as well as an overall significant decrease in total pending claims. The decreased pending claims, and especially the decreased new claim reports, which consumed disproportionately longer set-up time, have allowed a greatly increased time for each claim handler to work on existing claims. This has resulted in an acceleration in the setting up of case reserves, departing significantly from the historic patterns the Company has relied upon to estimate future development and IBNR.

Simultaneously, significant changes in the litigation environment in New Jersey, which represents approximately 50% of the Company's reserves, resulted in faster processing of claims and a corresponding acceleration in case reserving. The court system in New Jersey instituted its "Best Practices" initiative in September 2000 which was intended to speed cases through the courts. This initiative has substantially speeded up trials in New Jersey and thus has affected the entire claims management process. In June 2003, the courts issued a public report stating that the court system in New Jersey had reached its lowest level of backlogged cases since 1980.

As a result of these various uncertainties, estimates reflected in earlier loss reserves may be revised, as has been the case in each of the past three years.

METHODOLOGIES. The Company sets and adjusts financial statement loss and LAE reserves beginning with the claims adjudication process. Claims examiners establish case reserves by a process that includes extensive development and use of statistical information that allows for comparison of individual claim characteristics against historical patterns and emerging trends. This process also provides critical information for use in establishing the IBNR component of the financial statement reserves.

The determination of loss and LAE reserves involves the projection of ultimate loss and ALAE through various actuarial techniques, including:

        o       Incurred Development Method
        o       Berquist-Sherman Method
        o       Bornhuetter-Ferguson Method
        o       Frequency-Severity Method
        o       ALAE-to-Indemnity Ratio Method
        o       Audit Method

ULAE reserves are projected through a Paid-to-Paid Ratio Method.

A brief description of each of these methods follows:

        o Incurred Development Method: Historical patterns of loss and ALAE emergence are observed and selections of period-to-period development factors are made to estimate the relative development within a Coverage Year from one maturity point to the next. These selected factors are applied to the latest reported incurred loss and ALAE amounts for each Coverage Year. This method is used mainly for relatively mature Coverage Years.
        o Berquist-Sherman Method: Changing conditions in the claim management process can cause significant distortions in reserve projections. The Berquist-Sherman Method adjusts the historical data to the conditions inherent in the most recent data. This allows selections of period-to-period development factors which take into account the changes in conditions.
        o Bornhuetter-Ferguson Method: This method relies on the assumption that the remaining unreported loss and ALAE amounts are a function of the total expected amounts rather than a function of the latest reported incurred loss and ALAE amounts. Expected future development amounts are added to current reported incurred loss and ALAE amounts for each Coverage Year. The expected future development amounts for each Coverage Year are derived by multiplying an a-priori expected ultimate loss and ALAE amount by the estimated percentage of ultimate loss and ALAE unreported, to date. This percentage is based on the factors selected within the Incurred Development Method. The a-priori expected ultimate loss and ALAE amount is derived via either of two approaches: (1) it is assumed to match the prior quarter's selected ultimate loss and ALAE amount; or (2) it is based upon a more mature Coverage Year's selected ultimate loss and ALAE amount as a ratio to earned premium, the current Coverage Year's earned premium and estimated effects of rate and mix-of-business differences between the more mature and current Coverage Years. This method is used mainly for relatively immature Coverage Years.
        o Frequency-Severity Method: Ultimate reported claim counts and ultimate average loss and ALAE per claim are projected separately, and then multiplied together. Ultimate claim counts are derived in a manner similar to the Incurred Development Method; however, the implied ultimate claim counts are analyzed as ratios to exposure level to achieve implied frequencies. Final frequencies are selected judgmentally and multiplied by the exposure measure to obtain final ultimate reported claim counts. Ultimate average loss and ALAE per claim are derived through curve-fitting techniques in which the a-priori parameters are the estimated ultimate reported claim counts and ultimate loss and ALAE amounts achieved via another method. Selected curve fits are extrapolated to more recent Coverage Years for which credible severity information may not yet exist. This method is used mainly for relatively immature Coverage Years.
        o ALAE-to-Indemnity Ratio Method: This method is only used to estimate ultimate ALAE amounts when loss and ALAE are projected independently. Both ALAE and indemnity amounts must have been projected to ultimate using other methodologies. Then ratios of (ultimate ALAE)-to-(ultimate indemnity) are calculated for each Coverage Year, and appropriate ratios are judgmentally selected for each year. More mature Coverage Years serve as a basis for the selections in immature years. Then, the selected ratios are multiplied by the ultimate indemnity amounts. This method is used mainly for relatively immature Coverage Years.
        o Audit Method: Claims personnel review individual claims and estimate their ultimate loss and ALAE amounts based on their specific characteristics. This method is mainly used for segments of the business with low frequency and high severity exposures.
        o       Paid-to-Paid Ratio Method: Historical ratios of (paid
                ULAE)-to-(paid indemnity and ALAE) are calculated and serve as a basis for the judgmental selection of a corresponding ratio to be expected in the future. This ratio is applied to the estimated indemnity and ALAE reserves.

RESERVES BY POLICY TYPE AND YEAR. The Company also reserves by policy type and by year. In addition to claims-made insurance coverage, the Company offered traditional occurrence professional liability insurance coverage from 1977 through 1986 and offered a form of occurrence-like coverage, "modified claims-made," from 1987 to August 31, 2002. The Company's modified claims-made policy was the Permanent Protection Policy ("PPP"). Under the PPP, coverage was provided for claims reported to the Company during the policy period arising from incidents since inception of the policy. The PPP included "tail coverage" for claims reported after expiration of the policy for occurrences during the policy period, and thus was reserved on an occurrence basis. As displayed in the table below, loss and LAE reserves carried for PPP policies and traditional occurrence professional liability policies constituted approximately 67% of the gross loss and LAE reserves at December 31, 2003.

The following table provides a summary of gross loss and LAE reserves by policy type.

                                  Gross Loss and Loss Adjustment Expense Reserves by Policy Type
                                                          (In thousands)

                                              Professional Liability
                              ---------------------------------------------------
                                Occurrence/        % of        Claims       % of                    % of       Total Gross
                              Occurrence-Like      Total        Made        Total       Other       Total        Reserves
                              ---------------      -----      --------      -----      -------      -----      -----------
Gross Reserves Held as of:
December 31, 2001                $832,290          69.5%      $357,495      29.9%       $7,213       0.6%      $1,196,998
December 31, 2002                 750,175          65.1%       395,774      34.4%        5,686       0.5%       1,151,635
December 31, 2003                 812,527          66.7%       401,564      32.9%        4,866       0.4%       1,218,957

As displayed in the above table, the proportion of the gross loss and LAE reserves held on claims-made medical professional liability policies has grown from 29.9% of total gross loss and LAE reserves held at December 31, 2001 to 32.9% at December 31, 2003. This has primarily been the result of the Company's claims-made policy form writings during 1997 through 2002. New Jersey Physician business was primarily written under the occurrence-like PPP policy. The majority of policies sold in other states were claims-made.

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


                                   Components of Gross Loss and Loss Adjustment Expense Reserves
                                                            (In thousands)


                                Loss and                   Loss and                                             Total
                                ALAE Case      % of        ALAE IBNR      % of          ULAE        % of        Gross
                                Reserves       Total       Reserves       Total       Reserves      Total      Reserves
                                ---------      ------      ---------      ------      --------      -----     ----------
Gross Reserves Held as of:
December 31, 2001                $429,493       35.9%       $719,268       60.1%      $48,237        4.0%     $1,196,998
December 31, 2002                 436,873       37.9%        696,287       60.5%       18,475        1.6%      1,151,635
December 31, 2003                 463,686       38.0%        737,070       60.5%       18,201        1.5%      1,218,957

The Company issued occurrence policies since 1977 and occurrence-like PPP policies since 1987. There is a significant lag in reporting of incidents or occurrences inherent in the medical malpractice insurance industry. As a result the Company continues to adjust open claims that are associated with coverage written in the 1970's.

The following table illustrates the amount and percentage of gross loss and LAE reserves held by the Company at December 31, 2003 categorized by year.


        Gross Loss and Loss Adjustment Expense Reserves By Coverage Year
                             As of December 31, 2003
                                 (In thousands)

Coverage Year                                    Gross Reserves     % of Total
----------------------------------------------   --------------    ------------

1977-93.....................................     $     54,046           4.4%
1994........................................           22,686           1.9%
1995........................................           24,410           2.0%
1996........................................           48,590           4.0%
1997........................................           65,042           5.3%
1998........................................          127,485          10.5%
1999........................................          173,043          14.2%
2000........................................          219,946          18.0%
2001........................................          264,136          21.7%
2002........................................          186,341          15.3%
2003........................................           33,232           2.7%
                                                 ------------         ------
Total Gross Reserves held by the Company....     $  1,218,957         100.0%
                                                 ============         ======

As shown in the above tables, at December 31, 2003, approximately 67% of gross reserves are occurrence based; over 60% of gross reserves are IBNR reserves, and approximately 72% of gross reserves relate to the most recent five coverage years, which are the most immature (and, therefore, most subject to variability) in terms of loss development.

Activity in the liability for unpaid losses and LAE gross of reinsurance is summarized as follows:

                                                            Years Ended December 31,
                                                     --------------------------------------
                                                       2003           2002           2001
                                                     --------       --------       --------
                                                                 (In thousands)
Balance at January 1, gross of reinsurance
  recoverable...................................   $1,151,635     $1,196,998    $1,142,530

Incurred related to:
     Current year...............................       33,582        150,612       230,399
     Prior years................................      352,983        161,207       117,881
                                                   ----------     ----------    ----------
Total incurred..................................      386,565        311,819       348,280
                                                   ----------     ----------    ----------
Paid related to:
     Current year...............................          350          2,648         2,570
     Prior years................................      318,893        354,534       291,242
                                                   ----------     ----------    ----------
Total paid......................................      319,243        357,182       293,812
                                                   ----------     ----------    ----------
Balance at December 31, gross of reinsurance
  recoverable...................................    1,218,957      1,151,635     1,196,998
Reinsurance recoverable.........................      425,785        457,005       463,275
                                                   ----------     ----------    ----------
Balance at December 31, net of reinsurance......   $  793,172     $  694,630    $  733,723
                                                   ==========     ==========    ==========

The Company increased prior year gross reserves by $353.0 million, $161.2 million and $117.9 million during 2003, 2002 and 2001, respectively. Notwithstanding management's analysis and determination in setting its best estimate of aggregate reserves reported in the financial statements, which may or may not require adjustments to aggregate prior year reserves, management regularly evaluates, and adjusts when appropriate, its estimates of coverage year ultimate losses and LAE. Accordingly, reserves established for losses and LAE on individual coverage years may experience greater volatility than aggregate reserves reported in the Company's financial statements. Individual coverage year reserves cover a smaller amount of business over a shorter period of time than do the aggregate reserves, which are an accumulation of reserves pertaining to all coverage years. Estimated ultimate losses and LAE associated with individual coverage years were adjusted in 2003, 2002 and 2001. The following table presents the estimated ultimate losses and LAE gross of reinsurance (including changes in such estimates) by coverage year:

                                                      Coverage Year Development
                                                           (In thousands)

                                                                                                    Changes in Estimated
                                                                                                   Ultimate Losses and LAE
                                                       Estimated Ultimate                            for the Years Ended
                                               Losses and LAE as of December 31,                         December 31,
                                    ----------------------------------------------------     --------------------------------------
Coverage Year                           2000          2001           2002          2003          2001          2002         2003
-------------                       ----------    ----------    ----------    ----------     ---------     ---------     ---------
1993 and Prior                      $1,330,901    $1,332,284    $1,336,850    $1,360,565     $   1,383     $   4,566       $23,715

1994                                   143,651       152,787       159,170       168,681         9,136         6,383         9,511
1995                                   155,128       156,665       163,978       170,515         1,537         7,313         6,537
1996                                   179,902       186,510       217,126       238,018         6,608        30,616        20,893
1997                                   205,156       226,797       235,972       255,709        21,641         9,175        19,737
1998                                   242,349       278,821       303,113       339,270        36,472        24,292        36,156
1999                                   307,246       332,052       358,724       414,796        24,806        26,672        56,071
2000                                   276,261       292,559       321,075       374,179        16,298        28,516        53,104
2001                                                 230,399       254,073       330,614                      23,674        76,541
2002                                                               150,612       201,329                                    50,717
2003                                                                              33,582                                    33,582
                                    ----------    ----------    ----------    ----------     ---------     ---------      --------
Total Estimated Ultimate Losses
and LAE                              2,840,594     3,188,874     3,500,693     3,887,258     $ 117,881     $ 161,207      $386,565
                                                                                             =========     =========      ========
Less:  Total Paid Loss and LAE       1,698,064     1,991,876     2,349,058     2,668,301
                                    ----------    ----------    ----------    ----------
Gross Loss and LAE Reserves at
December 31                         $1,142,530    $1,196,998    $1,151,635    $1,218,957
                                    ==========    ==========    ==========    ==========

2001, 2002, 2003 ADJUSTMENTS. In 2001 and 2002, prior year gross loss and LAE reserves were adjusted by $117.9 million and $161.2 million, respectively, to reflect adverse development on several lines of business including New Jersey and other states' physicians, Pennsylvania hospitals and hospital excess. The adjustments were related to increases in severity and frequency.

Specific factors noted in management's actuarial analysis giving rise to the coverage year reserve development in 2001 included the following: overall reserves across all coverage years were significantly adjusted to reflect increased loss severity seen during 2001. Claims were adjudicated or settled at higher values than the Company had previously experienced. This increase in severity was seen primarily in the Company's Pennsylvania institutions' book, and, to a lesser degree, in the Company's core New Jersey physician book, as well as in the physician business in many other states, including, most particularly, Pennsylvania, Texas and Ohio. Development in prior coverage years through 1996 primarily reflects this severity trend in Pennsylvania and New Jersey. Development on coverage years 1997 through 2000 was primarily composed of increases to Pennsylvania physician and institutional reserves as well as increases to reserves on physician business in states outside of New Jersey and Pennsylvania. The increases to reserves held on business outside of New Jersey and Pennsylvania reflected increased severity as well as, to a lesser extent, greater than previously anticipated loss frequency.

Specific factors in management's actuarial analysis giving rise to the coverage year development in 2002 were increased loss severity, re-underwriting initiatives undertaken by the Company since 1999 and the acceleration of claim reporting, settlement and payments experienced by the Company during 2002.

The continued increase in severity of claims was particularly noted in the physician book in Texas, Ohio and New Jersey, and in the hospital book in Pennsylvania and all other markets in 2002. The majority of the adverse development in all markets was observed in coverage years prior to 2000. A significant acceleration of claim reporting was observed in the first half of 2002 in Pennsylvania attributable to a rush to file suits ahead of pending tort reform legislation in this state. The Pennsylvania book also showed indications of acceleration of the claim settlement process, which the Company believes is attributable to its runoff status, lifting of stays that had delayed many cases and general efforts by the Pennsylvania court system to clear the backlog of cases. The New Jersey physician book showed significant acceleration in the claim settlement process in the latter half of the year with claim settlement rates in some of the older coverage years (1998 and prior) at 100% or more above expected levels. The

Company believes the acceleration in New Jersey is attributable to its runoff status, as well as the continued effects of the "Best Practices" initiative mandated by the New Jersey Supreme Court in September 2000.

These trends continued in 2003 and were complicated by acceleration in the claims process attributable to tort and judicial reform in Pennsylvania and New Jersey and the impact on the internal claim process of the Company entering voluntary solvent runoff in 2002. After extensive analyses, the Company's prior year gross loss and LAE reserves were adjusted by $353.0 million for 2003. The increase was primarily attributable to adverse development and increased severity in New Jersey and Pennsylvania physician lines of business and the hospital excess lines in all jurisdictions.

The 2003 adjustments were established as a result of an extensive process, which included an internal actuarial review of data valued at September 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004, an external opining actuarial review of data valued at September 30, 2003, December 31, 2003 and June 30, 2004 and an external actuarial review performed in conjunction with filing MIIX's Audited Report.

The reason for the extensive actuarial analyses on multiple quarters of data was to determine how much of the development in the loss experience of the Company from quarter to quarter was attributable to acceleration in the claim handling process and environment as opposed to adverse development in terms of increased severity.

Management and 2 external actuarial analyses concur that there is acceleration in the development of the Company's data. Determining, however, what portion is acceleration versus adversity is extremely difficult. Management sought out multiple actuarial reviews over four successive quarters of development data to evaluate the volatile data. The extreme uncertainty in the data and analyses has been the result of several factors.

The Company's entry into runoff in 2002 resulted in a continuous decline of policies in force during 2003, with no policies remaining in force as of December 31, 2003. This caused a significant and continuing decrease in new claim reports as well as an overall significant decrease in total pending claims. The decreased pending claims and especially the reduced new claim reports, which consumed a disproportionately longer time to initially set up, have allowed greatly increased time for each claim handler to work on existing claims. This has resulted in an acceleration in the setting up of case reserves, departing significantly from the historic patterns the Company has relied upon to estimate future development and IBNR.

Simultaneously, significant changes in the litigation environment in New Jersey, which represents approximately 50% of the Company's reserves, resulted in the faster processing of claims and a corresponding acceleration in case reserving. The court system in New Jersey instituted its "Best Practices" initiative in September 2000, which was intended to speed cases through the courts. This initiative has substantially speeded up trials in New Jersey and, thus, has affected the entire claims management process. In June 2003, the courts issued a public report stating that the court system in New Jersey had reached its lowest level of backlogged cases since 1980.

On a net of reinsurance basis, the activity in the liability for unpaid losses and LAE is summarized as follows:

                                                               Years Ended December 31,
                                                      -------------------------------------------
                                                         2003             2002             2001
                                                      ---------        ---------        ---------
                                                               (In thousands)
Balance at January 1, net of
  reinsurance recoverable..........................  $  694,630       $  733,723       $  710,484

Incurred related to:
     Current year..................................      33,582          146,619          203,975
     Prior years...................................     237,357           49,868           46,793
                                                     ----------       ----------       ----------
Total incurred.....................................     270,939          196,487          250,768
                                                     ----------       ----------       ----------
Paid related to:
     Current year..................................         350            2,648            2,571
     Prior years...................................     172,047          232,932          224,958
                                                     ----------       ----------       ----------
Total paid.........................................     172,397          235,580          227,529
                                                     ----------       ----------       ----------
Balance at December 31, net of
  reinsurance recoverable..........................     793,172          694,630          733,723
Reinsurance recoverable............................     425,785          457,005          463,275
                                                     ----------       ----------       ----------
Balance at December 31, gross of reinsurance.......  $1,218,957       $1,151,635       $1,196,998
                                                     ----------       ----------       ----------

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

The tables reflect the effect of all changes in amounts of prior periods. For example, if a loss determined in 1998 to be $100,000 was first reserved in 1993 at $150,000, the $50,000 redundancy (original estimate minus actual loss) would be included in the cumulative redundancy in each of the years 1993 through 1997 shown below. The tables present development data by calendar year and do not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.


TABLE I.  LOSS AND LAE RESERVES DEVELOPMENT - GROSS


                              1993     1994      1995      1996      1997      1998       1999       2000        2001       2002
                              ----     ----      ----      ----      ----      ----       ----       ----        ----       ----
                                                                         (In thousands)
LOSS AND LAE RESERVES      $667,200  $688,455  $748,660  $795,449  $876,721 $  951,659 $1,053,597 $1,142,530  $1,196,998 $1,151,635

LIABILITY REESTIMATED AS
OF:
   One year later           623,988   688,455   748,660   795,654   880,543    968,173  1,100,809  1,260,411   1,358,205  1,504,617
   Two years later          623,986   688,450   744,130   793,170   878,233    962,709  1,202,392  1,397,944   1,660,471
   Three years later        623,989   689,122   739,106   772,567   863,657  1,039,486  1,311,410  1,623,669
   Four years later         624,567   674,224   715,136   766,597   903,962  1,121,831  1,484,030
   Five years later         606,219   647,203   707,312   785,261   962,015  1,238,380
   Six years later          588,748   653,275   719,368   834,139 1,042,407
   Seven years later        595,682   663,794   737,630   894,795
   Eight years later        597,065   674,743   777,393
   Nine years later         601,631   707,969
   Ten years later          625,346
CUMULATIVE REDUNDANCY
(DEFICIENCY)                 41,854   (19,514)  (28,733)  (99,346) (165,686)  (286,721)  (430,433)  (481,139)   (463,473)  (352,983)

                              1993     1994      1995      1996      1997      1998       1999       2000        2001       2002
                              ----     ----      ----      ----      ----      ----       ----       ----        ----       ----
                                                                         (In thousands)

CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later          $ 83,522  $ 98,053  $116,532  $101,217  $141,954 $  164,524 $  230,005 $  291,242  $  354,535  $ 318,893
   Two years later          179,714   212,284   214,484   231,755   298,785    370,911    497,982    620,952     661,087
   Three years later        284,828   293,323   332,920   373,232   470,693    588,348    755,339    888,421
   Four years later         343,563   407,357   452,055   514,813   634,094    771,226    968,729
   Five years later         436,921   492,388   553,205   629,774   757,853    896,538
   Six years later          486,861   552,039   621,022   707,116   828,050
   Seven years later        524,025   594,337   655,511   745,480
   Eight years later        548,388   618,134   676,667
   Nine years later         562,629   631,646
   Ten years later          571,715


TABLE II.  LOSS AND LAE RESERVES DEVELOPMENT - NET

                              1993     1994      1995      1996      1997      1998       1999       2000        2001       2002
                              ----     ----      ----      ----      ----      ----       ----       ----        ----       ----
                                                                       (In thousands)

LOSS AND LAE
RESERVES-GROSS             $667,200  $688,455  $748,660  $795,449  $876,721   $951,659 $1,053,597 $1,142,530 $1,196,998   $1,151,635
REINSURANCE RECOVERABLE
ON UNPAID LOSSES             62,682   112,917   165,729   221,749   270,731    325,795    406,409    432,046    463,275      457,005
                           --------  --------  --------  --------  --------   --------   -------- ---------- ----------   ----------
                            604,518   575,538   582,931   573,700   605,990    625,864    647,188    710,484    733,723      694,630
LIABILITY REESTIMATED AS
OF:
   One year later           559,518   575,538   582,931   573,700   603,906    611,850    698,491    757,277    783,590      931,987
   Two year later           559,518   575,538   582,931   573,321   603,809    649,454    738,008    765,508    988,667
   Three years later        559,518   575,538   580,883   588,477   627,292    678,666    674,266    888,819
   Four years later         559,518   575,124   579,766   595,479   611,087    622,337    756,560
   Five years later         559,133   566,608   587,836   587,991   596,751    699,426
   Six years later          548,242   576,831   586,777   583,738   634,088
   Seven year later         561,953   580,940   587,266   619,876
   Eight years later        564,486   582,625   621,539
   Nine years later         568,076   615,361
   Ten years later          591,551
CUMULATIVE REDUNDANCY
(DEFICIENCY)                 12,967   (39,823)  (38,608)  (46,176)  (28,098)   (73,562)  (109,372)  (178,335)  (254,944)   (237,357)


                              1993     1994      1995      1996      1997      1998       1999       2000        2001       2002
                              ----     ----      ----      ----      ----      ----       ----       ----        ----       ----
                                                                       (In thousands)

CUMULATIVE AMOUNT OF
LIABILITY PAID THROUGH:
   One year later          $ 82,572  $ 97,496  $116,194  $ 84,276  $134,666   $157,359  $ 211,393  $ 224,958   $232,932    $172,048
   Two years later          178,357   211,426   197,370   214,404   284,887    345,305    413,084    433,064    392,640
   Three years later        283,370   278,571   315,743   365,517   439,372    496,456    548,839    553,688
   Four years later         328,836   392,522   437,779   492,617   536,488    557,648    615,383
   Five years later         422,194   478,731   524,447   550,600   542,294    582,701
   Six years later          473,702   523,901   549,919   531,001   560,675
   Seven years later        508,269   544,626   533,102   548,031
   Eight years later        528,303   528,347   548,006
   Nine years later         530,409   541,619
   Ten years later          539,255

The aggregate excess reinsurance contracts, in place from 1995 through 1999, provide coverage above aggregate retentions for losses and ALAE other than certain losses and ALAE retained by MIIX or reinsured under other insignificant reinsurance contracts. The aggregate reinsurance contracts, therefore, have the effect of holding underwriting year net incurred losses and ALAE for years 1995 through 1999 at a constant level provided such losses and ALAE ceded under the aggregate excess reinsurance contracts remain within the coverage limits available in each underwriting year. Ceded losses and ALAE have remained within coverage limits in each year since 1995 with the exception of 1998 and 1999. Loss and LAE reserves have exceeded contract limits in 1998 and 1999 by $6.3 million and $4.5 million, respectively. The aggregate excess reinsurance contracts for 2000 and 2001 cover New Jersey and Pennsylvania physician business only. The aggregate excess reinsurance contract for 2002 covers New Jersey physician business only. The aggregate contracts operate on a funds held basis and provide for premium adjustments based on loss experience. See "Business - Reinsurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

REINSURANCE

The Company follows customary industry practice by reinsuring some of its business. The Company typically cedes to reinsurers a portion of its risks and pays a fee based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce net liability on individual risks and to provide aggregate loss and LAE protection. Although reinsurance does not legally discharge the ceding insurer from its primary liability for the full extent of the policies reinsured, it does make the reinsurer liable to the insurer to the extent of the reinsurance ceded. The Company reviews its reinsurance needs annually and makes changes in its reinsurance arrangements as necessary. The Company did not purchase reinsurance in 2003 because it was no longer writing insurance policies.

In prior years, the Company reinsured its risks primarily under two reinsurance contracts, the Specific Contract and the Aggregate Contract. See "Business -- Loss and LAE Reserves -- Table II -- Loss and LAE Reserves Development -- Net."

Each of the aggregate excess reinsurance contracts contains an adjustable premium provision that may result in changes to ceded premium and related funds held charges, based on loss experience under the contract. The table below presents a summary of activity for the aggregate excess reinsurance contracts for each of the last three years.

                              Aggregate Excess Reinsurance Contracts Activity
                                                (In millions)
                                  2003               2002            2001
                                  ----               ----            ----
 Ceded losses incurred            $98.8              $97.7           $85.9
 Ceded premium                    $50.1              $54.4           $54.7
 Funds held charges               $43.0              $54.2           $42.5

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

Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX fall below B+. Under the contracts, and as a result of the downgrade of MIIX's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. MIIX established the required trust accounts in accordance with contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX is obligated to accept. In September and October 2004, the reinsurers initiated requests for additional premiums from MIIX in accordance with provisions of the contracts. Reinsurers are prohibited from canceling current reinsurance agreements or making additional premium charges to MIIX under the September 28, 2004 Order of Rehabilitation.

The major elements of all ceded reinsurance activity are summarized in the following table:

                                             For the Years Ended December 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------
                                                      (In thousands)

Ceded premiums earned....................  $ 50,707      $ 59,325      $67,529
Ceded losses and LAE.....................   115,626       115,332       97,509
Funds held charges.......................    42,996        54,209       42,476

MIIX seeks to control credit risk from reinsurance by placing the reinsurance with large, highly rated reinsurers and by collateralizing amounts recoverable from reinsurers. The following table identifies the Company's most significant reinsurers, the total amount recoverable from them for unpaid losses, prepaid reinsurance premiums and other amounts as of December 31, 2003, and collateral held by the Company in the form of funds withheld and letters of credit as of December 31, 2003. No other single reinsurer's percentage participation in 2003 exceeded 5% of the total reinsurance recoverable at December 31, 2003.

                                                      At December 31, 2003
                                              ---------------------------------
                                              Total Amounts     Total Amount of
Reinsurer                                      Recoverable      Collateral Held
--------------------------------------------  -------------     ---------------
                                                       (In thousands)

Hannover Reinsurance (Ireland) Ltd..........     $214,226          $207,754
Eisen und Stahl Reinsurance (Ireland) Ltd...       53,556            51,814
London Life and Casualty Reinsurance
   Corporation..............................       37,970            41,559
Underwriters Reinsurance Company (Barbados).       74,565            79,326
Swiss Reinsurance/European Reinsurance......       68,351            59,410

The Company analyzes the credit quality of its reinsurers and relies on its brokers and intermediaries to assist in such analysis. To date, the Company has not experienced any material difficulties in collecting reinsurance recoverables.

REINSURANCE ASSUMED. The Company did not assume reinsurance in 2003 or 2002, consistent with its decision to discontinue writing insurance. On July 1, 2002, an excess of loss contract providing medical professional liability coverage on an institutional account was commuted. The commutation of this treaty had no impact on the Company's financial condition or results of operations.

REINSURANCE COMMUTED. In June 2004, MIIX commuted its 1995 aggregate excess reinsurance treaty. The commutation agreement provided for the release of applicable funds held balances and trust fund assets. The reduction to earnings as a result of the commutation was $3.3 million in 2004.

INVESTMENT PORTFOLIO

When MIIX was placed by court order into rehabilitation on September 28, 2004, the New Jersey Department assumed full control of MIIX's investment portfolio. The Company's investment policy, prior to that time, placed primary emphasis on holding investment grade, fixed maturity securities, maximizing after-tax yields while minimizing credit risks and preserving liquidity. In doing so, the Company used independent fixed income portfolio managers and an investment consultant operating under the guidance of investment policies established at the direction of the Company's Board of Directors (the "Board").

Under the Order of Rehabilitation, which was entered on September 28, 2004, the New Jersey Department has assumed control of the investment portfolio. As a result, the Company presently exercises no control over its investments, the liquidation of those investments, or investment policy. The discussion set forth below and elsewhere in this 10-K is as of December 31, 2003, and does not describe the management of MIIX's investment portfolio as at present, as the New Jersey Department's approach to the management of that portfolio is not known to the Company.

The following table sets forth the composition of the investment portfolio of the Company at the dates indicated. All of the fixed maturity investments were held as available-for-sale.

                                                     December 31, 2003               December 31, 2002
                                                --------------------------      --------------------------
                                                  Cost or                         Cost or
                                                 Amortized         Fair          Amortized         Fair
                                                    Cost           Value            Cost           Value
                                                ----------      ----------      ----------      ----------

                                                                      (In thousands)
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies..................................    $   99,778      $  100,011      $  108,725      $  112,499
Obligations of states and political
  subdivisions..............................         7,795           7,695               0               0
Foreign securities - U.S. dollar
  denominated...............................             0               0           6,946           7,351
Corporate securities........................       218,666         229,268         280,152         285,183
Mortgage-backed and other asset-backed
  securities................................       354,558         358,761         375,591         383,547
                                                ----------      ----------      ----------      ----------
Total fixed maturity investments............       680,797         695,735         771,414         788,580
Equity investments..........................         2,781           3,226           4,804           5,187
Short-term..................................        56,470          56,468         262,537         262,537
                                                ----------      ----------      ----------      ----------
   Total investments........................    $  740,048      $  755,429      $1,038,755      $1,056,304
                                                ==========      ==========      ==========      ==========

The investment portfolio of fixed maturity investments consisted primarily of intermediate-term, investment-grade securities with an allocation to below investment-grade (i.e. high yield) fixed maturity investments not to exceed 7.5% of invested assets as per the Company's investment policy prior to 2003. In 2003, as a result of the runoff of MIIX, the Company elected to opportunistically eliminate its exposure to below investment-grade securities as market conditions permit.

At December 31, 2003, the average credit quality of the fixed income portfolio was AA. The table below contains additional information concerning the investment ratings of the longer term fixed maturity investments at December 31, 2003:

                                                        Amortized        Fair      Percentage of
S&P Rating of Investment (1)                               Cost         Value       Fair Value
---------------------------------------------------    -----------     -------     -------------
                                                                    (In thousands)
AAA (including U.S. Government and Agencies).......       $441,001    $445,533         64.0%
AA.................................................         82,110      84,355         12.1%
A..................................................        124,476     129,234         18.6%
BBB................................................          3,513       3,665          0.5%
Other Ratings (below investment grade).............         29,697      32,948          4.8%
                                                          --------    --------        ------
   Total...........................................       $680,797    $695,735        100.0%
                                                          ========    ========        ======

(1) The ratings set forth above are based on the ratings, if any, assigned by Standard & Poor's Rating Services ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by another nationally recognized ratings agency were used.

The following table sets forth certain information concerning the maturities of fixed maturity investments, excluding equity and short-term fixed maturity securities, in the investment portfolio as of December 31, 2003, by contractual maturity:

                                                         Amortized      Fair     Percentage of
Maturity of Investment                                      Cost        Value      Fair Value
---------------------------------------------------     ----------   ----------  -------------
                                                              (In thousands)
Due one year or less...............................       $ 15,071     $ 15,400        2.2%
Due after one year through five years..............        183,973      187,039       26.9%
Due after five years through ten years.............        102,697      109,292       15.7%
Due after ten years................................         24,498       25,243        3.6%
Mortgage-backed and other asset-backed securities..        354,558      358,761       51.6%
                                                          --------     --------      ------
   Totals..........................................       $680,797     $695,735      100.0%
                                                          ========     ========      ======

The effective duration of the securities in the longer term fixed maturity portfolio (excluding short-term investments) as of December 31, 2003, was 3.2 years.

Mortgage-backed securities represent approximately 24.2% of the total fixed income portfolio and are allocated equally across "standard" and "more complex" securities, while the asset-backed portfolio represents approximately 27.4% of the total fixed income portfolio. Asset-backed securities may involve certain risks not presented by other securities. These risks may be enhanced during periods of economic downturn such as what was experienced in the past year. Risks include default, lack of liquidity, price volatility and sensitivity to interest rates.

Standard mortgage-backed securities are issued on and collateralized by an underlying pool of single-family home mortgages. Principal and interest payments from the underlying pool are distributed pro rata to the security holders. More complex mortgage-backed security structures prioritize the distribution of interest and principal payments to different classes of securities that are backed by the same underlying collateral mortgages.

CUSTOMERS

The Company's only significant customer activity is providing third party management services to MDAdvantage.

REGULATION

The Company's insurance subsidiaries are subject to supervisory regulation by their respective states of incorporation, commonly called the state of domicile. MIIX is domiciled in New Jersey, MIIX Insurance Company of New York ("MIIX New York") is domiciled in New York and Lawrenceville Re is domiciled in Bermuda. Therefore, the laws and regulations of these states, and those of Bermuda, including the tort liability laws and the laws relating to professional liability exposures and reports, had the most significant impact on the operations of the combined company.

HOLDING COMPANY REGULATION. As part of a holding company system, MIIX and MIIX New York are subject to the Insurance Holding Company Systems Acts (the "Holding Company Act") of their domiciliary states. In general, a state's Holding Company Act requires the domestic company to file information periodically with the state insurance department and other state regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. The Holding Company Act also provides that the acquisition or change of "control" of a domestic insurance company or of any person or entity that controls such an insurance company cannot be consummated without prior regulatory approval.

EXAMINATION OF INSURANCE COMPANIES. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its state of domicile. The last completed periodic financial examination of MIIX as of December 31, 2000, was completed on October 30, 2003, and a report was issued on December 23, 2003. The New York Insurance Department ("New York Department") conducted an examination of MIIX New York as of December 31, 2001. The examination report was filed by the New York Department on January 7, 2004. Currently, the Company has no financial examination in progress. The Company has not undergone a market conduct examination.

RISK-BASED CAPITAL. In addition to state-imposed insurance laws and regulations, insurers are subject to the general statutory accounting practices and procedures and the reporting format of the National Association of Insurance Commissioners ("NAIC"). The NAIC's methodology for assessing the adequacy of statutory surplus of property and casualty insurers includes an RBC formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potentially under-capitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on an insurance company's RBC.

At December 31, 2003, MIIX's RBC was below the Mandatory Control Level and continues at this level.

During 2003, MIIX entered into an Order with the New Jersey Department that set forth the framework for the regulatory monitoring of MIIX and established certain operating limitations on MIIX. The limitations, among other things, required the approval of the New Jersey Department prior to payment of dividends by the Company's insurance subsidiary, and for lending arrangements, investments and inter-company arrangements outside of the normal course of business, and required MIIX to periodically provide information relating to its operations and finances to the New Jersey Department. In April 2004, the New Jersey Department appointed an Administrative Supervisor as part of its ongoing efforts to monitor MIIX's runoff operations.

ORDER OF REHABILITATION. On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX and its wholly owned subsidiaries, MIIX New York and Lawrenceville Holdings, Inc., into rehabilitation and naming the Commissioner of the New Jersey Department as Rehabilitator with immediate and exclusive control over the business and property of MIIX. The Order provides that The MIIX Group and the Underwriter will continue to provide administrative services to MIIX pursuant to the current Management Services Agreement until terminated by the New Jersey Department after appropriate notice. The Order does not stay payment of claims for any litigation currently pending against MIIX or its insureds and does not bar claimants from filing new actions against MIIX insureds. The Order, however, prohibits persons from filing any new action or new claim directly against MIIX without permission of the Court. The Order also requires notice to and consent of the Rehabilitator for the assignment of any contract to which MIIX is a party. Reinsurers are prohibited from canceling current reinsurance agreements or making additional premium charges to MIIX under the September 28, 2004 Order of Rehabilitation.

EMPLOYEES

When the Company initially entered runoff in 2002, it employed 237 persons. At December 31, 2003, the Company employed 94 persons. During 2003, as a result of its reduced insurance operations, the Company reduced the number of employees by 24 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

The Company also makes available free of charge through its Internet website (http://www.MIIX.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13, or 15(d) or 16(a) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the individuals who serve as executive officers of The MIIX Group. At December 31, 2003, The MIIX Group had seven executive officers, Ms. Costante, Mr. Davis, Mr. Grab, Ms. Mason, Mr. Roynan, Mr. Sugerman and Ms. Williams.

Name                           Position
----                           --------

Patricia A. Costante           Chairman and Chief Executive Officer

William Davis                  Senior Vice President, Claims

Edward M. Grab                 Senior Vice President, Chief Actuary

Verice M. Mason                Senior Vice President and General Counsel

James Roynan                   Senior Vice President, Information Systems

Allen G. Sugerman              Chief Financial Officer and Treasurer

Catherine E. Williams          Senior Vice President, Business Development and
                               Corporate Secretary

PATRICIA A. COSTANTE (47), Chairman and Chief Executive Officer. Patricia A. Costante has been Chairman since 2002 and Chief Executive Officer of the Company since 2001. Before being named Chief Executive Officer, Ms. Costante was the Company's Chief Operating Officer from September 2001 to November 2001. Prior to serving as Chief Operating Officer, she was Senior Vice President responsible for the sale and delivery of all products and services to the New Jersey physician market from March 2000 to September 2001. Prior to being named Senior Vice President, Ms. Costante was Executive Vice President and Chief Operating Officer of MIIX Healthcare Group, Inc., a subsidiary of the Underwriter from April 1998 to March 2000 and from July 1996 to April 1998 served as Assistant Vice President. Ms. Costante is Vice Chairman of the Board of Trustees, Catholic Charities, Diocese of Trenton.

WILLIAM G. DAVIS, JR. (56), Senior Vice President, Claims Operations. Mr. Davis has been Senior Vice President, Claims since March 2002. He is responsible for Claims Operations. Prior to serving as Senior Vice President, Mr. Davis served as Vice President, Claims Operations from September 1995 to February 2000 and Assistant Vice President, Claims from June 1992 to September 1995. Mr. Davis was terminated from the Company effective January 26, 2004.

EDWARD M. GRAB (48), Senior Vice President, Chief Actuary. Mr. Grab has served as Senior Vice President since March 2000. He is responsible for actuarial services and staff underwriting functions which includes underwriting policy and risk management services. Prior to serving as Senior Vice President, Mr. Grab served as Vice President, Chief Actuary from October 1999 to March 2000. Before joining the Company, he was Vice President and Actuary for Zurich Financial Services from March 1996 to June 1999 where he directed the actuarial department in support of four strategic business units with a combined book of $1 billion.

VERICE M. MASON (52), Senior Vice President and General Counsel. Ms. Mason has served as Senior Vice President and General Counsel since June 2002. She is responsible for all legal and regulatory matters involving the Company. Prior to serving as Senior Vice President and General Counsel, Ms. Mason served as Senior Vice President, Legal and Regulatory Affairs from February 2002 to June 2002. Prior to being named Senior Vice President, Legal and Regulatory Affairs, Ms. Mason served as Vice President, Legal and Regulatory Affairs from June 1999 to February 2002 and Assistant Vice President, Associate General Counsel from June 1995 to June 1999. Ms. Mason resigned from the Company effective October 29, 2004.

JAMES P. ROYNAN (43), Senior Vice President, Information Systems. Mr. Roynan has served as Senior Vice President since December 2002. He is responsible for strategy and implementation for all process improvement, information technology, systems and integration, network administration, software development and technical support activity. Prior to serving as Senior Vice President Mr. Roynan served as Vice President, Information Systems from December 2001 to December 2002. Prior to joining the Company Mr. Roynan served as Executive Vice President and CIO of Xyan, Inc. from September 2000 to May 2001. From February 2000 to August 2000 Mr. Roynan served as Executive Vice President and COO of WePlayIt, Inc. From January 1992 to January 2000 Mr. Roynan served as Vice President, Technology Solutions of Reed Technologies and Information Services. Mr. Roynan was terminated from the Company effective January 26, 2004.

ALLEN G. SUGERMAN (53), Chief Financial Officer and Treasurer. Mr. Sugerman has served as Chief Financial Officer since July 2002. Mr. Sugerman has been a principal of Altila Corporation, a health care management consulting firm, since 1990. He has more than 25 years of diversified financial and operational experience.

CATHERINE E. WILLIAMS (43), Senior Vice President, Business Development and Corporate Secretary. Ms. Williams has served as Senior Vice President since December 2001. She is responsible for business development, corporate governance, shareholder relations, human resources and facilities management. Prior to serving as Senior Vice President, Ms. Williams served as Vice President, Corporate Secretary from August 1999 to December 2001 and as Assistant Corporate Secretary from May 1997 to August 1999.

The following sets forth information regarding Directors of the Company as of December 31, 2003.

PATRICIA A. COSTANTE (47), Director since 2001. Patricia A. Costante has been Chairman since 2002 and Chief Executive Officer of the Company since 2001. Before being named Chief Executive Officer, Ms. Costante was the Company's Chief Operating Officer from September 2001 to November 2001. Prior to serving as Chief Operating Officer, she was Senior Vice President responsible for the sale and delivery of all products and services to the New Jersey physician market from March 2000 to September 2001. Prior to being named Senior Vice President, Ms. Costante was Executive Vice President and Chief Operating Officer of MIIX Healthcare Group, Inc., a subsidiary of the Underwriter, now a subsidiary of the Company, from April 1998 to March 2000 and from July 1996 to April 1998, served as Assistant Vice President. Ms. Costante is Vice-Chairman, Board of Trustees, Catholic Charities, Diocese of Trenton.

ANGELO S. AGRO, M.D. (55), Director since 1997. Dr. Agro has been a member of the Board of Directors of the Underwriter since 1990. He is a physician certified by the American Board of Otolaryngology and practices in Andalusia, Alabama with Andalusia Greater Regional Otolaryngology. He is a member of the American Academy of Otolaryngology, the American Medical Association and the American College of Surgeons.

SCOTT L. BARBEE (31), Director since 2003. Mr. Barbee has been Managing Director of Berno, Gambal & Barbee, Inc. since 1997. He is also lead manager of the Aegis Value Fund. Prior to his appointment as a Managing Director, Mr. Barbee was a broker with Berno & Gambal Capital Management from December 1996 until June 1997. Mr. Barbee is a Chartered Financial Analyst. Mr. Barbee resigned from the Board on October 13, 2004.

HARRY M. CARNES, M.D. (72), Director since 1997. Dr. Carnes has served as a member of the Board of Directors of the Underwriter since 1989. He is a board certified physician practicing in Audubon, New Jersey. Dr. Carnes is a member of the American Academy of Family Practice, the American Medical Association, the Camden County Medical Society, the Medical Society of New Jersey and the New Jersey Medical Political Action Committee.

DOMINICK D'AGOSTA (63), Director since 2003. Mr. D'Agosta has served in the Office of the Chairman of Fleet Bank of New Jersey since 2001. Prior to this position, he served in the Office of the President of Summit Bank from 1996 to 2001. Mr. D'Agosta has 44 years of experience in the banking industry and has worked in various senior management positions, which included positions in marketing, operations and branch administration. He serves as Vice Chair of the Hudson County Chamber of Commerce, Chairman of the Meadowlands Chamber of Commerce and the Urban League of Hudson County, Director of Commerce and Industry Association, National Conference for Community & Justice, Arthritis Foundation of New Jersey and Bon Secours of Canterbury Partnership for Care. Mr. D'Agosta is Chair of the New Jersey City University Foundation and Director of Yes Youth Consultation Service.

PAUL J. HIRSCH, M.D. (67), Vice Chairman of the Board of Directors since 1997. Dr. Hirsch has served as Vice Chairman of the Board of Directors of the Underwriter, now a subsidiary of the Company since 1990. He is a board certified physician practicing in Bridgewater, New Jersey, with BioSport Orthopedics and Sports Medicine. Dr. Hirsch is President and Medical Director of InterMedix, an orthopedic specialty care network. He is a member of the American Academy of Orthopedic Surgeons, the American Orthopedic Association, the American College of Surgeons, the American Medical Association, and the Medical Society of New Jersey. He currently serves on the Board of Trustees for Raritan Valley Community College. Dr. Hirsch is a clinical professor of orthopedic surgery at Seton Hall School of Graduate Medical Education and Editor in Chief of NEW JERSEY MEDICINE.

A. RICHARD MISKOFF, D.O. (62), Director since 1997. Dr. Miskoff served as a member of the Board of Governors of Medical Inter-Insurance Exchange of New Jersey, the predecessor of MIIX Insurance Company, from 1994 to 1999. He is a board certified physician practicing in Edison, New Jersey. Dr. Miskoff is a member of the American Osteopathic Association, the American Society of Clinical Oncologists, the American Society of Hematology, and the New Jersey Association of Osteopathic Physicians. He is past president of the Middlesex County Medical Society of Osteopathic Physicians. Dr. Miskoff is Director of the Cancer Program at JFK Medical Center, Edison, New Jersey.

CARL RESTIVO, JR., M.D. (58), Director since 1997. Dr. Restivo has been a member of the Board of Directors of the Underwriter since 1997. He is a board certified physician practicing in Jersey City, New Jersey. Dr. Restivo is a member of the Arthritis Foundation and the New Jersey Chapter of the American Medical Association. Dr. Restivo resigned from the Board effective May 1, 2004.

MARTIN L. SORGER, M.D. (70), Director since 1997. Dr. Sorger served as a member of the Board of Governors of Medical Inter-Insurance Exchange of New Jersey from 1979 to 1999. He is a board certified orthopedic physician practicing in Glen Ridge, New Jersey, and a member of the Montclair Orthopedic Group. Dr. Sorger is a member of the American Academy of Orthopedic Surgeons, the American Medical Association, the American College of Surgeons and a former member of its Board of Councilors. He is a member of the executive committee and past president of the New Jersey Orthopedic Society. Dr. Sorger is Vice President of InterMedix, an orthopedic specialty care network.

BESSIE M. SULLIVAN, M.D. (63), Director since 1997. Dr. Sullivan was a member of the Board of Governors of Medical Inter-Insurance Exchange of New Jersey from 1992 to 1999. She is a board certified physician practicing in Edison, New Jersey with Arthritis, Allergy & Immunology Center. Dr. Sullivan is a member of the American Medical Association and the American Rheumatism Association, a trustee and Secretary of the Medical Society of New Jersey and a member of the Executive Committee of the Union County Medical Society.

Because the Company's securities are not traded on a national securities exchange or quoted on a national quotation system, the Company is not required to maintain an audit committee under the federal securities laws. Under state law, the Company must maintain an audit committee, although no audit committee financial expert is required. The Company has sought to engage an audit committee expert but has been unsuccessful in its efforts.

ITEM 2.   PROPERTIES

The Underwriter leases approximately 25,000 square feet of space from Gordon Lawrenceville Realty Associates, LLC ("Gordon") in Lawrenceville, New Jersey, the location of its home office operations. The Underwriter entered into the lease agreement with Gordon as of November 25, 2003, with an effective date of April 27, 2004. The lease agreement was amended on June 22, 2004, and October 1, 2004. The term of the lease is for five years with an option to renew for an additional five years.

ITEM 3.   LEGAL PROCEEDINGS

GLASSER V. THE MIIX GROUP, INC. ET AL. On February 5, 2003, a shareholder of the Company instituted a putative class action in the United States District Court for the District of New Jersey against the Company, present and former directors and officers of the Company, the Medical Society of New Jersey ("MSNJ") and Fox-Pitt Kelton, Inc. ("FPK"), which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage contracts and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. On May 13, 2003, another shareholder of the Company instituted a separate putative class action in the United States District Court for the District of New Jersey

(WASSERSTRUM V. THE MIIX GROUP, INC., ET AL.) against the Company and certain of its officers alleging securities fraud. The law firms representing plaintiffs in the two actions agreed to consolidate the plaintiffs' claim against the Company. On August 12, 2003, a Consolidated Amended Complaint (the "Complaint") was filed by the plaintiffs against the Company, present and former directors and officers of the Company and MSNJ alleging securities fraud based on alleged misrepresentations and omissions of material fact in various SEC filings by the Company concerning the Company's financial condition, its statement of reserves, the pricing of its policies, the MIIX Advantage contracts and other matters. The Complaint seeks certification of a plaintiff class of the Company's shareholders from July 30, 1999 to September 12, 2002 and unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. On October 21, 2003, the Company filed a motion to dismiss the Complaint, which is currently pending. On December 11, 2003, the Court ordered that the case be submitted to mediation and stayed all proceedings pending mediation. The parties are engaging in mediation discussions.

FOX-PITT KELTON V. THE MIIX GROUP, INC. On February 10, 2003, FPK, which had been engaged as financial advisor to the Company, instituted suit against the Company in the Supreme Court of New York to recover fees allegedly due from the Company as a result of the investment banking services it rendered in connection with the Company's efforts to dispose of assets or obtain capital and the agreements entered into between the Company and MIIX Advantage. FPK filed a motion for summary judgment in its favor, which was denied by the Court. On April 28, 2004, the suit was dismissed with prejudice.

WEISFELD V. THE MIIX GROUP, INC., ET AL. On November 20, 2002, a former executive of MSNJ filed suit in the Superior Court of New Jersey against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include The MIIX Group as a defendant, alleging that The MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. Motions to dismiss plaintiff's Amended Complaint were filed by all defendants. By order dated August 19, 2003, the Court granted the defendants' motions to dismiss and the entire Complaint was dismissed with prejudice. On October 2, 2003, plaintiffs filed a notice of appeal of the dismissal of the Complaint with the Superior Court of New Jersey, Appellate Division. Oral argument in the Appellate Division was held on October 25, 2004. The parties are awaiting the Court's decision.

Given the Company's current financial condition, any negative outcome of the litigation requiring the payment of damages could have a material adverse effect on the Company. The Company may also be a party to litigation from time to time in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The MIIX Group common stock became publicly tradable on the NYSE on July 30, 1999 under the symbol of "MHU." The trading of the MIIX Group's common stock was suspended from trading on the NYSE at the opening of business on April 28, 2003. The MIIX Group's common stock now trades on the OTC Bulletin Board and the "pink sheets" maintained by the National Quotation Bureau, Inc. ("Quotation Bureau") under the ticker symbol "MIIX."

The following table shows the price ranges per share in each quarter during 2003 and 2002:

                                           Common Stock
                                           ------------
                                        High          Low
                                        ----          ---

         2003
         First Quarter                  $1.50        $0.63
         Second Quarter                 $0.95        $0.23
         Third Quarter                  $1.01        $0.01
         Fourth Quarter                 $1.85        $0.85

         2002
         First Quarter                 $13.50        $2.46
         Second Quarter                $ 2.48        $0.73
         Third Quarter                 $ 1.75        $0.60
         Fourth Quarter                $ 2.03        $1.00

On October 28, 2004, the closing price of the The MIIX Group stock was $0.08.

The MIIX Group stock is thinly traded and the stock price has been volatile in the last fiscal year. For these reasons, there can be no assurance that an active market will be available in which to trade The MIIX Group stock, which could affect a stockholders' ability to sell The MIIX Group shares and could depress the market price of its shares. The MIIX Group's common stock trades on the OTC Bulletin Board and the "pink sheets" maintained by the Quotation Bureau. The lack of liquidity could further reduce the trading price and increase the transaction costs of trading shares of The MIIX Group.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For the purpose of calculating the aggregate market value of the shares of The MIIX Group common stock held by non-affiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors. However, this should not be deemed to constitute an admission that all directors of the Company are, in fact, affiliates of the Company. The following table sets forth information concerning shareholdings of officers, directors and principal stockholders of the Company.

Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners as of December 31, 2003.

                                                   Shares of   Stock Options Vested
Name                                             Common Stock     & Exercisable(1)       Total         % of Class
----                                             ------------     ----------------       -----         ----------
Christian Leone(2)                                   948,094                0            948,094          6.44%
Medical Society of New Jersey (3)                    821,365                0            821,365          5.58%
Berno, Gambal& Barbee, Inc.(4)                       797,850                0            797,850          5.42%
Patricia A. Costante                                 248,014          103,750            351,764          2.39%
Angelo S. Agro, M.D.                                   2,228           31,250             33,478              *
Scott L. Barbee (4)                                  242,200                0            242,200          1.70%
Harry M. Carnes, M.D. (5)                             20,111           60,794             80,905              *
Paul J. Hirsch, M.D. (6)                              30,381           34,732             65,113              *
A. Richard Miskoff, D.O.                                 714           37,802             38,516              *
Carl Restivo, MD                                      69,076           33,107            102,183              *
Martin L. Sorger, M.D. (7)                             6,593           33,107             39,700              *
Bessie M. Sullivan, M.D.                               1,667           60,794             62,461              *
William G. Davis                                     164,016            7,450            171,466          1.16%
Edward M. Grab                                       207,795           55,000            262,795          1.79%
Verice M. Mason                                      214,741            7,450            222,191          1.51%
Catherine E. Williams                                154,403           25,000            179,403          1.22%
All directors and officers as a group(16
persons)                                           1,509,805          490,236          2,000,041         13.59%

* Less than 1% of the number of shares of Common Stock outstanding as of December 31, 2003.

(1) Represents shares of common stock subject to options held by the named individual exercisable on or prior to December 31, 2003.

(2) Based on the Schedule 13G filed with the SEC on June 23, 2003. The address for this stockholder is c/o Luxor Capital Group LLC, 599 Lexington Avenue, 35th Floor, New York, New York 10022. Christian Leone has sole power to dispose of 948,094 shares of common stock. Christian Leone has sole voting power to vote 948,094 shares owned.

(3) MSNJ has sole power to vote all shares. Pursuant to the Stock Purchase Agreement dated October 15, 1997 between MSNJ and the Company, MSNJ received 814,815 shares of the Company's common stock. MSNJ may not transfer any of the 814,815 shares for a period of ten years following October 15, 1997, without the approval of the Company. The address of MSNJ is Two Princess Road, Lawrenceville, New Jersey 08648.

(4) Based on Schedule 13G/A filed with the SEC on February 17, 2004. The address for this stockholder is 1100 North Glebe Road, Suite 1040, Arlington, VA 22201. William S. Berno, Paul Gambal and Scott L. Barbee are the owners of Berno, Gambal & Barbee, Inc. The aggregate amount beneficially owned by Messrs. Berno, Gambal and Barbee amounted to 797,850; 800,350; 1,010,050 shares of common stock, respectively. Berno, Gambal & Barbee, Inc. has the sole voting power over 720,000 shares of common stock and the sole power to dispose of 797,850 shares of common stock. Messrs. Berno, Gambal and Barbee have shared power to dispose of 797,850 shares of common stock and shared voting power over 720,000 shares of common stock. In addition, Mr. Gambal has sole power to dispose of and vote 2,500 shares of common stock and Mr. Barbee has sole power to dispose of and vote 242,200 shares of common stock.

(5) Dr. Carnes' shares include 1,400 shares held by his grandchildren. Dr. Carnes disclaims beneficial ownership of the shares owned by his grandchildren.

(6) Dr. Hirsch is a trustee and participant of the BioSport Orthopedic and Sports Medicine Profit Sharing Plan. The Plan currently holds 10,000 shares of common stock, which are included in the shares of common stock and the total shares shown. Dr. Hirsch disclaims beneficial ownership of shares held pursuant to the Plan except to the extent that he is a participant in the Plan.

(7) Dr. Sorger's shares include 2,000 shares held by his son. Dr. Sorger disclaims beneficial ownership of the shares owned by his son.

Based on Schedule 13D filed with the SEC on October 6, 2004, the Company has determined that Tyndall Capital Partners has acquired approximately 4.9% of the Company's outstanding capital stock. The address for this stockholder is 153 East 53rd Street, 55th Floor, New York, New York 10022. Tyndall Partners, L.P., owns 519,126 shares of common stock as of September 28, 2004. Tyndall Institutional Partners, L.P., own 222,500 shares of common stock as of September 28, 2004. Tyndall Capital Partners, L.P. possesses investment control over all securities owned by Tyndall Partners, L.P. and Tyndall Institutional Partners, L.P. and sole power to dispose of and vote 741,626 shares of common stock.

REGISTERED SHAREHOLDERS

The number of registered stockholders of The MIIX Group common stock as of October 28, 2004 was 5,913. That number excludes the beneficial owners of shares held in "street" names or held through participants in depositories.

DIVIDENDS

The MIIX Group is a holding company largely dependent upon dividends from its subsidiaries to pay dividends to its shareholders. The insurance company subsidiaries are restricted by state regulation in the amount of dividends they can pay in relation to surplus and net income without the consent of the applicable state regulatory authority, principally the New Jersey Department.

During 2002, the Board suspended dividend payments to its stockholders. Recent regulatory limitations imposed on MIIX currently prohibit its ability to declare and pay dividends. The Company does not expect to pay dividends for the foreseeable future.

STOCKHOLDER RIGHTS PLAN. On June 27, 2001 the Company's Board adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one Right for every outstanding share of common stock, par value $0.01, per share, to be distributed on July 10, 2001 to stockholders of record as of the close of business on that date. The Rights will expire on June 27, 2011 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events as defined below.

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

                                                          (In thousands, except per share amounts)
                                                              For the Years Ended December 31,
                                     ------------------------------------------------------------------------------------
                                           2003             2002              2001             2000              1999
                                           ----             ----              ----             ----              ----
INCOME STATEMENT DATA:
Total premiums written................. $     (633)      $   96,209        $  231,946      $  226,126         $  257,100
                                        ==========       ==========        ==========      ==========         ==========
Net premiums earned.....................$  (26,078)      $  100,220        $  146,852      $  184,062         $  187,845
Net investment income...................    35,930           60,838            80,193          85,158             75,661
Realized investment losses..............    (1,597)          (3,521)           (2,184)         (4,156)            (6,770)
Other revenue...........................     7,126            7,439             8,439           7,452              8,323
                                        ----------       ----------        ----------      ----------         ----------
       Total revenues...................    15,381          164,976           233,300         272,516            265,059
                                        ----------       ----------        ----------      ----------         ----------
Losses and loss adjustment
   expenses.............................   270,939          196,487           250,768         279,224            174,986
Underwriting expenses...................    22,249           33,125            47,121          38,560             42,618
Funds held charges......................    42,996           54,209            42,476           7,502             14,338
Other expenses..........................       691            3,454             3,404           5,828              3,333
Restructuring charge....................         0            2,552                 0               0              2,409
                                        ----------       ----------        ----------      ----------         ----------
       Total expenses...................   336,875          289,827           343,769         331,114            237,684
                                        ----------       ----------        ----------      ----------         ----------
Income (loss) before income
   taxes................................  (321,494)        (124,851)         (110,469)        (58,598)            27,375
Income tax expense (benefit)............    (6,769)         (11,240)           41,892         (22,140)             6,617
Cumulative effect of an
   accounting change, net of
   tax (1)..............................         0           (2,373)           (5,283)              0                  0
                                        ----------       ----------        ----------      -----------        ----------
       Net income (loss)................$ (314,725)      $ (115,984)       $ (157,644)     $  (36,458)        $   20,758
                                        ==========       ==========        ==========      ==========         ==========

BALANCE SHEET DATA (AT END OF
PERIOD):
   Total investments....................$  755,429       $1,056,304        $1,228,058      $1,259,312         $1,182,943
   Total assets......................... 1,278,639        1,616,863         1,895,863       1,897,353          1,837,158
   Total liabilities.................... 1,557,160        1,575,597         1,764,377       1,607,912          1,518,454
   Total stockholders' equity
     (deficiency).......................  (278,521)          41,266           131,486         289,441            318,704
ADDITIONAL DATA:
GAAP ratios:
   Loss ratio...........................        NM            196.1%            170.8%          151.7%              93.1%
   Expense ratio........................        NM             33.1%             32.1%           21.0%              22.7%
                                        ----------       ----------        ----------      -----------        ----------
   Combined ratio.......................        NM            229.2%            202.9%          172.7%             115.8%
                                        ==========       ==========        ==========      ===========        ==========

Statutory surplus (deficit).............$ (252,098)      $   75,812        $  125,485      $  231,498         $  268,445
                                        ==========       ==========        ==========      ==========         ==========

Basic and Diluted earnings
   (loss) per share (2).................$   (23.42)      $    (8.67)       $   (11.66)     $    (2.59)        $     1.54
                                        ==========       ==========        ==========      ==========         ==========
Dividend per share......................$     0.00       $     0.00        $     0.20      $     0.20         $     0.10
                                        ==========       ==========        ==========      ==========         ==========
Book value per share ...................$   (19.21)      $     3.08        $     9.75      $    21.34         $    20.94
                                        ==========       ==========        ==========      ==========         ==========

NM - Not Meaningful

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

(2) Basic and diluted loss per share of common stock for the year ended December 31, 2003 is computed using the weighted average number of common shares outstanding during the year of 13,436,586.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The medical malpractice industry is cyclical in nature. Many factors influence the financial results of the medical malpractice industry, several of which are beyond the control of the Company. These factors include, among other things, changes in severity and frequency of claims; changes to applicable law; regulatory reform; and changes in inflation, interest rates and general economic conditions.

The Company was subjected to a number of adverse developments during fiscal 2001-2003 as a result of unexpected and unprecedented increases in loss severity related to prior years' business. As a result of the net losses reported in 2001, the RBC of two of the Company's then operating subsidiaries, MIIX and LP&C, fell below the standards adopted by the NAIC. Both companies triggered RBC events requiring the filing of a corrective action plan with each state of domicile. As a result, both companies entered solvent runoff during 2002.

In 2001 and 2002, loss and LAE reserves were adjusted to reflect adverse development on several lines of business including New Jersey and other states' physicians, Pennsylvania hospitals and hospital excess. The adjustments were related to increases in severity and frequency. These trends continued in 2003 and were complicated by acceleration in the claims process attributable to tort and judicial reform in Pennsylvania and New Jersey and the impact of the Company's entering voluntary solvent runoff in 2002. Loss and LAE reserves for 2003 were established as a result of an internal actuarial review, an external opining actuarial review and an external actuarial review performed in conjunction with filing of MIIX's Audited Report. As a result of these reviews, prior year gross loss and LAE reserves were adjusted by $353.0 million. The increase was attributable primarily to adverse development and increased severity in the New Jersey and Pennsylvania physician and hospital excess lines of business.

On September 28, 2004, MIIX was placed in rehabilitation. See "Regulation - Order of Rehabilitation." As a result, the discussion below, which is as of December 31, 2003, reflects operations of MIIX that are no longer controlled by the Company. During the summer of 2004, the Company retained financial advisors to assist in exploring all of its alternatives. In connection with that exploration, the financial advisors have contacted more than 50 prospective purchasers of assets of the Company or investors in the Company. As a consequence of that effort, the Company has received one indication of interest from MDAdvantage to acquire certain assets of the Underwriter and one additional possible offer. The Company is proceeding to negotiate with MDAdvantage the documentation relating to a possible sale of the Underwriter's assets, subject to the receipt of all necessary approvals and "higher or better offers" prior to closing. The Company is also continuing to seek other buyers for its assets.

The future viability and wind-down of the Company will be dependent on cash flow from managing the MDAdvantage contract and the operations of Lawrenceville Re.

LOSS AND LAE RESERVES

The determination of loss and LAE reserves involves the projection of ultimate losses through quarterly actuarial analyses of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate by the Company due to changing circumstances. Management relies primarily on such historical experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves have been and may continue to be revised. The Company increased prior year gross reserves by $353.0 million, $161.2 million and $117.9 million in 2003, 2002 and 2001, respectively.

The Company offered traditional occurrence coverage from 1977 through 1986 and offered a form of occurrence-like coverage, "modified claims-made," from 1987 to August 31, 2002. Occurrence and modified claims-made coverages constituted the majority of the Company's business throughout its history. In recent years, however, the Company increased its claims-made business. Development of losses and LAE is longer and slower for occurrence business than claims-made business.

Reserves for IBNR claims have consistently represented the majority of total loss and LAE reserves held by the Company. At December 31, 2003 and 2002, gross IBNR reserves composed 60.5% of total gross loss and LAE reserves. As a consequence of runoff and the expiration of all in force policies, new claims being reported are declining rapidly. As the claim inventory matures, the reserves will shift from IBNR to "case" reserves for known claims, with IBNR reserves ultimately approaching zero. Gross loss and LAE reserves on claims-made medical malpractice policies amounted to $401.6 million, or 32.9% of total gross loss and LAE reserves at December 31, 2003, compared to gross loss and LAE reserves on claims-made policies of $395.8 million, or 34.4% of total gross loss and LAE reserves at December 31, 2002.

REINSURANCE

The Company currently reinsures its risks under various Specific Excess and Aggregate Excess of Loss Reinsurance Contracts, along with five Facultative Contracts. During January 2002, the Company renewed five institutional policies with Facultative Reinsurance Contracts, which reduced the amount of risk that MIIX retained on each policy. The contracts are on a quota share basis; therefore MIIX shares a portion of the premium and loss on each Facultative Reinsurance Contract. The quota share amount that MIIX retains ranges between 25% and 50%.

The Aggregate Contract in 2002 provided coverages on an aggregate excess of loss and quota share basis. The primary coverage afforded under the Aggregate Contract attaches above a Company retention measured as a 65% loss and ALAE ratio. Reinsurers provide coverage for an additional 75% loss and ALAE ratio, with an aggregate annual limit of $100 million. The Company has maintained aggregate excess of loss coverage generally similar to that described above since 1993.

MIIX's aggregate reinsurance contracts are maintained on a funds withheld basis, whereby MIIX holds the ceded premiums in a funds withheld account for the purpose of paying losses and related LAE. Interest charges are credited on funds withheld at predetermined contractual rates. Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX fall below B+. On March 22, 2002, A.M. Best lowered the rating of MIIX to C+, and MIIX withdrew from the interactive rating process with A.M. Best. As a result of the downgrade, reinsurers requested that assets supporting the funds withheld account be placed in a trust. MIIX has established the required trust accounts and moved invested assets into trusts in accordance with these contract provisions. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX is obligated to accept. In September and October 2004, the reinsurers initiated requests for additional premiums from MIIX in accordance with provisions of the contracts. Reinsurers are prohibited from canceling current reinsurance agreements or making additional premium charges to MIIX under the September 28, 2004 Order of Rehabilitation.

In June 2004, MIIX commuted its 1995 aggregate excess reinsurance treaty. The commutation agreement provided for the release of applicable funds held balances and trust fund assets. The reduction to earnings as a result of the commutation was $3.3 million in 2004.

UNDERWRITING EXPENSES

The Company's underwriting expenses decreased during 2003 and 2002 mainly due to the Company having ceased insurance operations resulting in reduced commissions, premium taxes and a reduction in compensation and benefits resulting from downsizing actions taken during 2003 and 2002.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The consolidated financial statements for 2003 include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

FINANCIAL REPORTING. The Company has not reported the operations of MIIX as discontinued operations because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and perform administrative services subsequent to the September 28, 2004 Order of Rehabilitation. Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly. As of September 30, 2004, the Company began using the equity method of accounting for its investment in MIIX and has recorded the investment at $-0-.

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

LOSS AND LOSS ADJUSTMENT EXPENSES. The Company estimates its liability for losses and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to affect the future development of claims and related expenses. The estimated liability for losses is based upon paid and case reserve estimates for losses reported, adjusted through judgmental formulaic calculations to develop ultimate loss expectations; related estimates of IBNR losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE are reclassified as assets in the consolidated balance sheets as required by FAS No. 113. The liability for LAE is provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and is estimated using similar techniques.

The Company's determination of loss and LAE reserves involved the projection of ultimate loss and ALAE through several actuarial techniques. For a brief description of each of these techniques, refer to "Business - Loss and LAE Reserves."

The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current year. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material. However, as indicated elsewhere, on September 28, 2004, the New Jersey Department placed MIIX in rehabilitation, which resulted in the New Jersey Department having full control of MIIX operations.

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made policy forms, which generally provide at no additional charge, continuing coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated through formula calculations that have been verified by the Company's independent actuarial firm using techniques, which possess elements of both loss reserves and pension liabilities, and thus include additional assumptions for mortality, morbidity, retirement, interest and inflation. Since the Company had no policies in force as of December 31, 2003, the Company had no liability with respect to extended reporting endorsements at that date.

INVESTMENTS. Under the Order of Rehabilitation, which was entered on September 28, 2004, the New Jersey Department has assumed control of the investment portfolio. As a result, the Company presently exercises no control over its investments, the liquidation of those investments, or investment policy. The discussion set forth below and elsewhere in this Form 10-K is as of December 31, 2003, and does not describe the management of the investment portfolio as at present, as the New Jersey Department's approach to the management of that portfolio is not known to the Company. The Company designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The fair value of securities is based upon quoted market prices when available. Where market prices or broker quotations are not available, the fair value is estimated based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may be significantly different from the amount that could be realized if the security were sold immediately.

The Company has no securities classified as "trading" or "held-to-maturity." Investments are recorded at the trade date.

Securities available-for-sale, deemed to have declines in fair value that are other than temporary, are written down to fair value and a realized loss recorded in operations. The fixed maturity securities to which these write-downs apply are generally of investment grade quality at the time of purchase but, are subsequently down graded by rating agencies to "below-investment grade." Factors considered by the Company in determining whether declines in the fair value of fixed maturity securities are other than temporary include: (1) the significance of the decline, (2) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover, (3) the time period during which there has been a significant decline in value, and (4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 5 (Investments), to the consolidated financial statements for a general discussion of the methodologies and assumptions used to determine estimated fair values.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general overall economic conditions as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future ratings agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions required by the Company to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. The Company is routinely monitoring developments and updating underlying assumptions and financial models based upon new information.

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

RISKS AND UNCERTAINTIES

The Company's business is subject to a number of risks and uncertainties. However, many of these risks and uncertainties were impacted by the September 28, 2004 Order of Rehabilitation. The risks include:

The Company may not be able to retain the key employees necessary to operate the Company.

The loss of any of its key executives and/or senior managers may materially adversely impact the Company's ability to continue to manage its business.

The Company may not be able to maintain adequate cash flow and liquidity.

The Company's scope of operations has been significantly diminished. As a result of the entry of the Order or Rehabilitation, the Company no longer controls the operations of MIIX, the process of resolving claims, or the management of MIIX's investment portfolio. As a result, the Company's cash flow has decreased significantly. The Company does not believe that it has adequate cash to continue to operate.

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

Because of the foregoing risks and uncertainties, the Company's financial statements and the discussion that follows in Management's Discussion and Analysis of Financial Condition and Results of Operation should not be relied upon by investors as indicating the Company's ability to operate.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

The Company ceased its insurance underwriting operations in 2002 and entered solvent runoff. The financial results of the Company reflect the cessation of insurance underwriting operations. During this same period the Company was impacted by the historic decline in interest rates and the continuing decline in the size of the investment portfolio as a result of claims settlements.

NET PREMIUMS EARNED. Net premiums earned were $(26.1) million in 2003 compared to $100.2 million in 2002, a decrease of approximately $126.3 million. This net decrease is composed of decreased direct and ceded premiums earned. Direct premiums earned decreased $134.9 million, or 84.6%, to $24.6 million in 2003 from $159.5 million in 2002 primarily due to ceasing insurance operations, commutations and cancellation activity during the last nine months of 2002. Direct earned premiums were impacted by the return of approximately $4.9 million associated with the commutation of a large institutional policy during the fourth quarter of 2002. Ceded premiums earned decreased by $8.6 million, or 14.5%, to $50.7 million in 2003 from $59.3 million in 2002 primarily due to lower direct earned premium, offset by additional ceded premiums of $56.3 million associated with the reserve adjustment during 2003 as compared to $44.8 million associated with the reserve adjustment during 2002.

Total negative premiums written in 2003 were $0.6 million, a decrease of $96.8 million from total premiums written of $96.2 million in 2002. The net decrease in total premiums written is primarily due to the Company's cessation of writing or renewing premiums in all states, in accordance with each state's specific non-renewal requirements.

NET INVESTMENT INCOME. Net investment income decreased $24.9 million, or 41.0%, to $35.9 million in 2003 from $60.8 million in 2002. The decrease was primarily attributable to the combined effects of lower market yields, a decrease in average invested assets resulting mainly from claims payments and a corresponding increase in average short-duration investments held during 2003. Because the Company's insurance subsidiary was in solvent runoff, the Company modified its investment portfolio to: (1) manage an expected increase in accelerated claims and a lower invested asset base and (2) improve the overall average credit quality of the portfolio. This modification involved selling the portfolio's longer duration securities, opportunistically selling below investment grade holdings and using the proceeds, over time, to acquire shorter duration, high quality securities. Accordingly, the Company experienced losses over time mainly concentrated in the sale of its below investment-grade securities.

Average invested assets at amortized cost decreased to approximately $889.4 million in 2003 from $1.15 billion in 2002. The average annual pre-tax yield on the investment portfolio decreased to 4.03% in 2003 from 5.31% in 2002 primarily as a result of lower market yields and an increase in short-duration investments held during 2003 for the reasons set forth above.

REALIZED INVESTMENT GAINS AND LOSSES. Net realized investment losses were $1.6 million in 2003 compared to net realized investment losses of $3.5 million in 2002. In 2003, realized gains of approximately $20.7 million were recognized primarily due to sales of fixed maturity investments as a result of investment portfolio modifications, offset by $22.3 million of realized losses, including approximately $19.4 million of losses related to other-than-temporary declines in investment values, of which $8.7 million was attributable to Conseco/Greentree Financial corporate bonds and $8.5 million to collateralized bond obligations. In 2002, net realized gains of approximately $13.4 million were recognized primarily due to sales of fixed maturity investments as a result of investment portfolio modifications and recognized approximately $16.9 million of losses related to other-than-temporary declines in investment values, of which $8.9 million was attributable to collateralized bond obligations and $4.8 million was associated with United Airlines corporate bonds. EITF 99-20 established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets.

OTHER REVENUE. Other revenue decreased $0.3 million, or 4.1%, to $7.1 million in 2003 compared to $7.4 million in 2002. This net decrease is primarily composed of decreases of $2.7 million in finance charge revenue, $1.3 million due to the sale of Hamilton National Leasing Corporation ("HNL") and $0.3 million attributable to other non-insurance business activity, offset by increases of $1.5 million associated with management services and $2.5 million in renewal rights revenue from MIIX Advantage.

LOSS AND LOSS ADJUSTMENT EXPENSES. Losses and LAE increased $74.4 million, or 37.9%, to $270.9 million in 2003 from $196.5 million in 2002. Losses and LAE were net of ceded losses and LAE of $115.6 million in 2003 and $115.3 million in 2002.

The Company recorded a $237.4 million net adjustment to loss and LAE reserves in 2003 to maintain the loss and LAE reserve at management's best estimate levels. Loss and LAE reserve for 2003 included an increase to direct and assumed prior year loss and ALAE reserves of $353.0 million reduced by ceded loss and LAE reserves of $119.9 million. Adjustments to direct and assumed loss and ALAE reserves included a net increase in Pennsylvania hospitals of $67.6 million, a net increase to New Jersey physicians business of $190.4 million, an increase to Pennsylvania physicians of $20.9 million and a net increase to all other states hospitals and physicians business of $60.3 million and $30.5 million, respectively. The net adjustment primarily reflects adverse development and increased severity trends, and to a certain extent acceleration of claims, particularly with respect to Pennsylvania hospital claims and to New Jersey physicians for coverage years prior to 1999.

UNDERWRITING EXPENSES. Underwriting expenses decreased $10.9 million, or 32.9%, to $22.2 million in 2003 from $33.1 million in 2002. This decrease is primarily due to the effects of discontinued insurance operations, with reduced commissions, premium taxes and a reduction in compensation and benefits resulting from downsizing actions taken during 2003.

FUNDS HELD CHARGES. Funds held charges decreased $11.2 million, or 20.7%, to $43.0 million in 2003 from $54.2 million in 2002. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, and represent balances due to reinsurers, which are withheld as collateral for losses and LAE ceded under the contracts.

Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $2.8 million, or 80.0%, to $0.7 million in 2003 from $3.5 million in 2002. This net decrease is primarily due to the sale of substantially all the assets of the Company's leasing subsidiary, HNL, effective April 30, 2002 and a decrease in the expenses of MIIX Healthcare Group.

RESTRUCTURING CHARGE. The Company announced in March, 2002 that LP&C's operations would be placed into runoff and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis. No such event occurred during 2003.

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

INCOME TAXES. An income tax benefit of $6.8 million was recorded in 2003, compared to an income tax benefit of $11.2 million in 2002. The tax benefit in 2003 primarily reflects the reduction in the deferred tax valuation allowance specifically resulting from changes in deferred taxes on unrealized portfolio gains. The deferred tax benefit recorded in operations is offset by a charge in other comprehensive income.

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

NET INVESTMENT INCOME. Net investment income decreased $19.4 million, or 24.2%, to $60.8 million in 2002 from $80.2 million in 2001. The decrease was primarily attributable to the combined effects of lower market yields and a decrease in average invested assets resulting mainly from claims payments and a corresponding increase in average short-term investments held during 2002. Because two of the Company's insurance subsidiaries, MIIX and LP&C, were in solvent runoff, the Company has modified its investment portfolio to (1) manage an expected increase in accelerated claims and a lower invested asset base and
(2) improve the overall average credit quality of the portfolio.

Average invested assets at amortized cost decreased to approximately $1.15 billion in 2002 from $1.26 billion in 2001. The average annual pre-tax yield on the investment portfolio decreased to 5.31% in 2002 from 6.38% in 2001 primarily as the result of lower market yields and an increase in short-duration investments held during 2002 for the reasons set forth above.

REALIZED INVESTMENT GAINS AND LOSSES. Net realized investment losses increased $1.3 million, or 61.2%, to net realized investment losses of $3.5 million in 2002 compared to net realized investment losses of $2.2 million in 2001. In 2002, net realized gains of approximately $13.4 million were recognized primarily due to sales of fixed maturity investments as a result of investment portfolio modifications and recognized approximately $16.9 million of losses related to other-than-temporary declines in investment values, of which $8.9 million was attributable to collateralized bond obligations and $4.8 million was associated with United Airlines corporate bonds. In 2001, $19.7 million of net realized gains were taken primarily from continued repositioning of the portfolio, offset by $21.8 million of losses related to other-than-temporary declines in investment values, including $8.1 million ($5.3 million net of tax) resulting from activity following adoption of EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" effective April 1, 2001. EITF 99-20 established new guidelines for recognition of income and other-than-temporary declines for interests in securitized assets.

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

LOSS AND LOSS ADJUSTMENT EXPENSES. Losses and LAE decreased $54.3 million, or 21.6%, to $196.5 million in 2002 from $250.8 million in 2001. Losses and LAE were net of ceded losses and LAE of $115.3 million in 2002 and $97.5 million in 2001. The ratio of net losses and LAE to net premiums earned increased to 196.1% in 2002 from 170.8% in 2001.

As a result of a reserve study conducted by the Company and the annual external actuarial review, the Company recorded a $20.5 million net adjustment to loss and LAE reserves for the fourth quarter ended December 31, 2002, to maintain the loss and LAE reserve at management's best estimate levels. Loss and LAE reserve for the quarter ended December 31, 2002, included an increase to direct and assumed loss and LAE reserves of $85.1 million reduced by ceded loss and ALAE reserves of $64.6 million. Adjustments to direct and assumed loss and LAE reserves included a net increase in Pennsylvania hospitals of $42.0 million, a net increase to New Jersey physicians business of $34.7 million, a decrease to Pennsylvania physicians of $6.1 million and a net increase to all other states hospitals and physicians business of $10.1 million and $4.4 million, respectively. The net adjustment primarily reflects adverse severity trends and, to a certain extent, an acceleration of claims particularly with respect to Pennsylvania hospital claims and to New Jersey physicians for coverage years prior to 1999.

Through the nine months ended September 30, 2002, reserve adjustments had been made to maintain the loss and LAE reserve at management's best estimate levels. The reserve adjustments recorded for the three months ending September 30, 2002, followed from an internal study conducted by the Company. Loss and LAE reserves for the quarter ended September 30, 2002, included a net increase to direct and assumed loss and ALAE reserves of $30.7 million and a net decrease to ULAE reserves of $24.1 million. Ceded loss and ALAE reserves were increased by $11.2 million. Adjustments to direct and assumed loss and ALAE reserves included a net increase in Pennsylvania hospital reserves of $23.5 million, a net decrease in Pennsylvania physician reserves of $9.5 million, a net decrease in New Jersey physician reserves of $0.8 million, and a net increase in reserves held on all other business, written primarily in Texas and Ohio, of $17.5 million. The net adjustment primarily reflected adverse severity trends, particularly with respect to Pennsylvania hospital claims, somewhat offset by better than expected activity in the 2002 coverage year. The net adjustment to ULAE reserves primarily reflected the greater level of claims activity associated with claims-made business written in recent years. Claims-made business generally has a shorter development tail than occurrence policies, so the duration of anticipated future claim handling activity, and claim activity costs per dollar of indemnity payment, diminished.

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

FUNDS HELD CHARGES. Funds held charges increased $11.7 million, or 27.6%, to $54.2 million in 2002 from $42.5 million in 2001. Funds held charges relate to the Company's ceded aggregate reinsurance contracts, and represent balances due to reinsurers which are withheld as collateral for losses and LAE ceded under the contracts. Funds held charges increased $30.0 million resulting from adjustments made to ceded loss and LAE reserves and ceded premiums recorded during the first, third and fourth quarters of 2002. In 2001, funds held charges increased $19.8 million resulting from changes to less reserves, ceded losses and ceded premiums during 2001.

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

RESTRUCTURING CHARGE. The Company announced in March, 2002, that LP&C's operations would be placed into runoff and recorded a restructuring charge of $2.6 million during the first quarter of 2002 relating to the reduction of regional and home office staff and the closing of regional offices in Dallas and Indianapolis. No such event occurred during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Cash flow needs at the holding company level include corporate operating expenses. Prior to the Order of Rehabilitation, the Company's principal sources of funds were dividends and other permissible payments from its subsidiaries and revenues from its non-insurance operations. Subsequent to the Order of Rehabilitation, the Company's principal source of funds is derived from the management contract with MDAdvantage. The Company does not believe that its cash flow will be sufficient to allow it to continue to operate. Accordingly, the Company continues the wind-down of its business activities. See "Recent Developments," "Management's Discussion and Analysis of Financial Condition and

Results of Operation - Risks and Uncertainties," "Business - Business Strategy" and "Business - Regulation - Risk-Based Capital."

MIIX, while in runoff through September 28, 2004, needed to have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having funds available to meet ordinary operating costs. The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets, recoveries from reinsurance, revenues from non-insurance operations and unearned premium. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums and taxes. The Company's net cash flow used in operating activities were approximately $(280.4) million, $(181.7) million and $(24.3) million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash flow during 2003 was primarily the result of increased loss payments reflecting the maturation of the Company's expansion book of business and the settlement of several higher severity cases, lower investment income and a decrease in premium collection reflecting the decrease in written premium offset. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. However, as a result of the Order of Rehabilitation on September 28, 2004, the Company no longer has control over the operations of MIIX and, accordingly, the financial position and results of operations of MIIX will no longer be reflected in the Company's financial statements after September 28, 2004. See "Business - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operation - Risks and Uncertainties."

The Company, through the normal course of operations, entered into contractual obligations relating to leases for premises and equipment. The following table details the Company obligations for the years presented (In thousands).

                                         Less Than 1      1-3       More Than 3
                                         ------------    -----      -----------
                             Total           Year        Years         Years
                            -------         -----        -----       --------
  Operating leases:
     Equipment              $   390         $  181       $ 209       $      0
     Premises                 1,748            282         733            733
                            -------         ------       -----       --------
  Total                     $ 2,138         $  463       $ 942       $    733
                            =======         ======       =====       ========

The Company investments consisted primarily of fixed-maturity securities. The Company's investment strategy sought to maximize after-tax income through holding an investment grade, intermediate term, diversified, taxable bond portfolio, while maintaining an adequate level of liquidity. Approximately $56.5 million was set aside in short-term investments to provide for acceleration of claims. If claim payments continue at current levels these funds will be inadequate and the investment portfolio will be diminished faster than anticipated. Any diminution of the investment portfolio will reduce net investment income. At December 31, 2003, the portfolio had an average credit quality of "AA," an average duration of 3.2 years and an annualized yield of 4.0%.

At December 31, 2003, and 2002, the Company held collateral of $292.1 million and $332.7 million, respectively, in the form of funds held, and $161.2 million in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, reinsurers may require that a trust fund be established to hold the collateral should one or more triggering events occur, such as a downgrade in the Company's A.M. Best rating below B+, a reduction in statutory capital and surplus to less than $60 million, or a change in control. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company established the required trust accounts in accordance with contract provisions. The Company does not anticipate a material impact on the Company's financial condition or results of operations from placing the funds withheld in trust. In accordance with the provisions of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the year incurred.

The tables below provide, as of December 31, 2003 and 2002, information about the Company's fixed maturity investments, which are sensitive to changes in interest rates, showing principal amounts and the average yield applicable thereto by expected maturity date and type of investment. The expected maturities displayed have been compiled based upon the earlier of the investment call date or the maturity date or, for mortgage-backed securities, expected payment patterns based on statistical analysis and management's judgment. Actual cash flows could differ, perhaps significantly, from the expected amounts.

The information on the tables below and the paragraphs that follow represent historical information and do not discuss the change resulting from the Order of Rehabilitation on September 28, 2004.


At December 31, 2003:

                                                    Expected Maturity Date
                       ----------------------------------------------------------------------------------     Total
                                                        (In thousands)                                      Principal
                           2004          2005           2006          2007          2008       Thereafter    Amounts    Fair Value
                       -----------   -----------    -----------   -----------   -----------    ----------  ----------   ----------
Government & Agency    $    20,364   $    13,441    $     41,045   $    3,020    $   17,455     $   14,365  $  109,690   $   100,011
- Average Yield ...           1.24%         1.57%           2.46%        3.38%         4.12%          4.49%       2.68%
Corporate .........    $    14,972   $     8,450    $     23,775   $   36,930    $   31,300     $  131,338  $  246,766   $   229,268
- Average Yield ...           5.86%         4.58%           3.35%        3.75%         3.83%          5.43%       4.77%
Mortgage-Backed ...    $         0   $        18    $      2,643   $      922    $      552     $  232,407  $  236,543   $   242,196
- Average Yield ...           0.00%         6.64%           5.53%        4.00%         6.16%          5.09%       5.09%
Asset-Backed ......    $        74   $     1,125    $     10,531   $   13,890    $    6,815     $   90,992  $  123,427   $   116,565
- Average Yield ....          5.80%         1.22%           2.15%        2.37%         2.08%          4.83%       4.14%
Municipal .........    $         0   $         0    $          0   $        0    $        0     $    8,200  $    8,200   $     7,695
- Average Yield ...           0.00%         0.00%           0.00%        0.00%         0.00%          4.91%       4.91%
                       -----------   -----------    ------------    ---------    -----------    ----------  ----------   ----------
TOTALS ............    $    35,410   $    23,035    $    77,995    $   54,762   $    56,122     $  477,302  $  724,626   $   695,735


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

At December 31, 2003, the Company had net unrealized gains on its fixed maturity investment portfolio of $14.9 million. The net unrealized gains were the result of the decline in market interest rates during 2003, 2002 and 2001.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at December 31, 2003 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of assets and liabilities in order to minimize mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

In addition to interest rate risk, fixed maturity securities like those comprising the Company's investment portfolio involve other risks such as default (or credit deteriorating quality). The Company manages these issues by limiting the amount of higher risk corporate obligations (determined, among other variables, by credit rating assigned by private rating agencies) in which it invests.

At December 31, 2003, approximately 52% of the investment portfolio was concentrated in mortgage-backed and asset-backed securities. Mortgage-backed and asset-backed securities involve similar risks associated with fixed maturity investments: interest rate risk, reinvestment rate risk and default or credit risk. In addition, mortgage-backed and asset-backed securities also possess prepayment risk, which is the risk that a security's originally scheduled interest and principal payments will differ considerably due to changes in the level of interest rates. The Company purchased mortgage-backed and asset-backed securities structured to enhance credit quality and/or provide prepayment stability.

Short-term investments are composed of highly rated money market instruments.

The Company also held a number of equity investments. At December 31, 2003, the cost and fair value of equity investments was $2.8 million and $3.2 million, respectively. At December 31, 2002, the cost and fair value of equity investments was $4.8 million and $5.2 million, respectively. The value of the common stock investments is dependent upon general conditions in the securities markets and the business and financial performance of the individual companies in the equity portfolio.

EFFECTS OF INFLATION

The Company considers the effects of inflation in reserving for losses and LAE. There may be long periods between the sale of insurance coverage and the reporting of losses, particularly with respect to coverage provided by the Company on occurrence-basis policies. Further, there are typically significant periods of time between reporting and settlement of losses. The actual effects of inflation on the Company's operating results cannot be accurately known until losses are reported and ultimately settled. Management believes that the Company's pricing and loss and LAE reserving processes adequately incorporate the effects of inflation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A disagreement existed between the Company and Ernst & Young LLP related to the Company's preliminary loss and LAE reserve balances, primarily due to differences of opinion as to the effect of claim acceleration and severity related to the estimation of loss and LAE reserve balances as of December 31, 2003. As a result of additional analysis performed by the Company resulting in a reserve adjustment recorded as of December 31, 2003, the Company and Ernst & Young LLP no longer have a disagreement.

ITEM 9A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, and with the participation of management, The MIIX Group's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures (as defined in the Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports The MIIX Group files under Section 15(d) of the Exchange Act.

There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Directors of the Company.

        See Part I of this Form 10-K.

(b)     Executive Officers of the Company.

        See Part I of this Form 10-K.

(c)     Section 16(a) Beneficial Ownership Reporting Compliance.

        Section 16(a) of the Exchange Act generally requires the Company's Executive Officers and Directors, and persons who own more than ten percent of the common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose in this Annual Report any reporting violations with respect to the fiscal year 2003, which came to the Company's attention based on a review of the applicable filings made by the Company's officers and directors with the SEC. Based solely on review of such forms received by it, no reporting person made a late filing under Section 16(a). The foregoing statements are based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and their written representations that such reports accurately reflect all reportable transactions and holdings.

(d)     Code of Ethics

        The Company adopted a Code of Ethics on December 10, 2003. The Company will provide to any person without charge a copy of such Code of Ethics upon request to: Corporate Secretary, The MIIX Group, Two Princess Road, Lawrenceville, New Jersey 08648.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth information concerning the compensation of (1) the Company's current Chairman and Chief Executive Officer, and (2) the five other most highly compensated Executive Officers of the Company for the year ended December 31 (collectively, the "Named Executive Officers").


SUMMARY COMPENSATION TABLE
                                      Annual Compensation                      Long-term Compensation
                                      -------------------                      ----------------------
                                                                   Other                      Securities
                                                                   Annual      Restricted     Underlying      All Other
Name and Principal                                                 Compensa    Stock          Options/SARs    Compensa-
Position                         Year    Salary($)    Bonus($)     Tion($)     Award (#)      (#)             Tion($)(6)
--------                         ----    ---------    -----        ----        -----          ---             ----------
Patricia A. Costante             2003    413,772      323,750(1)        0      250,000(2)          0           60,106
Chairman and                     2002    370,000      323,750           0            0             0           55,884
Chief Executive Officer          2001    259,038            0           0       10,000(3)     95,000            5,345

Allen G. Sugerman(4)             2003    350,000       50,000      78,886            0             0                0
Chief Financial Officer &        2002    158,869            0      54,082            0             0                0
Treasurer                        2001          0            0           0            0             0                0

Edward M. Grab                   2003    246,786      201,250(1)   97,257(5)   223,735(2)          0           22,276
Senior Vice President and        2002    229,423      201,250           0            0             0           25,232
Chief Actuary                    2001    199,237            0           0            0        35,000            5,358

Verice M. Mason                  2003    214,735       72,688(1)        0      225,510(2)          0            7,276
Senior Vice President and        2002    200,758       24,229           0            0             0           13,958
General Counsel                  2001    182,746       10,000           0            0         2,450           12,661

Catherine E. Williams            2003    181,056      123,750(1)        0      163,716(2)          0           17,579
Senior Vice President,           2002    164,039       41,250           0            0             0            9,828
Business Development and         2001    121,442            0           0            0        20,000           10,375
Corporate Secretary

William G. Davis                 2003    165,595       59,319(1)        0      173,262(2)          0            6,597
Senior Vice President, Claims    2002    157,718       19,772           0            0             0            5,938
                                 2001    142,446        5,000           0            0         2,450            5,007

(1) Includes retention payments under the Employee Retention Incentive Plan for Ms. Costante, Mr. Grab, Ms. Mason, Ms. Williams and Mr. Davis of $323,750, $201,250, $72,688, $123,750 and $59,319, respectively.

        In 2002, the Company developed an Employee Retention Incentive Plan (the "Retention Plan") to encourage key executives and employees to continue their employment with the Company. The Compensation Committee approved the Retention Plan in 2002 for eligible employees of the Company and the Underwriter. The Committee recognizes the importance of retaining key employees during this critical time as the Company actively engages in strategies to realize value for stockholders. The Retention Plan was offered to key supervisors and senior managers and certain key executives, including Ms. Costante, Ms. Mason, Ms. Williams, Mr. Grab and Mr. Davis. Cash payments under the Retention Plan were based on a percentage of salary and only vested if the employee was employed on the vesting dates set forth in the Plan or was terminated without cause. The Retention Plan was administered over the 18-month period which began March 5, 2002 and ended on September 5, 2003. In the event of a change of control, equity infusion into the Company in excess of $20 million, or the entry of an order of rehabilitation or liquidation of any of the Company's New Jersey insurance subsidiaries, the commencement of an involuntary proceeding of bankruptcy or a resolution of the Company to make a voluntary bankruptcy filing and the termination of the covered employee without cause, all Retention Plan payments would have accelerated and become immediately payable.

        Under the Retention Plan, key supervisors and senior managers were eligible to receive 15-50% of salary, key vice presidents from 25-50% of salary, senior vice presidents from 50-175% and the Chief Executive Officer was eligible to receive 175% of salary. Ms. Costante and Mr. Grab earned the balance of their retention payments on September 5, 2003, and the Company paid them $323,750 and $201,250, respectively, on that date. With respect to Ms. Costante and Mr. Grab, all payments received under the Retention Plan were used, after deduction for taxes, first to extinguish the outstanding balances and interest thereon under their respective stock loans. Ms. Mason, Ms. Williams and Mr. Davis were entitled to receive a total of $96,917, $165,000 and $79,092, respectively, under the Retention Plan. Ms. Mason, Ms. Williams and Mr. Davis earned twenty-five percent of their retention payments on March 5, 2003 and fifty percent on September 5, 2003, and the Company paid them a total of $72,688, $123,750 and $59,319, respectively.

        The Retention Plan is not provided in lieu of any annual performance incentive plan or arrangements maintained by the Company as part of its general compensation programs or as part of any Employment Agreement or similar instrument entered into between the Company and the Executives. The Retention Plan was filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.

(2) Amounts consist of shares of restricted common stock granted on February 26, 2003. The value of the restricted common stock on February 26, 2003, was $1,331,547. The table below represents the individual grants and vesting schedules.

                                                 Restricted
                                                    Stock       Restricted Stock        Total            Value of
                                Restricted        Retention         Promotion        Restricted      Restricted Common
   Named Executive Officer     Stock Bonus*         Bonus**          Bonus***        Stock Granted      Stock Granted
   -----------------------     ------------         -------          --------        -------------      -------------
  Patricia A. Costante               93,580         156,420                -            250,000             $321,250
  William G. Davis                   21,708         129,001            22,553           173,262             $222,642
  Edward M. Grab                     31,323         192,412                -            223,735             $287,499
  Verice M.  Mason                   28,545         167,315            29,650           225,510             $289,780
  Catherine E. Williams              22,471         141,245                -            163,716             $210,375
  Totals                            197,627         786,393            52,203         1,036,223           $1,331,547

  * Vests 100% on anniversary of the grant date, February 26, 2003.
  ** Vests 25% on each six month anniversary of the grant date, February 26, 2003.
  *** Vests 50% on each of the first and second anniversaries of the grant date, February 26, 2003.

(3) Amount consists of shares of restricted common stock granted on December 19, 2001. The value of the restricted common stock on December 19, 2001, was $117,900. The restricted common stock vests one-third on the third anniversary of the date of grant and one-third on each of the next two anniversaries of the grant date.

(4) Of the $350,000 listed under "Salary," $302,000 was paid to Altila Corporation. Of the $78,886 listed under Other Compensation, $56,853 was reimbursement for travel related expenses paid to Altila Corporation, $9,000 was for a car allowance and $13,033 was for flexible benefits paid to Mr. Sugerman as provided for in his Employment Agreement.

(5) On November 12, 2003, the Compensation Committee approved a retention program for Mr. Grab. Under the retention program, Mr. Grab's outstanding stock loan balance of $97,257 was forgiven subject to his continued employment with the Company through December 31, 2004.

(6)     Amounts in this column include the following:


                                                Matching
                                                Contributions under                           Group Term Life
Name and Principal                              Retirement Savings      Unused Vacation       Insurance Premiums
Position                               Year     Plan (401(K) Plan) ($)  Payments ($)          ($)
--------                               ----     ---------------------   ------------          ------------------

Patricia A. Costante                   2003             6,000           53,449                657
Chairman and                           2002             5,500           49,807                577
Chief Executive Officer                2001             5,100                0                245

William G. Davis                       2003             6,000                0                597
Senior Vice President, Claims          2002             5,387                0                551
                                       2001             4,521                0                486

Edward M. Grab                         2003             6,000           15,921                355
Senior Vice President and              2002             5,500           19,420                312
Chief Actuary                          2001             5,100                0                258

Verice M. Mason                        2003             6,000              821                455
Senior Vice President and              2002             5,500            8,059                399
General Counsel                        2001             5,100            7,327                234

Catherine E. Williams                  2003             6,000           11,421                158
Senior Vice President, Business        2002             5,500            4,190                138
Development and Corporate Secretary    2001             3,856            6,442                 77

Option Grant Table

There were no options granted to Executive Officers during the fiscal year ended December 31, 2003.

The following table sets forth information with respect to the exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2003.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR(1) AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                Number of Securities     Value of Unexercised
                                                                Underlying Unexercised   In-the-Money
                                Shares                          Options/SARs             Options/SARs at
                                Acquired on                     At Fiscal Year-End (#)   Fiscal Year-End ($)
                                Exercise      Value Realized    Unexercisable (U)/       Unexercisable (U)/
                                (#)(1)        ($)               Exercisable (E)          Exercisable (E)
                                ------        ---               ---------------          ---------------
                                                                 11,250  U               0        U
Patricia A. Costante            0             0                 103,750  E               0        E

                                                                      0  U               0        U
Allen G. Sugerman               0             0                       0  E               0        E

                                                                    613  U               0        U
William G. Davis                0             0                   6,837  E               0        E
                                                                      0  U               0        U
Edward M. Grab                  0             0                  55,000  E               0        E
                                                                    613  U               0        U
Verice M. Mason                 0             0                   6,837  E               0        E
                                                                      0  U               0        U
Catherine E. Williams           0             0                  25,000  E               0        E

(1) None of the Named Executive Officers exercised options during the fiscal year ended December 31, 2003.

Employment and Severance Agreements

Each of Mmes. Costante, Mason and Williams and Messrs. Sugerman, Grab and Davis (collectively, the "Executives") is party to an employment agreement with the Company dated December 19, 2001, March 19, 2002, October 31, 2001, July 17, 2003 and March 1, 2000, and March 19, 2002, respectively (each an "Employment Agreement"). Each Employment Agreement, except for Mr. Sugerman's Employment Agreement, is for an indefinite term, subject to the right of the Company and the Executive to terminate the Agreement in accordance with its terms. The Employment Agreements of Mmes. Costante, Mason and Williams and Messrs. Grab and Davis provide for an annual base salary of $370,000, $190,500, $115,000, $165,000 and $159,390, respectively. Under each of the Employment Agreements, other than Mr. Sugerman's and Ms. Costante's Employment Agreements, base salary may be adjusted as deemed appropriate by the Board taking into account the recommendation of the Chief Executive Officer. As of January 1, 2004, the annual base salary for Mmes. Costante, Mason and Williams and Messrs. Grab and Davis was $415,000, $215,000, $181,500, $247,250 and $165,765, respectively.

Mr. Sugerman's Employment Agreement is for a period of one year ending on July 17, 2004 and provides for a base salary of $48,000. In addition, the Company entered into agreement with Altila Corporation ("Altila") under which the Company leases from Altila the services provided by Mr. Sugerman as Chief Financial Officer of the Company. Under the agreement, the Company pays Altila $302,000 per year for Mr. Sugerman's services, plus reimbursement of Mr. Sugerman's reasonable out of pocket expenses. During 2003, the Company paid Altila $302,000 under this agreement for Mr. Sugerman's services. Mr. Sugerman is a principal of Altila. Mr. Sugerman's Employment Agreement has been extended for a period of one year through July 17, 2005 under the same terms and conditions.

Under each of the Employment Agreements, bonuses are payable at the discretion of the Board of the Company, based on the Company's and the individual Executive's achievement of certain goals and objectives established by the Board on an annual basis.

With respect to Mr. Sugerman, his Employment Agreement provides that he is eligible to receive an annual cash bonus of up to $225,000, at the discretion of the Company's Board, based on the achievement of specific goals and objectives. In addition, Mr. Sugerman's Employment Agreement provides that he is eligible to receive a transaction bonus upon the consummation of a major capital infusion into the Company in excess of $10 million or a sale or merger of the Company in exchange for consideration in excess of a certain amount, provided that either such transaction is initiated during the term of Mr. Sugerman's employment and closed no later than six months thereafter. The transaction bonus that Mr. Sugerman will be entitled to receive upon the consummation of such a transaction is: (a) in the case of a capital infusion into the Company, $17,500 for each $1 million in capital raised in excess of $10 million, up to a maximum of $350,000; and (b) $350,000 in the event of a sale or merger of the Company, for consideration of an amount in excess of $46.5 million, the Company's net book value at June 30, 2003. In the event of the consummation of a transaction or transactions involving both a capital infusion into and the sale or merger of the Company, Mr. Sugerman is entitled to receive only one transaction bonus, which shall be the greater of the two applicable bonuses.

In the event of the termination of the employment of any of the Executives, except Mr. Sugerman, by the Company without cause, their Employment Agreements provide for a continuation of their health benefits and severance pay of up to two years' base salary in the case of Ms. Costante and up to one year's base salary in the case of the other Executives or, in each case, if sooner, until the date upon which the Executive obtains new full-time employment. If termination occurs within six months of a change in control of the Company, in addition to a continuation of his or her health benefits, the terminated Executive will receive a severance payment in the amount of three years' base salary in the case of Ms. Costante and two years' base salary in the case of the other Executives other than Mr. Sugerman. In the event of the termination of employment of Mr. Sugerman without cause, his Employment Agreement provides for a continuation of his health benefits and base salary through the end of the term of his Employment Agreement and the prorated portion of any cash bonus earned through the date of any such termination of employment.

Under the terms of their Employment Agreements and the Company's Amended and Restated 1998 Long-Term Incentive Equity Plan, the Executives may be granted options to purchase common stock. The exercise price of each option is equal to the fair market value of the common stock on the grant date.

Deferred Compensation Plans

The Company is party to Deferred Compensation Agreements with each of Mmes. Costante, Mason and Williams and Messrs. Grab and Davis. Pursuant to their respective Agreements, the Executives may elect to defer payment of portions of their compensation and dividend equivalents awarded pursuant to the Company's Amended and Restated 1998 Long-Term Incentive Equity Plan. Interest is credited quarterly on the deferred amounts at a rate equal to the aggregate yield on the Company's investment portfolio, or at the request of the Executive, at a rate equal to the return associated with another investment. Distributions of benefits shall commence no earlier than March 1, 2005, in the case of Ms. Costante and Mr. Grab, March 19, 2007 in the case of Ms. Mason and Mr. Davis and October 31, 2006 in the case of Ms. Williams, but shall be accelerated upon the date that the applicable Executive ceases to be employed by the Company, or upon such Executive's death, whichever is the earliest to occur. As of December 31, 2003, Ms. Costante, Mr. Davis, Mr. Grab, Ms. Mason and Ms. Williams had deferred the receipt of $31,817, $0, $15,260, $0, and $1,106 respectively, pursuant to their Deferred Compensation Agreements. The Deferred Compensation Plan was terminated effective March 25, 2004. Deferred compensation that had accrued was paid to Ms. Costante, Mr. Grab and Ms. Williams in the amounts of $31,487, $15,404 and $1,117, respectively. In the case of Ms. Costante, payment received under the Deferred Compensation Plan was used, after deduction for taxes, first to extinguish the outstanding balance and interest thereon under her stock loan.

Pension Benefits

The Company has a retirement plan (the "Retirement Plan") that provides retirement benefits for substantially all employees of the Company. The Retirement Plan is an employee non-contributory, tax-qualified defined benefit pension plan. The Retirement Plan was amended effective April 1, 2000, and provides each covered employee with a notional account balance, which is credited with 3% of each year's basic annual compensation (if at least 1,000 hours of service are earned) up to Internal Revenue Code limits. Additionally, interest will be credited to the accounts each year based on the rate for five-year U.S. Treasury Bonds in the preceding November. The normal form of benefit payment from the Retirement Plan as amended April 1, 2000 is a single life annuity. Covered employees attaining age 21 and having completed 90 days of service are eligible to participate in the Retirement Plan. Covered employees who terminate employment prior to normal retirement may elect to defer receipt of their benefits until their normal retirement date, in which case they will continue to earn interest credits as described above.

The following table sets forth the compensation, service, and estimated annual benefits payable under the Retirement Plan to the following officers or employees assuming retirement at age 65:

ESTIMATED ANNUAL BENEFIT YEARS OF CREDITED SERVICE AT AGE 65

                                                   Current Years of
                                       Plan            Service       Annual
    Officer                        Compensation*       12/31/03     Benefit**
    -------                        -------------       --------     ---------

    Patricia A. Costante           $200,000               7          $ 20,076
    Allen G. Sugerman              $200,000               1          $  8,433
    William G. Davis               $165,766              23          $103,017
    Edward M. Grab                 $200,000               4          $ 14,733
    Verice M. Mason                $200,000               9          $ 18,292
    Catherine E. Williams          $181,000               7          $ 19,471

*For purposes of benefit projections, plan compensation is limited to $200,000. **Estimated annual benefit at age 65.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Part II of this Form 10-K.

The following table provides certain information with respect to the Company's equity compensation plans in effect as of December 31, 2003:


                                        Equity Compensation Plan Information


                                                                                              (c)
                                                                                      Number of securities
                                                                                    remaining available for
                                        (a)                         (b)              future issuance under
                              Number of securities to    Weighed-average exercise     equity compensation
                              be issued upon exercise      price of outstanding         plans (excluding
                              of outstanding options,     options, warrants AND     securities reflected in
Plan Category                   Warrants and Rights               Rights                  Column (A))
-------------                   -------------------               ------                  -----------
Equity compensation plans
approved by security
holders                                661,250*                   $8.33                      263,774

Equity compensation plans
not approved by security
holders                                      0                     0.00                            0
                                      ---------                   -----                     --------


Total                                 661,250*                    $8.33                      263,774

* Does not include outstanding restricted stock awards

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Company's director and executive compensation programs are administered by the Compensation Committee of the Board (the "Committee"). The Committee consists of three non-employee directors, who are appointed by the Board.

Executive Compensation

Executive Compensation Philosophy

The executive compensation philosophy has been adjusted to reflect the significant challenges and uncertainties inherent in managing the downsizing and run-off of the Company's insurance business, and the efforts to develop current and future business possibilities under its circumstances. It is critical that the Company retain the best talent possible in order to maximize the resources of the Company. The executive compensation philosophy is to: (i) provide competitive compensation and benefit levels to help the Company retain highly qualified executive employees, (ii) align compensation strategies with overall business objectives, and (iii) reward executive employees based on their performance. Under the current circumstances, the principal challenge that the Company's Compensation Committee faces is created by the Company's uncertain future, which the Committee believes makes it extremely difficult to attract new talent.

Executive Compensation Principles

The Company's executive compensation program is generally designed to best prevent executive attrition, to be competitive with compensation levels of a defined peer group of distressed companies, to reward performance against predetermined goals, and to recognize the changing nature of the Company's business and the challenges that it confronts. Competitive compensation levels are evaluated periodically based on an analysis by an independent third party of executive compensation of a public company peer group of distressed companies and relevant survey information. The Company has used cash and equity-based instruments to align executive rewards with the achievement of individual and corporate objectives. In light of the Company's current circumstances, the Committee also evaluated the likely compensation that would be required to be paid to run-off or re-organization specialists. Any change in executive compensation must be approved by the New Jersey Department of Banking and Insurance ("NJDOBI").

Employee Equity Ownership

The Company strives to ensure that stockholders and executive members of management share long-term common interests. The Committee believes that employee stock ownership and equity incentives strengthen the link between executive rewards and long-term corporate performance. In that regard, executive and other employees are eligible to receive grants of equity under the Company's 1998 Long-Term Incentive Equity Plan (the "Plan") which was approved by stockholders on July 15, 1998, and as amended and approved by the Board of Directors on September 15, 1999.

Elements of Executive Compensation

Compensation elements offered by the Company include the following:

Base Salaries

Base salaries for key executives are targeted to be at or below the median level of the peer group, and are subject to review and adjustment annually, based on individual performance.

Annual Cash Bonuses

Key executives are eligible for an annual incentive bonus based on achieving certain predetermined individual, and/or corporate operating and strategic objectives. Certain other members of the management team are eligible to receive bonuses based on individual and corporate performance. Although all senior executives achieved their individual performance goals for 2003, no cash bonuses were awarded because of the current financial condition of the Company. At the current time, the payment of any bonuses awarded would require the approval of the New Jersey Department of Banking and Insurance.

Long-Term Incentives

Equity grants are an important component of total compensation and provide a long-term incentive to participants to align performance with stockholders' interests. The Company offers executives and eligible management employees the opportunity to receive grants of stock (stock options, restricted Common Stock or performance stock) under the Plan.

Employee Retention Incentive

The Committee approved an Employee Retention Incentive Plan (the "Retention Incentive Plan") in 2002 for eligible employees of the Company and the New Jersey State Medical Underwriters, Inc. ("Underwriter"). The Committee recognizes the importance of retaining key employees during this critical time as the Company actively engages in strategies to realize value for stockholders. The Retention Incentive Plan was offered to key supervisors and senior managers and certain key executives, including Ms. Costante, Ms. Mason, Ms. Williams, Mr. Grab and Mr. Davis. Cash payments under the Retention Incentive Plan were based on a percentage of salary and only vested if the employee was employed on the vesting dates set forth in the Plan or was terminated without cause. The Retention Incentive Plan was administered over the 18-month period which began March 5, 2002 and ended on September 5, 2003. In the event of a change of control, equity infusion into the Company in excess of $20 million, or the entry of an order of rehabilitation or liquidation of any of the Company's New Jersey insurance subsidiaries, the commencement of an involuntary proceeding of bankruptcy or a resolution of the Company to make a voluntary bankruptcy filing and the termination of the covered employee without cause, all Retention Incentive Plan payments would have accelerated and become immediately payable.

Under the Retention Incentive Plan, key supervisors and senior managers were eligible to receive 15-50% of salary, key vice presidents from 25-50% of salary, senior vice presidents from 50-175% and the Chief Executive Officer was eligible to receive 175% of salary. Ms. Costante and Mr. Grab earned the balance of their retention payments on September 5, 2003, and the Company paid them $323,750 and $201,250, respectively, on that date. With respect to Ms. Costante and Mr. Grab, all payments received under the Retention Incentive Plan were used, after deduction for taxes, first to extinguish the outstanding balances and interest thereon under their respective stock loans. Ms. Mason, Ms. Williams and Mr. Davis were entitled to receive a total of $96,917, $165,000 and $79,092, respectively, under the Retention Incentive Plan. Ms. Mason, Ms. Williams and Mr. Davis earned twenty-five percent of their retention payments on March 5, 2003 and fifty percent on September 5, 2003, and the Company paid them a total of $72,688, $123,750 and $59,319, respectively.

Directors Compensation

Directors Compensation Philosophy

The compensation philosophy for non-employee Directors of the Company is to provide competitive compensation to best enable the Company to attract and retain highly qualified individuals.

Directors Compensation Elements

The Company provides Directors, who are not officers or employees of the Company or any of its subsidiaries, the following compensation: (i) an annual stipend of $40,000 per year for the Chairman of the Board, $25,000 for the Vice-Chairman of the Board, $15,000 for the Chairman of the Audit Committee, the Chairman of the Compensation Committee and Executive Committee members, and $10,000 for all other directors; (2) a per meeting fee of $1,200 and $600 for attendance at each Board or Committee meeting, respectively (directors who attend any Board or Committee meeting via telephone receive 25% of the meeting fee); and (3) an annual grant of 15,000 options on the Company's Common Stock, which vest 25% on the date of grant and 25% at each of the next three grant anniversary dates. The Directors have elected to suspend this grant for 2004. Director fees may be taken either in cash or in stock options; however, the Directors have elected to suspend this option for 2004. The number of stock option shares granted in lieu of the cash stipend is determined by the fair market value of the Company's stock on the date of grant. These options vest immediately. All stock options are granted at fair market value on the date of grant.

The total annual compensation for non-employee directors, including stipend and meeting fees is capped as follows: Chairman of the Board - $50,000; Vice-Chairman of the Board - $35,000; Chairman of the Audit Committee, Chairman of the Compensation Committee and Executive Committee members - $25,000; all other directors - $20,000. Directors serving in more than one of the positions listed above are subject to the highest applicable cap.

The Compensation Committee's Review of Chief Executive Officer Compensation is as follows.

Base Salary

Based on a review of the Chief Executive Officer's performance, it was determined that Ms. Costante achieved all of her individual performance goals in an exemplary manner. Under normal conditions, based on Ms. Costante's position, responsibility and accomplishments, the Committee would have considered a significant increase in base salary. Given the Company's financial condition, however, her base salary remains unchanged at $415,000. Ms. Costante was commended as an outstanding leader, especially in light of the many challenges facing the Company. The Chief Executive Officer's ability to skillfully manage relationships with regulatory authorities and stockholders and to retain and motivate key executives necessary to maximize the resources of the Company are examples of her extraordinary leadership abilities. Ms. Costante continues to demonstrate integrity, excellent communication skills and strategic focus.

Annual Incentive Compensation

The annual incentive plan goals for 2003 were based on a combination of corporate strategic initiatives, operating and financial, plus certain identified, individual performance measures. The operating and financial targets included goals for revenue, expense and net income before taxes. The corporate goals were not accomplished due primarily to the significant increase in loss reserves relating to prior years' business. Ms. Costante was eligible to receive incentive compensation related to attainment of individual goals under the Plan for 2003; however, in light of the Company's current financial situation, no cash bonus was awarded.

Long-Term Equity Awards

Stock options are another key element of the Chief Executive Officer's total compensation. Equity-based compensation produces a long-term link between stockholders and the rewards provided to key Executive Officers. Ms. Costante was eligible to receive a long-term incentive equity award related to attainment of individual goals under the Plan for 2003; however, in light of the Company's current financial situation, no equity award was granted. The Committee does not anticipate that any additional stock grants will be made.

March 10, 2004
A. Richard Miskoff, D.O., Chairman
Harry M. Carnes, M.D.
Bessie M. Sullivan, M.D.

Stock Performance Graph

The graph set forth below shows the cumulative total return to holders of the Company's Common Stock from July 30, 1999 to December 31, 2003, computed by dividing (X) the difference between the price per share at the beginning and end of such period by (Y) the share price at the beginning of the period assuming the reinvestment of all dividends paid on the Company's Common Stock during the period, and compares the return to the performance at the beginning and end of such period of the Standard & Poor's 500 Index and the Standard & Poor's Insurance (Property and Casualty) - 500 index. The graph assumes $100 invested on July 30, 1999 in the Company's Common Stock (at $17.80 per share), the Standard & Poor's Index and the Standard & Poor's Insurance (Property and Casualty) - 500 Index. The return for both Standard & Poor's indices assumes reinvestment of all dividends for the period.

                            CUMULATIVE TOTAL RETURN





                              [PERFORMANCE GRAPH]




                                    Base Period
COMPANY/INDEX                           7/30/99     12/31/99       12/29/00       12/31/01     12/31/02     12/31/03
-------------                       -----------     --------       --------       --------     --------     --------
The MIIX Group, Incorporated*               100        81.80          41.86          68.55         9.44         5.11
S&P 500 Index                               100       111.21          99.58          86.51        67.51        86.87
Insurance (P&C) - 500 Index                 100        80.32         122.53         110.82        98.79       124.86

        *The measurement period begins on the date of the Company's initial public offering.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MIIX HOLDINGS AND MIIX ADVANTAGE

On August 28, 2002, the Company and certain of its affiliates entered into a series of contracts with MIIX Advantage Holdings, Inc. ("MIIX Holdings") and MIIX Advantage, relating to, among other things, the transfer of insurance policy renewal rights to MIIX Advantage and the use of the "MIIX" name and associated marks by MIIX Holdings and MIIX Advantage. In connection with the transaction, the Company also agreed to provide certain management services to MIIX Advantage. The material contracts involved in the transaction include a:
(a) Management Services Agreement, (b) Non-Competition and Renewal Rights Agreement, and (c) Intellectual Property License Agreement (together, the "Agreements"). All of these Agreements were filed as exhibits to the Company's Form 8-K filed with the SEC on September 12, 2002.

The Company is currently negotiating the sale of certain assets of the Underwriter to MDAdvantage, although the transaction is not complete or binding at the present time.

Management Services Agreement

Under the Management Services Agreement, the Underwriter, a wholly-owned subsidiary of the Company, provides management and operational services to MDAdvantage for an initial term of eight years, and thereafter is automatically renewed for successive five-year terms unless the Company or MIIX Holdings provides notice to the other party of an intention not to renew within 24 months of the original or then current term of the agreement. The agreement also provides for termination in the event of a dissolution, liquidation or bankruptcy of the Company, the Underwriter, MDAdvantage or MIIX Holdings or upon a change of control of the Company or the Underwriter under certain circumstances. In exchange, MDAdvantage agrees to pay the Underwriter an amount equal to the direct costs incurred by the Underwriter in providing the services, an allocated amount of overhead costs (including without limitation employee compensation and benefits), and an incentive payment based on the ratio of MDAdvantage's operating expenses to premium revenues. In 2003, MDAdvantage paid the Underwriter approximately $3,879,000 under the Management Services Agreement.

Non-Competition and Renewal Rights Agreement

Under the Non-Competition and Renewal Rights Agreement, (i) the Company and its affiliates agreed not to compete with MIIX Advantage in connection with its New Jersey physician insurance business, (ii) MIIX Advantage is permitted to issue insurance policies to the Company's former policyholders after their current policies expire, and (iii) MIIX Holdings and MIIX Advantage agree not to engage in activities other than providing medical professional liability and associated general liability insurance to eligible New Jersey physicians. In exchange, MIIX Advantage agreed to pay a specified amount to the Company for each MIIX Advantage policy that MIIX Advantage issues to a former policyholder of the Company. The amount paid to the Company for each policy will be (i) ten percent (10%) of the gross written premiums received by MIIX Advantage, if no other commissions are payable by MIIX Advantage to an unaffiliated broker with respect to the policy, or (ii) three percent (3%) of the gross written premiums received by MIIX Advantage, if any other commissions are payable by MIIX Advantage to an unaffiliated broker. MIIX Advantage agrees to use its best efforts to issue insurance policies to the Company's former policyholders after their current policies expire. MIIX Advantage made payments to MIIX under the Non-Competition and Renewal Rights Agreement in 2003 in the amount of approximately $2,716,700.

Intellectual Property License Agreement

Under the Intellectual Property License Agreement, MIIX Holdings and MIIX Advantage may use the "MIIX" name, associated service marks and certain other intangible assets of the Underwriter (which holds the intellectual property assets of the Company and its affiliates), in connection with providing medical professional liability and associated general liability insurance to eligible New Jersey physicians. In exchange, MIIX Advantage paid the Underwriter $2,000,000 in 2002 under the Intellectual Property License Agreement.

Method for Determining Consideration

In the case of each of the agreements described above, the amounts payable by MIIX Holdings and/or MIIX Advantage to the Company were negotiated in a process designed to ensure that the terms were based on terms found in comparable transactions. Also, as part of the transactions, MIIX Holdings and MIIX Advantage agreed to reimburse the Company for the fees and expenses incurred by the Company in connection with the formation and capitalization of MIIX Holdings and MIIX Advantage. The agreements were submitted to the New Jersey Department and some of the terms in the agreements reflect changed terms requested by the New Jersey Department. Finally, the Company received an opinion from an independent investment bank engaged by the Company stating that, subject to other provisions contained in the opinion, the consideration to be received by the Company in connection with the Agreements was fair, from a financial point of view, to the Company. This opinion was filed with the Company's Form 8-K filed with the SEC on September 12, 2002.

Relationships between MIIX Holdings and MIIX Advantage and the Company

As of December 31, 2003, eight of the Company's ten Directors were directors of MIIX Holdings and MIIX Advantage, although the number of the Company's Directors serving on the MIIX Holdings and MIIX Advantage boards of directors will be reduced to no more than seven (7) in 2004, no more than six (6) in 2005 and no more than five (5) in 2006.

MIIX Advantage currently provides medical malpractice insurance coverage to Drs. Carnes, Miskoff, Hirsch, Sorger and Sullivan. The following Executive Officers serve, without additional compensation, as Executive Officers of MIIX Holdings and MIIX Advantage as of December 31, 2003: Ms. Costante, Mr. Sugerman, Ms. Williams, Mr. Grab, Mr. Davis, Mr. Roynan and Ms. Mason.

ALTILA CORPORATION

On July 17, 2003, the Company entered into an agreement with Altila under which Altila provides a leased employee, Allen Sugerman, to serve as Chief Financial Officer of the Company. Under the agreement, the Company pays Altila $302,000 per year for Mr. Sugerman's services as the Chief Financial Officer, plus reimbursement of Mr. Sugerman's reasonable out of pocket expenses. During 2003, the Company paid Altila $302,000 for Mr. Sugerman's services and $56,853 for travel and related expenses under this agreement. Mr. Sugerman is a principal of Altila.

STOCK PURCHASE AND LOAN AGREEMENTS

The Company is party to Stock Purchase and Loan Agreements with each of Ms. Costante and Mr. Grab (the "Stock Purchase and Loan Agreements"). The proceeds of such loans were used to purchase unregistered shares of common stock from the Company at the price of the common stock as of the date the loans were made. The interest rate charged on the amounts outstanding under each loan is 6.21% for Ms. Costante and Mr. Grab, compounded annually. Each loan is for a term of five years and provides for full recourse against the borrower.

On March 5, 2002, the Stock Purchase and Loan Agreements were amended and Ms. Costante and Mr. Grab tendered the stock each had purchased to the Company, to apply the proceeds to their respective outstanding loan balances. In addition, Ms. Costante and Mr. Grab each received a payment under the Retention Plan on September 5, 2003, which each applied to further reduce their respective outstanding loan balances. As of March 5, 2004, Ms. Costante's obligation was $45,706 and Mr. Grab's obligation was $0. The maturity date of Ms. Costante's loan is March 1, 2005.

The largest amount outstanding under the Stock Purchase and Loan Agreements during 2003 for Ms. Costante and Mr. Grab was $229,443 and $195,946, respectively.

During 2003, Mr. Grab's outstanding loan balance of $97,257 was forgiven as a retention incentive subject to his continued employment with the Company through December 31, 2004. Should Mr. Grab voluntarily resign from the Company prior to December 31, 2004, he will be obligated to repay the then outstanding loan balance, including accrued interest, according to the terms of the Stock Loan Repayment Agreement and Note, as amended.

At December 31, 2003, the Company determined the outstanding loan balance due from a former executive officer of the Company was uncollectible. The Company wrote off the $2.0 million balance at December 31, 2003.

The Stock Loan Repayment Agreements are filed with the SEC as an exhibit to the Company's Form 10-K filing for the year ended December 31, 2001.

The Company believes that the terms of the transactions described above are fair to the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Audit Committee appointed Ernst & Young LLP as independent auditors to audit the financial statements of the Company for fiscal years 2003 and 2002. Annual audit fees for the 2003 and 2002 fiscal years were $818,600 and $492,000, respectively.

All Other Fees

All other fees for audit related services for the 2003 and 2002 fiscal years were $0 and $259,000, respectively, and for all other non-audit services were $0 and $26,348, respectively.

Other Matters

The Audit Committee has considered whether the provision of the non-audit services described above and other non-audit services is compatible with maintaining the independence of its independent auditors, Ernst & Young LLP, and has determined that such services does not impair the independence of Ernst & Young LLP. The Audit Committee pre-approves all auditing services and permitted non-audited services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Committee prior to the completion of the audit.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) and (d)

        The financial statements filed as part of this Report are listed on the Index to Financial Statements and Schedules on page F-1. The required schedules filed as part of this Report are identified on the Index to Financial Statements and Schedules on page F-1 of this Report. All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are inapplicable or the required information is included in the consolidated financial statements, and therefore omitted.

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

   10.74 Employment Agreement between and among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and Allen G. Sugerman dated July 17, 2003 (incorporated by reference to the exhibit filed with the registrant's Form 8-K as filed with the Securities and Exchange Commission on July 22, 2003 (file no. 001-14593)).

   10.75* Employment Agreement among The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc., and James P. Roynan, dated December 18, 2002. (incorporated by reference to the exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 001-14593)).

   10.76* Non-Qualified Deferred Compensation Agreement by and between The MIIX Group, Incorporated, New Jersey State Medical Underwriters, Inc. and

                James P. Roynan (incorporated by reference to the Exhibit filed with the registrant's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 (file no. 00L-14593)).

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

   10.86 + Lease Agreement, dated as of November 25, 2003 by and between New Jersey State Medical Underwriters, Inc. and Gordon Lawrenceville Realty Associates, L.L.C.

   10.87 + Amendment to Lease, dated as of June 22, 2004 by and between New Jersey State Medical Underwriters, Inc. and Gordon Lawrenceville Realty Associates, L.L.C.

   10.88 + Second Amendment to Lease, dated as of October 1, 2004 by and between New Jersey State Medical Underwriters, Inc. and Gordon Lawrenceville Realty Associates, L.L.C.

   11 No statement regarding the computation of per share earnings is required to be filed because the computations can be clearly determined from the materials contained herein.

   21.1 Subsidiaries of The MIIX Group, Incorporated (incorporated by reference to the exhibit filed with the registrant's registration statement on Form S-1 (Reg. No. 333-59371)).

   23.1 +       Consent of Independent Auditors.

   31.1 + Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 + Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 + Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 + Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*       Represents a management contract or compensatory plan or arrangement.
+       Filed herewith.

(b)     Reports on Form 8-K

A current report on Form 8-K, dated October 30, 2003, was filed by the Company to furnish the text of a press release issued on October 29, 2003, announcing third quarter 2003 financial results of operations.

A current report on Form 8-K, dated November 17, 2003, was filed by the Company to provide a current Financial Supplement.

A current report on Form 8-K, dated January 27, 2004, was filed by the Company to announce the departure of William G. Davis, Senior Vice President, Claims and James P. Roynan, Senior Vice President, Information Systems, effective January 26, 2004.

A current report on Form 8-K, dated February 5, 2004, was filed by the Company to furnish the text of a press release issued on February 5, 2004, announcing it has advised the New Jersey Department of Banking and Insurance of the need to increase its loss and allocated loss adjustment expense reserves based on the progress of the annual audit to date.

A current report on Form 8-K, dated March 18, 2004, was filed by the Company to furnish the text of a press release issued March 17, 2004, announcing that the loss and allocated loss adjustment expense reserve adjustment required continues to be under review.

A current report on Form 8-K, dated March 31, 2004, was filed by the Company to furnish the text of a press release issued March 31, 2004, announcing that the Company filed notice with the Securities and Exchange Commission on Form 12b-25 to extend the period in which it intends to file its Annual Report on Form 10-K.

A current report on form 8-K, dated April 14, 2004, was filed by the company to furnish the text of a press release issued April 14, 2004, announcing the continuing review of financials and delay of filing annual report on Form 10-K.

A current report on Form 8-K, dated May 14, 2004, was filed by the Company to furnish the text of a press release issued May 14, 2004, announcing an acquisition offer, extension on filing of statutory statements and appointment of administrative supervisor.

A current report on Form 8-K, dated July 8, 2004, was filed by the Company to furnish the text of a press release issued July 8, 2004, announcing that it has received a preliminary memorandum of terms for the acquisition of MIIX Insurance Company, New Jersey State Medical Underwriters, Inc. and certain other subsidiaries.

A current report on Form 8-K, dated August 4, 2004, was filed by the Company to furnish the text of a press release issued August 4, 2004, announcing that MIIX Insurance Company has obtained a further extension of the filing date for its 2003 annual audited financial report with the New Jersey Department of Banking and Insurance and substantial reserve adjustment.

A current report on Form 8-K, dated August 24, 2004, was filed by the Company to furnish the text of a press release issued August 24, 2004, announcing that the New Jersey Department of Banking and Insurance has filed an application for an Order to Show Cause seeking to place one of its insurance subsidiaries, MIIX Insurance Company, in rehabilitation.

A current report on Form 8-K, dated September 30, 2004, was filed by the Company to furnish the text of a press release issued September 30, 2004, announcing that that the Superior Court of New Jersey entered an Order on September 28, 2004, placing MIIX Insurance Company, a subsidiary of The MIIX Group, Inc., into rehabilitation and naming the Commissioner of the New Jersey Department of Banking and Insurance as Rehabilitator with immediate and exclusive control over the business and property of MIIX Insurance.

A current report on Form 8-K, dated November 15, 2004, was filed by the Company to furnish the text of a press release issued November 15, 2004, announcing that Scott L. Barbee resigned from the Board of Directors effective October 13, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MIIX GROUP, INCORPORATED

                                       By:  /s/ PATRICIA A. COSTANTE
                                            ------------------------------------
                                                    Patricia A. Costante
                                            Chairman and Chief Executive Officer

                                                     November 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                                   Title                         Date
           ----                                   -----                         ----

/s/ PATRICIA A. COSTANTE               Chairman and Chief Executive
---------------------------            Officer
Patricia A. Costante                   (principal executive officer)       November 15, 2004


/s/ ALLEN G. SUGERMAN
----------------------------           Chief Financial Officer
Allen G. Sugerman                      (principal financial and
                                       accounting officer)                 November 15, 2004


/s/ ANGELO S. AGRO                     Director
----------------------------
Angelo S. Agro, M.D.                                                       November 15, 2004


/s/ HARRY M. CARNES                    Director
----------------------------
Harry M. Carnes, M.D.                                                      November 15, 2004


/s/ DOMINICK D'AGOSTA                  Director
----------------------------
Dominick D'Agosta                                                          November 15, 2004


/s/ PAUL J. HIRSCH                     Director
----------------------------
Paul J. Hirsch, M.D.                                                       November 15, 2004


/s/ MARTIN L. SORGER                   Director
----------------------------
Martin L. Sorger, M.D.                                                     November 15, 2004


/s/ BESSIE M. SULLIVAN                 Director
----------------------------
Bessie M. Sullivan, M.D.                                                   November 15, 2004

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.....................F- 2
Consolidated Balance Sheets as of December 31, 2003 and 2002................F- 3
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................................F- 4
Consolidated Statements of Stockholders' Equity (Deficiency)for
  the three years ended December 31, 2003, 2002 and 2001....................F- 5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................................F- 6
Notes to Consolidated Financial Statements..................................F- 7
Schedule I -- Summary of Investments -- Other than
  Investments in Related Parties............................................F-29
Schedule II -- Condensed Financial Information of Registrant................F-30



(ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE OMITTED FOR THE REASON THAT THEY ARE NOT APPLICABLE OR THE INFORMATION IS OTHERWISE CONTAINED IN THE FINANCIAL STATEMENTS).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The MIIX Group, Incorporated

We have audited the accompanying consolidated balance sheets of The MIIX Group, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules referred to at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The MIIX Group, Incorporated and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The Company has prepared the accompanying financial statements assuming the Company will continue as a going concern. As more fully described in Notes 3, 9 and 17, as a result of significant increases reported by MIIX Insurance Company, a wholly-owned subsidiary of the Company, in the liability for unpaid losses and loss adjustment expenses, the Company reported a deficiency in stockholders' equity as of December 31, 2003. This increase in the liability for unpaid losses and loss adjustment expenses reported by MIIX Insurance Company resulted in the State of New Jersey entering, on September 28, 2004, an Order of Rehabilitation of MIIX Insurance Company. Pursuant to the Order of Rehabilitation the immediate and exclusive control over the business and property of MIIX Insurance Company was placed with the New Jersey Department of Banking and Insurance. As a result of these actions, the Company is attempting the wind-down of its business activities. The potential consequences of these conditions and those described in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, during 2002 the Company changed its method of accounting for goodwill, and during 2001 the Company changed its method of accounting for certain investments.


/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
November 15, 2004


                                          THE MIIX GROUP, INCORPORATED

                                           CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share amounts)


                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   2003                 2002
                                                                                -----------         -----------
                                                     ASSETS
Securities available-for-sale:
  Fixed maturity investments, at fair value (amortized cost:
     2003 - $680,797; 2002 - $771,414) .................................        $   695,735         $   788,580
  Equity investments, at fair value (cost: 2003 - $2,781;
     2002 - $4,804) ....................................................              3,226               5,187
  Short-term investments, at cost, which approximates fair
     value .............................................................             56,468             262,537
                                                                                -----------         -----------
      Total investments ................................................            755,429           1,056,304
Cash ...................................................................             18,081               4,667
Accrued investment income ..............................................              6,520               8,339
Premium receivable, net ................................................                708               7,602
Prepaid reinsurance premiums ...........................................                  0               3,053
Reinsurance recoverable on unpaid losses ...............................            425,785             457,005
Reinsurance recoverable on paid losses, net ............................             31,874              31,822
Deferred policy acquisition costs ......................................                  0               1,016
Other assets ...........................................................             40,242              47,055
                                                                                -----------         -----------
      Total assets .....................................................        $ 1,278,639         $ 1,616,863
                                                                                ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
Unpaid losses and loss adjustment expenses .............................        $ 1,218,957         $ 1,151,635
Unearned premiums ......................................................                  0              25,262
Premium deposits .......................................................                  0                 209
Funds held under reinsurance treaties ..................................            292,126             332,741
Other liabilities ......................................................             46,077              65,750
                                                                                -----------         -----------
      Total liabilities ................................................          1,557,160           1,575,597
                                                                                -----------         -----------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value, 50,000,000 shares
   authorized, no shares issued and outstanding ........................                  0                   0
Common stock, $0.01 par value, 100,000,000 shares
   authorized, 16,538,005 shares issued,(2003 - 14,497,536
   shares outstanding; 2002 - 13,382,173 shares outstanding) ...........                166                 166
Additional paid-in capital .............................................             40,270              53,909
Retained earnings (deficit) ............................................           (301,402)             13,323
Treasury stock, at cost (2003 - 2,040,469 shares;
    2002 - 3,155,832 shares) ...........................................            (25,115)            (40,199)
Stock purchase loans and unearned stock compensation ...................             (2,617)             (3,662)
Accumulated other comprehensive income .................................             10,177              17,729
                                                                                -----------         -----------
      Total stockholders' equity (deficiency) ..........................           (278,521)             41,266
                                                                                -----------         -----------
      Total liabilities and stockholders' equity (deficiency)                   $ 1,278,639         $ 1,616,863
                                                                                ===========         ===========


                                             See accompanying notes


                                                                                                             F-3


                                       THE MIIX GROUP, INCORPORATED

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)


                                                                      YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                              2003              2002              2001
                                                            ---------         ---------         ---------
REVENUES
Net premiums earned ................................        $ (26,078)        $ 100,220         $ 146,852
Net investment income ..............................           35,930            60,838            80,193
Realized investment losses .........................           (1,597)           (3,521)           (2,184)
Other revenue ......................................            7,126             7,439             8,439
                                                            ---------         ---------         ---------
          Total revenues ...........................           15,381           164,976           233,300
                                                            ---------         ---------         ---------

EXPENSES
Losses and loss adjustment expenses ................          270,939           196,487           250,768
Underwriting expenses ..............................           22,249            33,125            47,121
Funds held charges .................................           42,996            54,209            42,476
Other expenses .....................................              691             3,454             3,404
Restructuring charge ...............................                0             2,552                 0
                                                            ---------         ---------         ---------
          Total expenses ...........................          336,875           289,827           343,769
                                                            ---------         ---------         ---------
Loss before income taxes and cumulative effect of an
     accounting change .............................         (321,494)         (124,851)         (110,469)
Income tax provision (benefit) .....................           (6,769)          (11,240)           41,892
                                                            ---------         ---------         ---------
  Net loss before cumulative effect of an
       accounting change ...........................         (314,725)         (113,611)         (152,361)
     Cumulative effect of an accounting change,
       net of tax ..................................                0            (2,373)           (5,283)
                                                            ---------         ---------         ---------
          Net loss .................................        $(314,725)        $(115,984)        $(157,644)
                                                            =========         =========         =========
Basic and diluted loss per share before cumulative
     effect of an accounting change ................        $  (23.42)        $   (8.49)        $  (11.27)
Cumulative effect of an accounting change ..........             0.00             (0.18)            (0.39)
                                                            ---------         ---------         ---------
Basic and diluted loss per share of common stock ...        $  (23.42)        $   (8.67)        $  (11.66)
                                                            =========         =========         =========

Dividend per share of common stock .................        $    0.00         $    0.00         $    0.20
                                                            =========         =========         =========


                                          See accompanying notes


                                                                                                       F-4


                                                    THE MIIX GROUP, INCORPORATED

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                             For the Three Years Ended December 31, 2003
                                                (In thousands, except share amounts)

                                                                                                 Stock      Accum-
                                                                                               Purchase     ulated
                                   Number                                                        Loans      Other
                                     of                                                           and       Compre-      Total
                                   Shares                Additional    Retained                Unearned     hensive   Stock-holders'
                                    Out-       Common      Paid-In     Earnings     Treasury     Stock       Income      Equity
                                  standing      Stock      Capital     (Deficit)     Stock    Compensation   (Loss)    (Deficiency)
                                ------------  ---------  -----------  -----------  ---------- ------------ ---------- --------------
Balance at January 1, 2001....   13,563,938       $166      $53,716     $289,655    $(38,897)     $(5,929)   $(9,270)      $289,441
  Net loss....................                                          (157,644)                                          (157,644)
  Other comprehensive income
     (loss), net of tax.......
     Net unrealized
       appreciation on
       securities available-
       for-sale, net of
       deferred taxes.........                                                                                 2,431          2,431
  Stock purchase and loan
     agreement activities.....      (86,049)                    (66)                    (840)         454                      (452)
  Stock compensation..........        1,440                     222                      101           31                       354
  Treasury stock activity,
     net......................          431                      55                        5                                     60
  Cash dividends to
     stockholders.............                                            (2,704)                                            (2,704)
                                ------------  ---------  -----------  -----------  ---------- ------------ ---------- --------------

Balance at December 31, 2001..   13,479,760        166       53,927      129,307     (39,631)      (5,444)    (6,839)       131,486
  Net loss....................                                          (115,984)                                          (115,984)
  Other comprehensive income
     (loss), net of tax.......
     Net unrealized
       appreciation on
       securities available-
       for-sale, net of
       deferred taxes.........                                                                                24,568         24,568
  Stock purchase and loan
     agreement activities.....     (110,061)                                            (729)       1,782                     1,053
  Stock compensation and
     treasury stock activity..       12,474                     (18)                     161                                    143
                                ------------  ---------  -----------  -----------  ---------- ------------ ---------- --------------

Balance at December 31, 2002..   13,382,173        166       53,909       13,323     (40,199)      (3,662)    17,729         41,266
  Net loss....................                                          (314,725)                                          (314,725)
  Other comprehensive income
     (loss), net of tax.......
     Net unrealized
       depreciation on
       securities available-
       for-sale, net of
       deferred taxes.........                                                                                (7,552)        (7,552)
  Stock purchase and loan
       agreement activities...      (75,529)                                             (85)       2,285                     2,200
  Stock compensation and
       treasury stock
       activity...............    1,190,892                 (13,639)                  15,169       (1,240)                      290
                                ------------  ---------  -----------  -----------  ---------- ------------ ---------- --------------

 Balance at December 31, 2003.   14,497,536       $166      $40,270    $(301,402)   $(25,115)    $(2,617)    $10,177      $(278,521)
                                ============  =========  ===========  ===========  ========== ============ ========== ==============


                                                       See accompanying notes


                                                                                                                                 F-5

                                      THE MIIX GROUP, INCORPORATED

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)


                                                                    YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                            2003              2002              2001
                                                          ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .........................................        $(314,725)        $(115,984)        $(157,644)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Cumulative effect of an accounting change, net
       of tax ....................................                0             2,373             5,283
    Stock based compensation .....................            2,161                50               (50)
    Unpaid losses and loss adjustment expenses ...           67,322           (45,363)           54,468
    Unearned premiums ............................          (25,262)          (63,336)           17,565
    Premium deposits .............................             (209)          (18,719)            3,310
    Premium receivable, net ......................            6,894            12,944           (10,781)
    Reinsurance balances, net ....................           (6,394)           (2,321)           (3,085)
    Deferred policy acquisition costs ............            1,016             3,400            (1,390)
    Realized investment losses ...................            1,597             3,521             2,184
    Depreciation, accretion and amortization .....            3,628            (1,134)           (2,482)
    Accrued investment income ....................            1,819             4,922             2,813
    Net investment in direct financing leases ....                0            32,101            (5,104)
    Other assets .................................            1,429            15,044            53,467
    Other liabilities ............................          (19,673)           (9,247)           17,110
                                                          ---------         ---------         ---------
Net cash used in operating activities ............         (280,397)         (181,749)          (24,336)
                                                          ---------         ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed maturity investment sales ....          660,831           859,469           503,153
Proceeds from fixed maturity investments matured,
  called or prepaid ..............................          209,005           157,157           115,121
Proceeds from equity investment sales ............            2,028             2,484             2,132
Cost of investments acquired .....................         (784,450)         (729,135)         (505,880)
Change in short-term investments, net ............          206,068           (96,036)          (84,210)
                                                          ---------         ---------         ---------
Net cash provided by investing activities ........          293,482           193,939            30,316
                                                          ---------         ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings .                0                 0             3,199
Repayment of notes payable and other borrowings ..                0           (10,699)           (7,232)
Employee stock purchase loan repayment ...........              414             1,877               747
Purchase of treasury stock .......................              (85)             (730)                0
Cash dividends to stockholders ...................                0                 0            (2,704)
Subordinated loan certificates redeemed ..........                0                 0              (152)
                                                          ---------         ---------         ---------
Net cash used in financing activities ............              329            (9,552)           (6,142)
                                                          ---------         ---------         ---------

Net change in cash ...............................           13,414             2,638              (162)
Cash, January 1 ..................................            4,667             2,029             2,191
                                                          ---------         ---------         ---------
Cash, December 31 ................................        $  18,081         $   4,667         $   2,029
                                                          =========         =========         =========


                                         See accompanying notes


                                                                                                     F-6

                          THE MIIX GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND RELATED MATTERS

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), and its subsidiaries Lawrenceville Holdings, Inc. ("LHI") and MIIX Insurance Company of New York ("MIIX New York"), and New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company").

Until September 1, 2002, the Company provided a wide range of insurance products to the medical profession and health care institutions. The primary business of the Company prior to September 1, 2002, was medical professional liability insurance and it issued claims-made, modified claims-made with prepaid extended reporting endorsements and occurrence basis policies.

As a result of unexpected and unprecedented increases in loss and Loss Adjustment Expense ("LAE") reserves during the past three years, the Company has been subjected to a number of adverse developments. As a result of significant adjustments to loss and LAE reserves, the Company's capitalization has significantly weakened and the Company has, among other things:

o Ceased writing insurance in 2002 in all states and placed the insurance operations of MIIX into solvent runoff;
o Sold renewal rights in 2002 to certain of its business and licensed the "MIIX" name and certain trademarks to a New Jersey insurance company, MIIX Advantage Insurance Company of New Jersey ("MIIX Advantage");
o MIIX, the primary insurance subsidiary of the Company, entered into an Order with the New Jersey Department of Banking and Insurance ("New Jersey Department") in 2003 that set forth the framework for the regulatory monitoring of MIIX and established certain operating limitations on MIIX.

The significant increases in loss and LAE reserves ultimately led, on September 28, 2004, to the Superior Court of New Jersey entering an Order placing MIIX into rehabilitation and naming the Commissioner of the New Jersey Department as Rehabilitator with immediate and exclusive control over the business and property of MIIX. See Note 17.

Prior to the Order of Rehabilitation, the Company's principal sources of funds were dividends and other permissible payments from its subsidiaries and revenues from its non-insurance operations. Subsequent to the Order of Rehabilitation, the Company's principal source of funds is derived from the management contract with MIIX Advantage. The Company does not believe that its cash flow will be sufficient to allow it to continue to operate. Accordingly, the Company continues the wind-down of its business activities.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The significant accounting policies followed by the Company that materially affect financial reporting are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group and its wholly-owned subsidiaries, MIIX and the Underwriter. MIIX owns 100% of LHI, a property and casualty insurance holding company, which owns 100% of MIIX New York. The Underwriter's principal wholly-owned subsidiaries include Medical Brokers, Inc., an insurance agency, Reinsurance Services, Inc. (formerly Pegasus Advisors, Inc.), an inactive reinsurance intermediary, MIIX Healthcare Group, an inactive healthcare consulting firm, and Lawrenceville Re, Ltd. ("Lawrenceville Re"), a Bermuda-domiciled reinsurance company. Effective April 30, 2002, the Company sold substantially all the assets of

Administrative and Information Management Services, Inc. (formerly Hamilton National Leasing Corporation). On December 31, 2003, MIIX completed the merger of Lawrenceville Property and Casualty Company ("LP&C") into MIIX. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Intangible Assets

Intangible assets consist primarily of $1.0 million of goodwill, resulting from the acquisition of subsidiaries. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized as an expense, but instead is reviewed and tested for impairment under a fair value approach at least annually, or more frequently as a result of an event or change in circumstances that would indicate impairment may be necessary. On January 1, 2002, the Company recorded a $2.4 million impairment related to goodwill, net of $0 tax ($0.18 per diluted share).

The Company completed its annual assessment of goodwill during the fourth quarter of 2003, which resulted in an impairment of $1.8 million. Due to the Company's current financial condition, management considered recent third-party purchase offers made for the assets associated with the goodwill and deemed the write-down to be appropriate based on these offers.

Software Development Costs

Costs incurred in the development of software used for Company operations are capitalized and amortized over a useful life ranging from three to five years.

Losses and Loss Adjustment Expenses

Estimates for unpaid losses and LAE are based on the Company's evaluation of reported claims and actuarial analyses of the Company's operations since its inception, including assumptions regarding expected ultimate losses and reporting patterns, and estimates of future trends in claim severity and frequency. The Company's philosophy is to have a disciplined process consistently applied in setting and adjusting loss and LAE reserves. Although variability is inherent in such estimates, recorded loss and LAE reserves represent management's best estimate of the remaining costs of settling all incurred claims. Changes in the Company's estimate of ultimate claim costs are recognized in the period in which the Company's estimate of those ultimate costs is changed. These estimates are reviewed regularly and any adjustments to prior year reserves are reflected in current year operating results. See Note 3 for the discussion of loss and LAE reserves.

The Company offered pure occurrence coverage from 1977 through 1986 and a form of occurrence coverage, "modified claims-made," from 1987 to August 31, 2002 through its Permanent Protection Plan ("PPP") policy. The PPP policy provides coverage for claims reported during the policy period as well as, under the extended reporting endorsement, claims reported after the termination of the policy (for any reason), and thus is reserved on an occurrence basis. The Company also offered traditional claims-made and occurrence coverages, which are reserved on a claims-made or occurrence basis, as appropriate.

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

Reclassification

Certain prior year amounts in the Company's financial statements have been reclassified to conform to the 2003 financial statement presentation.

Cash Flow Reporting

For purposes of reporting cash flows, cash consists of amounts held at banks, cash in money market accounts and time deposits with original maturities of three months or less.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees and board members with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the dates of grant, no compensation expense is recognized.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are calculated on the weighted-average number of common shares and common share equivalents outstanding.

Segment Information

The Company's operations are classified into one reportable segment: providing professional liability and related insurance coverages to the healthcare industry. In connection therewith, the Company generally offered, through August 31, 2002, three products: occurrence policies, claims-made policies with prepaid tail coverage and claims-made policies, varying by market. The Company distributed its products both directly to the insureds and through intermediaries.

Recent Accounting Pronouncements

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based compensation -- Transition and Disclosure." This Statement, which amends Statement No. 123, "Accounting for Stock-Based Compensation," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. These additional disclosures are in Note 14 of Notes to Consolidated Financial Statements.

3.   LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the liability for unpaid losses and LAEs is summarized as follows:

                                                                  Years Ended December 31,
                                                       ----------------------------------------------
                                                          2003              2002              2001
                                                       ----------        ----------        ----------
                                                                       (In thousands)
Balance as of January 1, net of reinsurance
  recoverable of $457.0 million, $463.3
  million and $432.0 million, respectively ....        $  694,630        $  733,723        $  710,484

Incurred related to:
  Current year ................................            33,582           146,619           203,975
  Prior years .................................           237,357            49,868            46,793
                                                       ----------        ----------        ----------
Total incurred ................................           270,939           196,487           250,768
                                                       ----------        ----------        ----------
Paid related to:
  Current year ................................               350             2,648             2,571
  Prior years .................................           172,047           232,932           224,958
                                                       ----------        ----------        ----------
Total paid ....................................           172,397           235,580           227,529
                                                       ----------        ----------        ----------
Balance as of December 31, net of reinsurance
  recoverable .................................           793,172           694,630           733,723
Reinsurance recoverable .......................           425,785           457,005           463,275
                                                       ----------        ----------        ----------
Balance as of December 31, gross of reinsurance        $1,218,957        $1,151,635        $1,196,998
                                                       ==========        ==========        ==========

2001, 2002, 2003 ADJUSTMENTS. In 2001 and 2002, prior year gross loss and LAE reserves were adjusted by $117.9 million ($46.8 million net of reinsurance) and $161.2 million ($49.9 million net of reinsurance), respectively, to reflect adverse development on several lines of business including New Jersey and other states' physicians, Pennsylvania hospitals and hospital excess. The adjustments were related to increases in severity and frequency.

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

Specific factors in management's actuarial analysis that give rise to the coverage year development in 2002 were increased loss severity, re-underwriting initiatives undertaken by the Company since 1999 and the acceleration of claim reporting, settlement and payments experienced by the Company during 2002.

The continued increase in severity of claims was particularly noted in the physician book in Texas, Ohio and New Jersey, and in the hospital book in Pennsylvania and all other markets in 2002. The majority of the adverse development in all markets was observed in coverage years prior to 2000. A significant acceleration of claim reporting was observed in the first half of 2002 in Pennsylvania attributable to a rush to file suits ahead of pending tort reform legislation in this state. The Pennsylvania book also showed indications of acceleration of the claim settlement process, which the Company believes is attributable to its runoff status, lifting of stays that had delayed many cases and general efforts by the Pennsylvania court system to clear the backlog of cases. The New Jersey physician book showed significant acceleration in the claim settlement process in the latter half of 2002 with claim settlement rates in some of the older coverage years (1998 and prior)

100% or more above expected levels. The Company believes the acceleration in New Jersey is attributable to its runoff status, as well as the continued effects of the "Best Practices" initiative mandated by the New Jersey Supreme Court in September 2000.

These trends continued in 2003 and were complicated by acceleration in the claims process attributable to tort and judicial reform in Pennsylvania and New Jersey and the impact on the internal claim process of the Company entering voluntary solvent runoff in 2002. After extensive analyses, the Company's prior year gross loss and LAE reserves were adjusted by $353.0 million ($237.4 million net of reinsurance) at December 31, 2003. The increase was primarily attributable to adverse development and increased severity in New Jersey and Pennsylvania physician lines of business and the hospital excess lines in all jurisdictions.

The 2003 adjustments were established as a result of an extensive process, which included an internal actuarial review of data valued at September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, an external opining actuarial review of data valued at September 30, 2003, December 31, 2003 and June 30, 2004 and an external actuarial review performed in conjunction with filing MIIX's Annual Audited Statutory Financial Statements.

The reason for the extensive actuarial analyses on multiple quarters of data was to determine how much of the development in the loss experience of the Company from quarter to quarter was attributable to acceleration in the claim handling process and environment as opposed to adverse development in terms of increased severity.

Management and 2 external actuarial analyses concur that there is acceleration in the development of the Company's data; however, determining what portion is acceleration and what portion is adversity is extremely difficult. Management sought out multiple actuarial reviews over four successive quarters of development data to evaluate the volatile data. The extreme uncertainty in the data and analyses has been the result of several factors.

The Company's entry into runoff in 2002 resulted in a continuous decline of policies in force during 2003, with no policies remaining in force as of December 31, 2003. This caused a significant and continuing decrease in new claim reports as well as an overall significant decrease in total pending claims. The decreased pending claims and especially the decreased new claim reports, which consumed disproportionately longer time to initially set up, have allowed greatly increased time for each claim handler to work on existing claims. This has resulted in an acceleration in the setting up of case reserves, departing significantly from the historic patterns the Company has relied upon to estimate future development and claims incurred but not reported.

Simultaneously, significant changes in the litigation environment in New Jersey, which represents approximately 50% of the Company's reserves, resulted in faster processing of claims and a corresponding acceleration in case reserving. The court system in New Jersey instituted its "Best Practices" initiative in September 2000 which was intended to speed cases through the courts. This initiative has substantially speeded up trials in New Jersey and thus has affected the entire claims management process. In June 2003, the courts issued a public report stating that the court system in New Jersey had reached its lowest level of backlogged cases since 1980.

4.   RELATED PARTY TRANSACTIONS

The Underwriter leased 47,000 square feet for its home office from the Medical Society of New Jersey ("MSNJ") pursuant to a lease agreement dated June 29, 1981 and extended on July 7, 1999. The lease agreement expired on September 30, 2003, and was extended at current terms until the sale of the building was completed in April 2004. Annual lease payments were $782,846 in 2003, $777,735 in 2002 and $760,512 in 2001.

A majority of the members of the Company's Board of Directors (the "Board") were also policyholders of MIIX and acquired shares in connection with the Company's initial public offering. Such directors may experience claims requiring coverage under their respective policies with MIIX.

As of December 31, 2003, eight of the Company's ten Directors were directors of MIIX Advantage Holdings, Inc. ("MIIX Holdings") and MIIX Advantage. MIIX Advantage currently provides medical malpractice insurance coverage to its Board's directors. As of December 31, 2003, seven Executive Officers of the Company also served, without additional compensation, as Executive Officers of MIIX Holdings and MIIX Advantage.

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

On July 17, 2002, the Company entered into an agreement with Altila Corporation ("Altila") under which Altila provides a leased employee to serve as Chief Financial Officer and Treasurer of the Company. Under the agreement, the Company pays Altila $302,000 per year for his service, plus reimbursement of reasonable out of pocket expenses. During 2003 and 2002, the Company paid Altila $423,879 and $180,619, respectively, under this agreement and an additional $220,689 under a separate agreement, for services prior to July 17, 2002. The Company's Chief Financial Officer and Treasurer is a principal owner of Altila.

The Company believes that the terms of the transactions described above were negotiated at arms length and are fair to the Company.

5.   INVESTMENTS

The Company's investment strategy focuses primarily on the purchase of intermediate-term, investment-grade securities. At December 31, 2003, and 2002, the average credit quality of the fixed income portfolio was AA.

The actual or amortized cost and estimated market value of the Company's available-for-sale securities as of December 31, 2003 and 2002 were as follows:


                                                                GROSS UNREALIZED     ESTIMATED
                                                  AMORTIZED     -----------------      MARKET
                                                     COST        GAINS     LOSSES      VALUE
                                                  ----------    -------   -------    ----------
                                                                  (In thousands)
2003
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $   99,778    $   620   $   387    $  100,011
Obligations of states and political
  subdivisions..................................       7,795         10       110         7,695
Corporate securities............................     218,666     10,800       198       229,268
Mortgage-backed and other asset-backed
  securities....................................     354,558      5,381     1,178       358,761
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................     680,797     16,811     1,873       695,735
Equity investments..............................       2,781        447         2         3,226
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $  683,578    $17,258   $ 1,875    $  698,961
                                                  ==========    =======   =======    ==========
2002
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies.....  $  108,725    $ 3,774   $     0    $  112,499
Foreign securities - U.S. dollar denominated....       6,946        405         0         7,351
Corporate securities............................     280,152     13,150     8,119       285,183
Mortgage-backed and other asset-backed
  securities....................................     375,591     12,654     4,698       383,547
                                                  ----------    -------   -------    ----------
Total fixed maturity investments................     771,414     29,983    12,817       788,580
Equity investments..............................       4,804        383         0         5,187
                                                  ----------    -------   -------    ----------
          Total investments (excluding
             short-term)........................  $  776,218    $30,366   $12,817    $  793,767
                                                  ==========    =======   =======    ==========

The fair values for fixed maturity investments are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2003 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      ESTIMATED
                                                        AMORTIZED        FAIR
                                                           COST         VALUE
                                                        ----------    ---------
                                                             (In thousands)

Due in one year or less...............................  $   15,071   $   15,400
Due after one year through five years.................     183,973      187,039
Due after five years through ten years................     102,697      109,292
Due after ten years...................................      24,498       25,243
Mortgage-backed and other asset-backed securities.....     354,558      358,761
                                                        ----------   ----------
          Total fixed maturity investments............  $  680,797   $  695,735
                                                        ==========   ==========

Major categories of the Company's net investment income are summarized as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                    2003        2002       2001
                                                   -------    -------    -------
                                                          (In thousands)

Fixed maturity investments.......................  $35,181    $59,120    $75,675
Equity investments...............................       28         84        195
Short-term investments...........................    2,012      3,534      5,455
Other............................................      261        314        669
                                                   -------    -------    -------
          Subtotal...............................   37,482     63,052     81,994
Investment expenses..............................    1,552      2,214      1,801
                                                   -------    -------    -------
Net investment income............................  $35,930    $60,838    $80,193
                                                   =======    =======    =======

The Company held fixed maturity investments of $4.3 million and $7.7 million at December 31, 2003 and 2002, respectively, that were non-income producing. Realized gains and losses from sales and other-than-temporary declines in fair values of investments, excluding the cumulative effect of an accounting change, are summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                   2003        2002       2001
                                                  -------    -------    -------
                                                         (In thousands)

Fixed maturity investments
  Gross realized gains........................... $20,703    $23,362    $22,489
  Gross realized losses.......................... (22,305)   (26,493)   (23,819)
Net realized gains (losses) on fixed maturity     -------    -------    -------
  investments....................................  (1,602)    (3,131)    (1,330)
                                                  -------    -------    -------
Equity investments
  Gross realized gains...........................       5        143          0
  Gross realized losses..........................       0       (533)      (854)
                                                  -------    -------    -------
Net realized gains (losses) on equity
  investments....................................       5       (390)      (854)
                                                  -------    -------    -------
Net realized gains (losses) on investments....... $(1,597)   $(3,521)   $(2,184)
                                                  =======    =======    =======

Realized investment losses include $19.4 million, $16.9 million and $21.8 million related to securities that have experienced an other-than-temporary decline in value in 2003, 2002 and 2001, respectively. The change in the Company's unrealized appreciation (depreciation) on fixed maturity investments was $(2.2) million, $23.7 million and $6.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The corresponding amounts for equity investments were $62,000, $841,000 and $585,000, respectively.

At December 31, 2003 and 2002, investments in fixed maturity investments with a carrying amount of approximately $6.3 million and $5.3 million, respectively, were on deposit with state insurance departments to satisfy regulatory requirements.

For total traded and private securities held by the Company at December 31, 2003 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below (In thousands):

                                         % Fair   Amortized  % Amortized  Unrealized % Unrealized
                             Fair Value   Value      Cost        Cost        Loss        Loss
                             ----------  -------  ---------- -----------  ---------- ------------
less than 90 days            $  108,184   79.5%   $  109,014     79.0%    $    (830)      44.3%

91 days - 180 days               27,854   20.5%       28,897     21.0%       (1,043)      55.7%
                             ----------  ------   ----------    ------    ----------     ------
  Totals                     $  136,038  100.0%   $  137,911    100.0%    $  (1,873)     100.0%
                             ----------  ------   ----------    ------    ----------     ------

Securities available-for-sale, deemed to have declines in fair value that are other than temporary, are written down to fair value and a realized loss recorded in operations. The fixed maturity securities to which these write-downs apply are generally of investment grade quality at the time of purchase but, are subsequently down graded by rating agencies to "below-investment grade." Factors considered by the Company in determining whether declines in the fair value of fixed maturity securities are other than temporary include: (1) the significance of the decline, (2) the Company's ability and intent to retain the investment for a sufficient period of time for it to recover, (3) the time period during which there has been a significant decline in value, and (4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general overall economic conditions as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future ratings agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions required by the Company to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. The Company is routinely monitoring developments and updating underlying assumptions and financial models based upon new information.

6.   REINSURANCE

Certain premiums, losses and allocated loss adjustment expenses are ceded to other insurance companies under various reinsurance agreements. These reinsurance agreements allow the Company to write or retain insurance risks in amounts in excess of what would otherwise be desirous. The Company has both excess of loss and quota share reinsurance treaties. The effect of assumed and ceded reinsurance on premiums is summarized in the following table (In thousands):

                               2003                    2002                   2001
                       --------------------    ----------------------   ---------------------
                       WRITTEN      EARNED       WRITTEN      EARNED     WRITTEN      EARNED
                       --------    --------    ---------    ---------   ---------    --------
Direct...............  $   (633)    $ 24,629    $  96,209    $159,545    $231,550    $213,944
Assumed..............         0            0            0           0         396         437
Ceded................   (47,654)     (50,707)     (59,868)    (59,325)    (67,131)    (67,529)
                       --------     --------    ---------    --------    --------    --------
Net premiums.........  $(48,287)    $(26,078)   $  36,341    $100,220    $164,815    $146,852
                       ========     ========    =========    ========    ========    ========

During 2003, 2002 and 2001, approximately $115.6 million, $115.3 million and $97.5 million, respectively, of losses and LAE were ceded to reinsurers.

The Company remains liable in the event that amounts recoverable from reinsurers are uncollectible. To minimize its exposure to losses from reinsurer insolvencies, the Company enters into reinsurance arrangements with carriers rated "A" or better by A.M. Best. At December 31, 2003 and 2002, the Company held collateral under related reinsurance agreements for all unpaid losses and LAE ceded in the form of funds withheld of $292.1 million and $332.7 million, respectively, and letters of credit of $161.2 million.

The Company was a reinsurer on a large excess of loss reinsurance contract providing medical professional liability coverage on an institutional account from January 1, 1999 to December 31, 2000. The commutation of this treaty in 2002 had no impact on the Company's financial condition or results of operations.

During 2002, the Company partially commuted several ceded reinsurance treaties with certain reinsurers. The Company recognized the amounts received from reinsurers as a reduction to losses and LAE paid of $35.1 million, increased its loss and LAE reserves by $36.9 million and recognized a reduction of funds held charges of $0.9 million. The net effect of the commutations resulted in a net loss of $0.9 million. There were no commutations during 2003 or 2001.

In June 2004, MIIX commuted its 1995 aggregate excess reinsurance treaty. The commutation agreement provided for the release of applicable funds held balances and trust fund assets. The reduction to earnings as a result of the commutation was $3.3 million in 2004.

In accordance with the provisions of various aggregate excess reinsurance contracts, the funds withheld are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as a period expense in the year incurred. Each aggregate excess reinsurance contract contains an adjustable provision that may result in changes to ceded premium and related funds held charges based on loss experience under the contract. Each of the aggregate excess reinsurance contracts also contains a provision allowing reinsurers to offer additional reinsurance coverage that MIIX is obligated to accept. For contract years beginning November 1, 2000 and forward, the contracts require that the funds withheld balance on a particular contract year be below $500,000 before reinsurers may offer the additional coverage. For contract years prior to November 1, 2000, the contracts provide no funds withheld threshold amount, although the reinsurance intermediary has confirmed in writing that the intention of the parties was that the additional coverage would be offered only if and when the funds withheld balance was in a loss position. As of December 31, 2003, 2002 and 2001, no funds withheld balances are below $500,000 or in a loss position. However, in September and October 2004, the reinsurers initiated requests for additional premiums from MIIX in accordance with provisions of the contracts. Reinsurers are prohibited from canceling current reinsurance agreements or making additional premium charges to MIIX under the September 28, 2004 Order of Rehabilitation. Each of the aggregate excess reinsurance contracts also contains a provision requiring that the funds withheld be placed in trust should the A.M. Best rating assigned to MIIX fall below B+. On March 22, 2002, A.M. Best lowered the rating of MIIX to C+ and MIIX withdrew from the interactive rating process with A.M. Best. As a result of the downgrade, reinsurers requested that assets supporting the funds withheld account be placed in trust. MIIX established the required trust accounts in accordance with contract provisions.

7.   RETIREMENT PLANS

The Company has a contributory 401(k) Retirement Savings Plan which covers substantially all employees. The Company currently contributes 50% of the first 6% of compensation contributed by participants. Employer contributions for the years ended December 31, 2003, 2002 and 2001 totaled $166,742, $294,060 and
$327,448, respectively.

The Company also provides a noncontributory defined benefit Pension Plan covering substantially all its employees. The plan was amended effective April 1, 2000, subject to approval by the Internal Revenue Service and provides each covered employee with a notional account balance. On September 29, 2004, the Board of Directors of the Underwriter (a) authorized, effective November 15, 2004, the freezing of benefit accruals and participation under the Underwriters Pension Plan; and (b) approved, effective November 15, 2004, an amendment to the Pension Plan to provide for the same. The net periodic pension expense consists of the following components:

                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                    2003       2002       2001
                                                   ------     ------     ------
                                                          (In thousands)

Service cost....................................  $   308    $   412     $  341
Interest cost...................................      764        743        607
Expected return on plan assets..................     (900)      (961)    (1,006)
Amortization of:
   Transition asset.............................      (22)       (22)       (22)
   Prior service cost(1)........................       75         93        (45)
   Actuarial gain...............................        0        (97)      (336)
Settlement/curtailment expense..................        0        139          0
                                                  -------     ------     ------
Net periodic pension expense (benefit). ........  $   225     $  307     $ (461)
                                                  =======     ======     ======

(1) Prior service cost is amortized under an alternate method where the period is equal to the average future working lifetime of an active population.

The following table sets forth the funding status of the plan:

                                                       YEARS ENDED DECEMBER 31,
                                                       -----------------------
                                                          2003         2002
                                                        -------      -------
                                                            (In thousands)

CHANGE IN BENEFIT OBLIGATION
Net benefit obligation at January 1...................  $11,529      $ 9,605
Service cost..........................................      308          412
Interest cost.........................................      764          743
Amendments(2).........................................        0        1,053
Actuarial loss........................................    1,259           24
Gross benefits paid...................................     (254)        (215)
Settlement/Curtailment................................        0          (93)
                                                        -------      -------
Net benefit obligation at December 31.................  $13,606      $11,529
                                                        =======      =======
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1................  $10,327      $11,464
Actual return on plan assets..........................    1,940         (922)
Gross benefits paid...................................     (254)        (215)
                                                        -------      -------
Fair value of plan assets at December 31..............  $12,013      $10,327
                                                        =======      =======


Funded status.........................................  $(1,592)     $(1,202)
Unrecognized actuarial gain...........................      464          245
Unamortized prior service cost........................      425          500
Unrecognized net transition asset.....................       (4)         (25)
                                                        -------      -------
Accrued pension expense...............................  $  (707)     $  (482)
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

Amounts recognized in the statement of
  operations consists of
    Accrued benefit liability.........................    $  (976)     $  (626)
    Intangible asset..................................        269          144
                                                          -------      -------
Accrued pension expense...............................    $  (707)     $  (482)
                                                          =======      =======

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2003      2002       2001
                                                     ------    ------     ------

Weighted-average assumptions
   Discount rate...................................   6.00%     6.75%      7.25%
   Expected return on plan assets..................   9.00%     9.00%      9.00%
   Rate of compensation increase...................   4.00%     4.00%      4.00%


8.   COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK

The Company has employment contracts with certain officers which commit the Company to various salary and fringe benefit obligations as specified in the individual agreements.

The Company leases office space and office equipment. Rent expense for 2003, 2002 and 2001 were $1.3 million, $3.1 million and $2.6 million, respectively, including rent paid to MSNJ of $782,846, $777,735 and $760,512 in 2003, 2002 and
2001, respectively. Minimum future rental obligations for leases currently in effect are as follows (In thousands):

                           2004                               $463
                           2005                                477
                           2006                                465
                           Thereafter                          733
                                                               ---

                           Total                            $2,138
                                                            ======

The Company currently purchases annuities without recourse on a competitive basis to fund settlements of indemnity losses. The nature and terms of the annuities vary according to settlements. The current value of annuities purchased in prior years from other insurance companies, but with recourse to the Company, are reflected as an other asset and an other liability in the consolidated balance sheets, totaled $22.1 million and $22.9 million as of December 31, 2003 and 2002, respectively. The Company becomes liable only in the event that an insurance company cannot meet its obligations under existing agreements and state guaranty funds are not available. To minimize its exposure to such losses, the Company primarily utilizes insurance companies with an A.M. Best rating of "A+" or better.

GLASSER V. THE MIIX GROUP, INC. ET AL. On February 5, 2003, a shareholder of the Company instituted a putative class action in the United States District Court for the District of New Jersey against the Company, present and former directors and officers of the Company, the Medical Society of New Jersey ("MSNJ") and Fox-Pitt Kelton, Inc. ("FPK"), which acted as financial advisor to the Company. The complaint alleges that the Company and its directors and officers engaged in securities fraud, breaches of fiduciary duty and violations of New Jersey antitrust laws in connection with the MIIX Advantage contracts and alleged misrepresentations and omissions of material fact in various SEC filings by the Company. On May 13, 2003, another shareholder of the Company instituted a separate putative class action in the United States District Court for the District of New Jersey (WASSERSTRUM V. THE MIIX GROUP, INC., ET AL.) against the Company and certain of its officers alleging securities fraud. The law firms representing plaintiffs in the two actions agreed to consolidate the plaintiffs' claim against the Company. On August 12, 2003, a Consolidated Amended Complaint (the "Complaint") was filed by the plaintiffs against the Company, present and former directors and officers of the Company and MSNJ alleging securities fraud based on alleged misrepresentations and omissions of material fact in various SEC filings by the Company concerning the Company's financial condition, its statement of reserves, the pricing of its policies, the MIIX Advantage contracts and other matters. The Complaint seeks certification of a plaintiff class of the Company's shareholders from July 30, 1999 to September 12, 2002 and unspecified damages, pre- and post-judgment interest, attorneys' fees and costs. On October 21, 2003, the Company filed a motion to dismiss the Complaint, which is currently pending. On December 11, 2003, the Court ordered that the case be submitted to mediation and stayed all proceedings pending mediation. The parties are engaging in mediation discussions.

FOX-PITT KELTON V. THE MIIX GROUP, INC. On February 10, 2003, FPK, which had been engaged as financial advisor to the Company, instituted suit against the Company in the Supreme Court of New York to recover fees allegedly due from the Company as a result of the investment banking services it rendered in connection with the Company's efforts to dispose of assets or obtain capital and the agreements entered into between the Company and MIIX Advantage. FPK filed a motion for summary judgment in its favor, which was denied by the Court. On April 28, 2004, the suit was dismissed with prejudice.

WEISFELD V. THE MIIX GROUP, INC., ET AL. On November 20, 2002, a former executive of MSNJ filed suit in the Superior Court of New Jersey against MSNJ and certain of its officers, including MSNJ officers who were also MIIX Group board members, alleging wrongful discharge and defamation. On March 19, 2003, plaintiff filed pleadings amending the Complaint to include The MIIX Group as a defendant, alleging that The MIIX Group tortiously interfered with his employment relationship and that its alleged influence over MSNJ was a causative factor in his discharge. Motions to dismiss plaintiff's Amended Complaint were filed by all defendants. By order dated August 19, 2003, the Court granted the defendants' motions to dismiss and the entire Complaint was dismissed with prejudice. On October 2, 2003, plaintiffs filed a notice of appeal of the dismissal of the Complaint with the Superior Court of New Jersey, Appellate Division. Oral argument in the Appellate Division was held on October 25, 2004. The parties are awaiting the Court's decision.

Given the Company's current financial condition, any negative outcome of the litigation requiring the payment of damages could have a material adverse effect on the Company. The Company may also be a party to litigation from time to time in the ordinary course of business.

9.   STATUTORY ACCOUNTING PRACTICES

MIIX, domiciled in New Jersey, MIIX New York, domiciled in New York, and Lawrenceville Re, domiciled in Bermuda, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department, the New York State Insurance Department and the Bermuda Registrar of Companies, respectively. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC adopted codified statutory accounting principles ("Codification"), which was effective for the reporting periods beginning after January 1, 2001. Adoption of Codification did not have a material impact to the statutory basis financial statements of MIIX or MIIX New York. Combined policyholders' surplus and net income prepared in accordance with the domiciliary insurance departments or permitted statutory accounting practices for these companies, which differs as described below from the statutory surplus and net income that would have been reported had NAIC statutory accounting practices been followed, are summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                2003        2002        2001
                                              --------    --------    --------
                                                       (In thousands)

Statutory net loss for the year............  $(325,682)  $ (55,565)   $(87,172)
Statutory surplus (deficiency) at
  December 31..............................  $(252,098)  $  75,812    $125,485


MIIX received permission in 2003 to begin discounting loss and LAE reserves as of December 31, 2002, at a rate of 3%. As of December 31, 2003 and 2002, the discount amounted to $49.8 million and $53.6 million, respectively. Additionally, MIIX completed the merger of LP&C into MIIX on December 31, 2003. The merger resulted in the combination of the statutory surplus of MIIX and LP&C for purposes of determining MIIX's Risk Based Capital ("RBC").

MIIX's RBC level is not impacted by the ability to discount loss and LAE reserves as the NAIC standards do not permit discounting of loss and LAE reserves to be taken into account in the determination of RBC. At December 31, 2003, MIIX's RBC was below the Mandatory Control Level and continues at this level.

During 2003, MIIX entered into an Order with the New Jersey Department that set forth the framework for the regulatory monitoring of MIIX and established operating limitations.

On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX into rehabilitation and naming the Commissioner of the New Jersey Department as Rehabilitator with immediate and exclusive control over the business and property of MIIX. See Note 17.

10.  RESTRUCTURING CHARGE

The Company undertook a restructuring during the first quarter of 2002 which includes a charge of approximately $2.6 million composed primarily of severance and the write-off of remaining lease commitments associated with the closure of the Company's offices in Dallas and Indianapolis, and the decision to put LP&C into runoff. The Company communicated these initiatives during the first quarter of 2002. During 2003 and 2002, the Company paid approximately $0.5 million and $2.1 million, respectively, related to this restructuring.

11.  INCOME TAXES

For federal income tax purposes, the Company files a consolidated return with its subsidiaries.

The components of the income tax (benefit) provision in the accompanying statements of income, before the cumulative effect of an accounting change, are summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  2003       2002       2001
                                                -------    -------    -------
                                                       (In thousands)

Current income tax (benefit).................  $ (1,902)  $(11,157)  $(14,977)
Deferred income tax (benefit)................    (4,867)       (83)    56,869
                                               --------   --------   --------
Total income tax expense (benefit)...........  $ (6,769)  $(11,240)  $ 41,892
                                               ========   ========   ========

A reconciliation of income tax (benefit) computed at the federal statutory tax rate to total income tax expense (benefit) before the cumulative effect of an accounting change is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                  2003       2002       2001
                                                -------    -------    -------
                                                       (In thousands)

Expected annual effective federal income tax
  benefit at 35%............................. $(112,523)  $(43,698)  $(38,664)
Increase (decrease) in taxes resulting from:
  Establishment of valuation allowance, net
     of reduction of tax contingency
     reserves................................   110,095     32,389     82,297
  Tax-exempt interest........................         0       (444)    (1,695)
  Other......................................    (4,341)       513        (46)
                                              ---------   --------   --------
          Total income tax expense (benefit). $  (6,769)  $(11,240)  $ 41,892
                                              =========   ========   ========

The tax benefit in 2003 primarily reflects the change in the deferred tax valuation allowance resulting from the reduction in deferred taxes on unrealized portfolio gains. The deferred tax benefit recorded in operations is offset by an equal amount charged to other comprehensive income.

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                                 DECEMBER 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
                                                               (In thousands)
Deferred tax assets:
  Net operating loss carryforwards.......................... $174,863   $ 63,681
  Discounting of loss reserves..............................   44,714     47,597
  Unearned premium reserve..................................        0      1,965
  Unrealized losses and other-than-temporary declines
      on investments........................................   15,104     10,060
  Other.....................................................    2,475      3,549
                                                             --------   --------
          Total deferred tax assets.........................  237,156    126,852

   Less valuation allowance.................................  233,710    124,828
                                                             --------   --------
           Deferred tax asset after valuation allowance.....    3,446      2,024

Deferred tax liabilities-Other..............................    3,446      1,536
                                                             --------   --------
Net deferred tax assets..................................... $      0   $    488
                                                             ========   ========

At December 31, 2003 and 2002 the Company established a valuation allowance of $233.7 million and $124.8 million, respectively, to reduce its net deferred tax asset to $0 and $488,000 at December 31, 2003 and 2002, respectively. The deferred tax assets primarily relate to net operating loss carryforwards which expire in 20 years, and the different tax and book treatment of discounting of loss reserves, unrealized losses and other-than-temporary declines on the available-for-sale securities and unearned premium reserve. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credit can be carried forward and expected future taxable income. Due to the Company's cumulative loss position in recent years, a valuation allowance has been provided for the full value of the deferred tax assets at December 31, 2003, and substantially the full value of the deferred tax assets at December 31, 2002.

At December 31, 2003 and 2002, the Company had $0 and $1.8 million, respectively, of income taxes payable included in other liabilities.

The Company did not pay federal income taxes in 2003 or 2002 and the $1.8 million income tax payable at December 31, 2002 was reversed in 2003.

12.  DEFERRED POLICY ACQUISITION COSTS

The following represents the components of deferred policy acquisition costs and the amounts that were charged to expense for the years ended December 31, 2003, 2002 and 2001.


                                                 2003        2002       2001
                                               --------    --------   --------
                                                        (In thousands)

Balance at January 1........................   $  1,016    $  4,416   $  3,026
Cost deferred during the year...............        563       4,920     15,086
Amortization expense........................      1,579      (8,320)   (13,696)
                                               --------    --------   --------
Balance at December 31......................   $      0    $  1,016   $  4,416
                                               ========    ========   ========

13.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                   2003       2002       2001
                                                ---------  ---------  ---------
                                                         (In thousands)

Net loss....................................... $(314,725) $(115,984) $(157,644)

Other comprehensive income (loss):

Unrealized holding appreciation
    (depreciation) arising during period
    (net of tax) ..............................    (9,149)    21,047     (4,272)

  Reclassification adjustment for losses
    realized in net income (loss) (net of
    tax) ......................................     1,597      3,521      6,703
                                                ---------  ---------  ---------
  Net unrealized appreciation (depreciation)
    arising during the period at
    December 31, (net of tax)..................    (7,552)    24,568      2,431
                                                ---------  ---------  ---------
Comprehensive loss............................. $(322,277) $ (91,416) $(155,213)
                                                =========  =========  =========

14.  STOCK BASED COMPENSATION

Pursuant to stock purchase and loan agreements, the Company, upon Board approval, made loans to certain officers of the Company, which the officers used to purchase unregistered shares of The MIIX Group common stock at the Offering Price. The Company had loans outstanding to certain officers of the Company of $1.3 million and $3.6 million as of December 31, 2003 and 2002, respectively. The loans, three of which are with former officers of the Company, bear interest rates ranging from 5.37% to 6.21% and provide for full recourse against the borrowers. Pursuant to a former CEO's separation agreement during 2001, the outstanding stock purchase and loan balance was reduced by approximately $0.7 million. As part of the separation agreement, the Company also issued 221,591 phantom stock options, which are stock appreciation rights, with prices ranging from $7.40 to $13.50, all of which were immediately exercisable and expire April 13, 2006. During 2002, certain current and former officers tendered 110,061 shares of The MIIX Group common stock and exercised 101,591 stock appreciation rights, which are designated as phantom stock options in the respective agreement. These tenders and additional loan repayments reduced the stock purchase and loan balances by approximately $1.8 million. All transactions were recorded at the fair market value of the Company common stock on the effective date of the respective transactions.

The Company, upon Board approval, grants restricted shares of the Company's common stock to certain officers of the Company. The Company had 708,612 and 10,000 non-vested restricted shares outstanding as of December 31, 2003 and 2002, respectively. During 2001, the Company granted an additional 40,000 shares of restricted shares of The MIIX Group common stock, of which 10,000 shares were immediately vested, and 28,560 shares were forfeited. During 2002, 10,000 restricted shares of The MIIX Group common stock were granted, having a per share market value of $2.88 and 166,746 options to purchase shares of The MIIX Group common stock at exercise prices ranging from $1.26 to $1.80 were granted, of which 65,496 shares were immediately exercisable. During the 12 months ended December 31, 2002, 171,379 options and 10,000 shares of non-vested restricted stock were cancelled and 12,474 options were exercised with exercise prices ranging from $7.45 to $11.91. During the 12 months ended December 31, 2003, 50,005 options were cancelled and no options were exercised.

The aggregate number of options for common shares issued and issuable under the Plan is currently limited to 2,250,000. All options granted have ten year terms and vest over various future periods. Options outstanding at December 31, 2003 have exercise prices ranging from $1.26 to $16.06.

A summary of the Company's stock option activity and related information follows:


                                                        2003                               2002
                                            ----------------------------     ----------------------------
                                                             Weighted-                        Weighted-
                                             Number of        Average         Number of        Average
                                              Options     Exercise Price       Options     Exercise Price
                                            -----------   --------------     -----------   --------------
Options outstanding at beginning
   of year.............................       811,462          $8.47           828,569          $10.13
Granted during year....................             0           0.00           166,746            1.69
Exercised during year..................             0           0.00            12,474           11.47
Forfeited during the year..............         3,388           7.88            80,086            9.41
Expired during the year................        46,617          10.78            91,293           12.46
                                              -------                          -------
Options outstanding at end of year.....       761,457          $8.33           811,462           $8.47
                                              =======          =====           =======           =====

Options exercisable....................       661,250          $8.84           550,825           $9.38
                                              =======          =====           =======           =====

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation for the years Ended December 31."

                                                              2003               2002                2001
                                                            ---------         ----------          ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net loss, as reported                                    $(314,725)        $(115,984)          $(157,644)
   Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects
                                                                    3              (301)               (194)
                                                            ---------         ----------          ---------
   Pro forma net loss                                       $(314,722)        $(116,285)          $(157,838)
                                                            =========         ==========          =========
   Basic/diluted loss per share:
     As reported                                              $(23.42)           $(8.67)            $(11.66)
     Pro forma                                                 (23.42)            (8.69)             (11.67)
   Estimated weighted average of the fair value of
     options granted                                           $ 0.00            $ 0.49             $  2.36

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: risk-free interest rates ranging from 1.7% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of the Company's common stock ranging from 33.6% to 36.4%; and a three-year weighted average expected life of the options.

15.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated in accordance with SFAS Statement No. 128, "Earnings per Share." Basic and diluted loss per share for the years ended December 31, 2003, 2002 and 2001 is computed using the weighted-average number of common shares outstanding during these periods of 13,436,586, 13,385,124 and 13,524,959, respectively. The following table sets forth the computation of basic and diluted loss per share:


                                                                   YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2003        2002       2001
                                                              ---------   ---------  ---------
                                                                      (In thousands)
Numerator for basic and diluted loss per share
   of common stock:
   Net loss before cumulative effect of an
     accounting change......................................  $(314,725)  $(113,611) $(152,361)
   Cumulative effect of an accounting change,
     net of tax.............................................          0      (2,373)    (5,283)
                                                              ---------   ---------  ---------

   Net loss.................................................  $(314,725)  $(115,984) $(157,644)
                                                              =========   =========  =========

Denominator:
  Denominator for basic loss per share of
  common stock - weighted-average shares outstanding........     13,437      13,385     13,525

  Effect of dilutive securities:
    Stock options and non-vested restricted stock...........          0          25         81
                                                              ---------   ---------  ---------
    Denominator for diluted loss per share of
    common stock adjusted - weighted-average shares
    outstanding.............................................     13,437      13,410     13,606
                                                              =========   =========  =========

Basic and diluted loss per share of common stock
   before cumulative effect of an accounting change.........    $(23.42)     $(8.49)   $(11.27)
Cumulative effect of an accounting change...................       0.00       (0.18)     (0.39)
                                                              ---------   ---------  ---------

Basic and diluted loss per share of common stock............    $(23.42)     $(8.67)   $(11.66)
                                                              =========   =========  =========

16.  PREFERRED STOCK PURCHASE RIGHTS

On June 27, 2001 the Company's Board adopted a Stockholder Rights Plan (the "Rights Plan") and declared a dividend of one Right for every outstanding share of common stock, par value $0.01, per share, to be distributed on July 10, 2001 to stockholders of record as of the close of business on that date. The Rights will expire on June 27, 2011 or upon the earlier redemption of the Rights, and they are not exercisable until a distribution date on the occurrence of certain specified events as defined below.

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

17.  SUBSEQUENT EVENTS

On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX into rehabilitation and naming the Commissioner of the New Jersey Department as Rehabilitator with immediate and exclusive control over the business and property of MIIX. The Order provides that The MIIX Group and the Underwriter will continue to provide administrative services to MIIX pursuant to the current Management Services Agreement until terminated by the New Jersey Department after appropriate notice. The Order does not stay payment of claims for any litigation currently pending against MIIX or its insureds and does not bar claimants from filing new actions against MIIX insureds. The Order, however, prohibits persons from filing any new action or new claim directly against MIIX without permission of the Court. The Order also requires notice to and consent of the Rehabilitator for the assignment of any contract to which MIIX is a party. Reinsurers are prohibited from canceling current reinsurance agreements or making additional premium charges to MIIX under the September 28, 2004 Order of Rehabilitation.

As a result of the Company no longer having control of MIIX at September 30, 2004, MIIX will be no longer be consolidated with the Company in the financial statements. The consolidated financial statements subsequent to September 28, 2004 will include The MIIX Group and its wholly owned subsidiary the Underwriter and its subsidiaries Medical Brokers, Inc., an insurance agency, Reinsurance Services, Inc. (formerly Pegasus Advisors, Inc.), an inactive reinsurance intermediary, MIIX Healthcare Group, an inactive healthcare consulting firm, and Lawrenceville Re, Ltd. ("Lawrenceville Re"), a Bermuda-domiciled reinsurance company.

New Jersey insurance regulation provides that when an insurance company is deemed in a hazardous financial condition, the State may step in and assume control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The New Jersey Department has assumed control of the operations of MIIX in rehabilitation. Because MIIX has no continuing legal obligation, the Company has made no provision for the excess of liabilities over assets of MIIX as of September 30, 2004. Accordingly, as of September 30, 2004, the Company began using the equity method of accounting for its investment in MIIX and has recorded the investment at $-0-, and the deficiency in equity of ($280.1) million that existed as of December 31, 2003, will be reversed and recognized as a gain on deconsolidation as of and for the period ended September 30, 2004.

The Company has not reported the operations of MIIX as discontinued operations because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. MIIX employees continue to service, process and adjudicate claims and perform administrative services subsequent to the September 28, 2004 Order of Rehabilitation. Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly. The table below provides an unaudited pro forma as if the Company deconsolidated MIIX and its wholly owned subsidiaries as of and for the year ended December 31, 2003.


                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                 (In thousands)


                                                             As Reported    Pro Forma
                                                             -----------    ---------
                                                                           (unaudited)
                                     ASSETS
Total investments...........................................  $  755,429   $    5,532
Cash........................................................      18,081           28
Reinsurance recoverable on unpaid losses....................     425,785            0
Reinsurance recoverable on paid losses, net.................      31,874            0
Other assets................................................      47,470        4,149
                                                              ----------   ----------
      Total assets..........................................  $1,278,639   $    9,709
                                                              ==========   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
Unpaid losses and loss adjustment expenses..................  $1,218,957   $    1,625
Funds held under reinsurance treaties.......................     292,126            0
Other liabilities...........................................      46,077        6,468
                                                              ----------   ----------
      Total liabilities.....................................   1,557,160        8,093
                                                              ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock................................................         166          166
Additional paid-in capital..................................      40,270       40,270
Retained earnings (deficit).................................    (301,402)     (11,283)
Treasury stock..............................................     (25,115)     (25,115)
Stock purchase loans and unearned stock compensation........      (2,617)      (2,617)
Accumulated other comprehensive income......................      10,177          195
                                                              ----------   ----------
      Total stockholders' equity (deficiency)...............    (278,521)       1,616
                                                              ----------   ----------
      Total liabilities and stockholders' equity (deficiency) $1,278,639   $    9,709
                                                              ==========   ==========


                                                                                 F-26

                          THE MIIX GROUP, INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (In thousands)


                                                     As Reported    Pro Forma
                                                     -----------    ---------
                                                                   (unaudited)
REVENUES
Net premiums earned...................................$ (26,078)    $     119
Net investment income.................................   35,930           247
Realized investment losses............................   (1,597)            0
Other revenue.........................................    7,126        11,555
                                                      ---------     ---------
          Total revenues..............................   15,381        11,921
                                                      ---------     ---------

EXPENSES
Losses and loss adjustment expenses...................  270,939          (305)
Underwriting and other expenses.......................   22,940        12,069
Funds held charges....................................   42,996             2
                                                      ---------     ---------
          Total expenses..............................  336,875        11,766
                                                      ---------     ---------
Loss before income taxes.............................. (321,494)          155
Income tax benefit....................................   (6,769)         (731)
                                                      ---------     ---------

     Net loss.........................................$(314,725)    $     886
                                                      =========     =========

18.  UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of unaudited quarterly results of operations for 2003 and 2002:

                                                                   2003
                                                 -----------------------------------------
                                                   1ST         2ND        3RD        4TH
                                                 --------    -------    -------    -------
                                                              (In thousands)
Total written premiums.........................  $ (1,136)  $    218   $    256  $      29
Net premiums earned............................    19,860      7,277      1,989    (55,204)
Net investment income..........................    10,945      8,915      7,839      8,231
Realized investment gains (losses).............    (2,004)     4,359      2,595     (6,547)
Losses and loss adjustment expenses............    16,963      4,600     (3,844)   253,220
Net income (loss)..............................     5,240      9,419      7,034   (336,418) (1)

Basic and diluted earnings (loss) per share..... $   0.39   $   0.70   $   0.52  $  (25.03)
                                                 ========   ========   ========  =========
Dividend per share of common stock.............. $   0.00   $   0.00   $   0.00  $    0.00
                                                 ========   ========   ========  =========

                                                                   2002
                                                 -----------------------------------------
                                                   1ST         2ND        3RD        4TH
                                                 --------    -------    -------    -------
                                                              (In thousands)

Total written premiums.......................... $ 95,526   $  6,510   $ (2,311) $  (3,516)
Net premiums earned.............................   37,153     49,083     23,727     (9,743)
Net investment income...........................   18,249     16,158     13,710     12,721
Realized investment gains (losses)..............   (1,503)       222       (591)    (1,649)
Losses and loss adjustment expenses.............   81,804     54,497     21,219     38,967
Net income (loss)...............................  (45,366)    (6,120)       885    (65,383)

Basic and diluted earnings (loss) per share..... $  (3.38)  $  (0.45)  $   0.07  $   (4.89)
                                                 ========   ========   ========  =========
Dividend per share of common stock.............. $   0.00   $   0.00   $   0.00  $    0.00
                                                 ========   ========   ========  =========

(1) The net loss in the fourth quarter of 2003 is due to the reserve adjustments discussed in Part I, Item 1 of this Form 10-K.

                                   SCHEDULE I

       SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003
                          The MIIX Group, Incorporated
                                 (In thousands)


                                           AMORTIZED                 AMOUNT ON
                                              COST     FAIR VALUE  BALANCE SHEET
                                           ---------   ----------  -------------

Fixed maturities:
  Bonds:
  United States government and
     government agencies and authorities.. $ 292,899   $  295,788  $     295,788

  Obligations of state and political
     subdivisions.........................     7,795        7,695          7,695
  All other corporate bonds...............   380,103      392,252        392,252
                                           ---------   ----------  -------------
     Total fixed maturities...............   680,797      695,735        695,735
                                           ---------   ----------  -------------
Equity securities:
  Common stock:
     Banks, trusts and insurance
       companies..........................       170          258            258
     All other corporate stock............     2,611        2,968          2,968
                                           ---------   ----------  -------------
     Total equity securities..............     2,781        3,226          3,226
                                           ---------   ----------  -------------
Short-term investments....................    56,470       56,468         56,468
                                           ---------   ----------  -------------

Total investments......................... $ 740,048   $  755,429  $     755,429
                                           ==========  ==========  =============

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          The MIIX Group, Incorporated
                            Condensed Balance Sheets
                      (In thousands, except share amounts)


                                                               DECEMBER 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
                                     ASSETS
Investments
Short-term investments, at cost which approximates
  fair value..........................................    $     304   $   1,327
Investment (loss in excess of investment) in
  subsidiaries........................................     (271,833)     50,447
                                                          ----------  ----------
  Total investments...................................     (271,529)     51,774

Cash (overdraft)......................................          (73)          8

Other assets..........................................        1,341         837
                                                          ----------  ----------
   Total assets.......................................    $(270,261)  $  52,619
                                                          ==========  =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Due to subsidiaries...................................    $   7,626   $  10,276
Other liabilities.....................................          634       1,077
                                                          ----------  ----------
   Total liabilities..................................        8,260      11,353
                                                          ----------  ----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized, no shares issued and outstanding........            0           0
Common stock, $0.01 par per share, 100,000,000 shares
  authorized, 16,538,005 shares issued (2003 -
  14,497,536 shares outstanding; 2002 - 13,382,173
  shares outstanding) ................................          166         166
Additional paid-in capital............................       40,270      53,909
Retained earnings (deficiency)........................     (301,402)     13,323
Treasury stock, at cost (2003 - 2,040,469 shares;
  2002 - 3,155,832 shares)............................      (25,115)    (40,199)
Stock purchase loans and unearned stock compensation..       (2,617)     (3,662)
Accumulated other comprehensive income................       10,177      17,729
                                                          ----------  ----------
   Total stockholders' equity (deficiency)............     (278,521)     41,266
                                                          ----------  ----------

   Total liabilities and stockholders' equity
     (deficiency).....................................    $(270,261)  $  52,619
                                                          ==========  =========

                                   SCHEDULE II

                          The MIIX Group, Incorporated
                       Condensed Statements of Operations


                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                2003        2002       2001
                                             ---------   ---------  ---------
                                                      (In thousands)

Net investment income....................... $     171   $   2,205  $     285
Other income................................     2,951         267         10
Realized investment losses..................         0        (518)         0
Other expenses..............................    (3,930)     (2,506)    (2,371)
                                             ---------   ---------  ---------
Loss before federal income taxes and
  equity in income of subsidiaries..........      (808)       (552)    (2,076)

Tax provision (benefit).....................      (811)     (3,394)     1,556
                                             ---------   ---------  ---------

Earnings (loss) before equity in income
  of subsidiaries...........................         3       2,842     (3,632)
Equity in loss of subsidiaries..............  (314,728)   (118,826)  (154,012)
                                             ---------   ---------  ---------
        Net loss............................ $(314,725)  $(115,984) $(157,644)
                                             =========   =========  =========


                                   SCHEDULE II

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                          The MIIX Group, Incorporated
                       Condensed Statements of Cash Flows


                                                       YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                     2003        2002         2001
                                                   ---------   ---------   --------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.......................................... $(314,725)  $(115,984) $(157,644)

Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Other stock based compensation..................     2,161          50        (50)
  Realized investment losses......................         0         518          0
  Change in payable to subsidiaries...............    (2,650)      5,863      2,035
  Net change in other assets and liabilities......      (947)     (2,238)     2,713
  Equity in loss of subsidiaries..................   314,728     118,826    153,315
                                                   ---------   ---------   --------
Net cash (used in) provided by
   operating activities...........................    (1,433)      7,035        369
                                                   ---------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash dividends received from subsidiary...........         0       2,100          0
Change in short-term investments, net.............     1,023      (1,219)        23
                                                   ---------   ---------   --------
Net cash provided by
  investing activities............................     1,023         881         23
                                                   ---------   ---------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Employee stock purchase loan repayments...........       414       1,877        747
Purchase of treasury stock........................       (85)       (730)         0
Cash dividends paid to stockholders...............         0           0     (2,704)
Notes payable and other borrowings................         0      (9,050)     1,550
                                                   ---------   ---------   --------

Net cash provided by (used in)
   financing activities...........................       329      (7,903)      (407)
                                                   ---------   ---------   --------

Net change in cash................................       (81)         13        (15)
Cash (overdraft), January 1.......................         8          (5)        10
                                                   ---------   ---------   --------

Cash (overdraft), December 31..................... $     (73)   $      8   $     (5)
                                                   =========   =========   ========


                                                                               F-32

                                   SCHEDULE II

                          The MIIX Group, Incorporated

                     Notes to Condensed Financial Statements
                                December 31, 2003


1.   BASIS OF PRESENTATION

In The MIIX Group's condensed financial statements, investment in subsidiaries is stated at cost plus equity or loss in undistributed earnings of subsidiaries since the date of acquisition. The MIIX Group's condensed financial statements should be read in conjunction with the consolidated financial statements, in particular see Notes 4, 9 and 17.