Form 10-Q
period 2004-03-31
MIIX GROUP INC
filed 2004-11-22
CIK 1064063

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

                      FOR THE QUARTER ENDED MARCH 31, 2004

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From _________ to __________.

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES _____ NO __X__

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES _____ NO __X__

     As of October 28, 2004, the number of outstanding shares of the Registrant's Common Stock was 13,993,425.

================================================================================

TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION................................................4

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........19

ITEM 4.   CONTROLS AND PROCEDURES.............................................20

PART II   OTHER INFORMATION...................................................20

ITEM 1.   LEGAL PROCEEDINGS...................................................20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................21

SIGNATURES ...................................................................23

                           FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that are based on the Company's estimates and expectations concerning future events and anticipated results and are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. In particular, the Company anticipates that its capital reserves and liquidity may be insufficient to continue to operate. This and other risks are set forth in the Company's filings made from time to time with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. The Company's expectations regarding future earnings, wind-down initiatives, underwriting, cost controls, adequacy of loss and loss adjustment expense reserves, and enhancing shareholder value depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In light of the significant uncertainties inherent in the forward-looking information herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


PART I    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                                               THE MIIX GROUP, INCORPORATED
                                               CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                      MARCH 31,           DECEMBER 31,
                                                                                  -----------------    -----------------
                                                                                        2004                 2003
                                                                                  -----------------    -----------------
                                     ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2004 - $536,236;
     2003 - $680,797) .........................................................        $   556,820         $   695,735
   Equity investments, at fair value (cost: 2004 - $2,781; 2003 - $2,781) .....              3,246               3,226
   Short-term investments, at cost which approximates fair value ..............             89,318              56,468
                                                                                       -----------         -----------
         Total investments ....................................................            649,384             755,429

Cash ..........................................................................             17,626              18,081
Accrued investment income .....................................................              4,725               6,520
Premium receivable, net .......................................................                922                 708
Reinsurance recoverable on unpaid losses ......................................            349,675             425,785
Reinsurance recoverable on paid losses, net ...................................             74,377              31,874
Other assets ..................................................................             41,370              40,242
                                                                                       -----------         -----------
         Total assets .........................................................        $ 1,138,079         $ 1,278,639
                                                                                       ===========         ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
Unpaid losses and loss adjustment expenses ....................................        $ 1,089,272         $ 1,218,957
Funds held under reinsurance treaties .........................................            264,671             292,126
Payable for securities ........................................................              5,444                   0
Other liabilities .............................................................             44,320              46,077
                                                                                       -----------         -----------
         Total liabilities ....................................................          1,403,707           1,557,160
                                                                                       -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding .....................................................                  0                   0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2004 - 14,072,168 shares outstanding; 2003 - 14,497,536 shares
   outstanding) ...............................................................                166                 166
Additional paid-in capital ....................................................             43,322              40,270
Retained earnings (deficit) ...................................................           (294,211)           (301,402)
Treasury stock, at cost (2004 - 2,465,837 shares; 2003 - 2,040,469 shares) ....            (28,611)            (25,115)
Stock purchase loans and unearned stock compensation ..........................             (2,145)             (2,617)
Accumulated other comprehensive income ........................................             15,851              10,177
                                                                                       -----------         -----------
         Total stockholders' equity (deficiency) ..............................           (265,628)           (278,521)
                                                                                       -----------         -----------
         Total liabilities and stockholders' equity (deficiency) ..............        $ 1,138,079         $ 1,278,639
                                                                                       ===========         ===========


SEE ACCOMPANYING NOTES


                                                                                                                      4

                          THE MIIX GROUP, INCORPORATED

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -------------------------------
                                                     2004              2003
                                                 ------------       ------------
REVENUES
Net premiums earned............................   $      (23)        $   19,860
Net investment income..........................        7,667             10,945
Realized investment gains (losses).............        7,080             (2,004)
Other revenue..................................        1,804              1,638
                                                 ------------       ------------
     Total revenues............................       16,528             30,439
                                                 ------------       ------------

EXPENSES
Losses and loss adjustment expenses............          119             16,963
Underwriting expenses..........................        4,980              5,743
Funds held charges.............................        4,179              4,135
Other expenses.................................           26                246
                                                 ------------       ------------
     Total expenses............................        9,304             27,087
                                                 ------------       ------------

Income before income taxes.....................        7,224              3,352
Income tax provision (benefit).................           33             (1,888)
                                                 ------------       ------------

     Net income ...............................   $    7,191         $    5,240
                                                 ============       ============

Basic earnings per share.......................   $     0.53         $     0.39
                                                 ============       ============

Diluted earnings per share.....................   $     0.53         $     0.38
                                                 ============       ============

Dividend per share of common stock.............   $     0.00         $     0.00
                                                 ============       ============


SEE ACCOMPANYING NOTES


                               THE MIIX GROUP, INCORPORATED

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         FOR THE THREE MONTHS ENDED MARCH 31, 2004
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                        (UNAUDITED)


                                  NUMBER OF      COMMON     ADDITIONAL     RETAINED
                                    SHARES       STOCK        PAID-IN      EARNINGS
                                 OUTSTANDING     ISSUED       CAPITAL      (DEFICIT)
                                 -----------  ------------  -----------  -------------
Balance at January 1, 2004.....   14,497,536      $166        $40,270      $(301,402)
  Net income...................                                                7,191

  Other comprehensive
      income (loss), net of
      tax:

    Net unrealized
      appreciation on
      securities available-
      for-sale, net of
      deferred taxes of $0.....

    Stock purchase and loan
      agreement activities.....     (425,368)

    Stock compensation and
      treasury stock activity..                                 3,052
                                 -----------  ------------  -----------  -------------

Balance at March 31, 2004......   14,072,168       $166       $43,322      $(294,211)
                                 ===========  ============  ===========  =============

(CONT'D)

                                                  STOCK
                                                PURCHASE
                                                LOANS AND       ACCUMULATED         TOTAL
                                                UNEARNED          OTHER         STOCKHOLDERS'
                                  TREASURY        STOCK        COMPREHENSIVE        EQUITY
                                    STOCK      COMPENSATION       INCOME         (DEFICIENCY)
                                 -----------  --------------  ---------------  ----------------

Balance at January 1, 2004.....   $(25,115)      $(2,617)         $10,177         $(278,521)
  Net income...................                                                       7,191

  Other comprehensive
      income (loss), net of
      tax:

    Net unrealized
      appreciation on
      securities available-
      for-sale, net of
      deferred taxes of $0.....                                     5,674             5,674

    Stock purchase and loan
      agreement activities.....                      (14)                               (14)

    Stock compensation and
      treasury stock activity..     (3,496)          486                                 42
                                 -----------  --------------  ---------------  ----------------

Balance at March 31, 2004......   $(28,611)      $(2,145)         $15,851         $(265,628)
                                 ===========  ==============  ==============   ================


SEE ACCOMPANYING NOTES


                                                                                              6


                                              THE MIIX GROUP, INCORPORATED

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ----------------------------------
                                                                                          2004               2003
                                                                                     ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................      $      7,191        $      5,240

Adjustments to reconcile net income to net cash used in operating activities:
Other stock based compensation..................................................               126                (134)
Unpaid losses and loss adjustment expenses......................................          (129,685)            (69,265)
Unearned premiums...............................................................                 0             (15,389)
Premium deposits................................................................                 0                (209)
Premium receivable, net.........................................................              (214)              4,841
Reinsurance balances, net.......................................................             6,152               9,760
Deferred policy acquisition costs...............................................                 0                 996
Realized (gains) losses.........................................................            (7,080)              2,004
Depreciation, accretion and amortization........................................               785                 711
Accrued investment income.......................................................             1,795                 315
Other assets....................................................................            (1,128)               (736)
Other liabilities...............................................................            (1,757)             (5,414)
                                                                                     ---------------     --------------
Net cash used in operating activities...........................................          (123,815)            (67,280)
                                                                                     ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales...................................           224,848             174,879
Proceeds from fixed-maturity investments matured, called or prepaid.............            23,077              41,769
Cost of investments acquired....................................................           (97,068)           (146,128)
Change in short-term investments, net...........................................           (32,843)            (11,452)
Net receivable for securities...................................................             5,444               7,928
                                                                                     ---------------     --------------
Net cash provided by investing activities.......................................           123,458              66,996
                                                                                     ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock loans..............................................                 4                  32
Purchase of Treasury Stock......................................................              (102)                 (8)
                                                                                     ---------------     --------------
Net cash (used in) provided by financing activities.............................               (98)                 24
                                                                                     ---------------     --------------

Net change in cash..............................................................              (455)               (260)
Cash, January 1.................................................................            18,081               4,667
                                                                                     ---------------     --------------
Cash, March 31..................................................................      $     17,626        $      4,407
                                                                                     ===============     ==============


SEE ACCOMPANYING NOTES


                                                                                                                       7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, MIIX Insurance Company ("MIIX"), Lawrenceville Holdings, Inc. ("LHI"), MIIX Insurance Company of New York ("MIIX New York") and New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), collectively (the "Company"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in the opinion of management, reflect all adjustments (recurring and non-recurring) considered necessary for a fair presentation. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year as explained in Note 2, Recent Developments and Subsequent Events.

Significant aspects of the description of the Company's business contained in this report are historical in nature and are not necessarily reflective of the Company's current activities.

These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on Form 10-K.

2.      RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

The Company has experienced a number of adverse developments as a result of unexpected and unprecedented increases in loss and Loss Adjustment Expense ("LAE") reserves over the past four years related to prior years' experience. These increases have required the Company to increase loss and LAE reserves in each of the last four years. For a more detailed discussion of these events, see our Annual Report on Form 10-K for 2003.

As a result of the losses occurring in 2001 and 2002, the Company's insurance subsidiaries were required by the New Jersey Department of Banking and Insurance ("New Jersey Department") and other applicable state regulatory bodies to cease writing insurance by September 1, 2002. By December 31, 2003, all insurance policies written by MIIX had expired.

Since ceasing to write new insurance policies in 2002, the Company's business has consisted principally of managing the runoff of existing claims, the Company's investment portfolio, and the operations of a New Jersey insurance company, MDAdvantage Insurance Company of New Jersey ("MDAdvantage").

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

As of December 31, 2003, MIIX's Total Adjusted Capital, as filed with the New Jersey Department in its Annual Audited Statutory Financial Statements, was a deficit of $(305.6) million, which is below the Mandatory Control Level.

In furtherance of the ongoing monitoring of the runoff of MIIX's insurance operations, the New Jersey Department appointed an Administrative Supervisor in April 2004. MIIX continued to operate in voluntary solvent runoff until September 28, 2004 when the State of New Jersey entered an Order of Rehabilitation (the "Order") of MIIX.

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

During 2002, the Company engaged financial advisors to assist it in obtaining offers for the Company's assets. No viable offers to make a significant investment in the Company or to purchase all of the Company were received. In 2004, the Company engaged additional financial advisors to assist it in exploring all available alternatives. The Company continues to be interested in entertaining any and all offers by any interested parties for its assets and/or for investment in the Company. In connection with that exploration, the financial advisors have contacted more than 50 prospective purchasers of assets of the Company or investors in the Company. As a consequence of that effort, the Company has received one indication of interest from MDAdvantage to acquire certain assets of the Underwriter and one indication of an additional possible offer. The Company is proceeding to negotiate with MDAdvantage the documentation relating to a possible sale of the Underwriter's assets, subject to the receipt of all necessary approvals and "higher or better offers" prior to closing. The Company is also continuing to seek other buyers for its assets.

The following disclosures relate to insurance operations:

As a result of the Order entered on September 28, 2004, the Company no longer has control of the assets or operations of MIIX. Accordingly, as of September 30, 2004, the accounts of MIIX will be no longer be consolidated with the accounts of the Company in the consolidated financial statements. The consolidated financial statements subsequent to September 28, 2004 will include The MIIX Group and its wholly owned subsidiary the Underwriter and its subsidiaries Medical Brokers, Inc., an insurance agency, Reinsurance Services, Inc. (formerly Pegasus Advisors, Inc.), an inactive reinsurance intermediary, MIIX Healthcare Group, an inactive healthcare consulting firm, and Lawrenceville Re, Ltd. ("Lawrenceville Re"), a Bermuda-domiciled reinsurance company.

New Jersey insurance regulation provides that when an insurance company is deemed in a hazardous financial condition, the State may step in and assume control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The New Jersey Department has assumed control of the operations of MIIX in rehabilitation. Because the Company has no continuing legal obligation with respect to MIIX, the Company will make no provision for the excess of liabilities over assets of MIIX as of September 30, 2004. Accordingly, as of September 30, 2004, the Company will begin using the equity method of accounting for its investment in MIIX and will record its investment in MIIX at $-0-, and the deficiency in equity that existed as of that date will be reversed and recognized as a gain on deconsolidation as of and for the period ended September 30, 2004.

The Company will not report the operations of MIIX as discontinued operations as of September 30, 2004 because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and provide administrative services subsequent to the September 28, 2004 Order of Rehabilitation. Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly. The table below provides an unaudited pro forma as if the Company deconsolidated operations as of and for the period ended March 31, 2004.

                                              THE MIIX GROUP, INCORPORATED
                                              CONSOLIDATED BALANCE SHEETS
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)


                                                                                             MARCH 31, 2004
                                                                                    AS REPORTED           PRO FORMA
                                                                                  ---------------      ---------------
                                     ASSETS
Total investments.............................................................     $      649,384       $        5,293
Cash.........................................................................              17,626                   50
Reinsurance recoverable on unpaid losses.....................................             349,675                    0
Reinsurance recoverable on paid losses, net..................................              74,377                    0
Other assets.................................................................              47,017                4,702
                                                                                  ---------------      ---------------
         Total assets........................................................      $    1,138,079       $       10,045
                                                                                  ===============      ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
Unpaid losses and loss adjustment expenses...................................      $    1,089,272       $        1,241
Funds held under reinsurance treaties........................................             264,671                    0
Other liabilities............................................................              49,764                8,768
                                                                                  ---------------      ---------------
         Total liabilities...................................................           1,403,707               10,009
                                                                                  ---------------      ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock.................................................................                 166                  166
Additional paid-in capital...................................................              43,322               43,322
Retained earnings (deficit)..................................................            (294,211)             (12,894)
Treasury stock...............................................................             (28,611)             (28,611)
Stock purchase loans and unearned stock compensation.........................              (2,145)              (2,145)
Accumulated other comprehensive income ......................................              15,851                  198
                                                                                  ---------------      ---------------
         Total stockholders' equity (deficiency).............................            (265,628)                  36
                                                                                  ---------------      ---------------
         Total liabilities and stockholders' equity (deficiency).............      $    1,138,079       $       10,045
                                                                                  ===============      ===============


                                                                                                                    10

                          THE MIIX GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                        MARCH 31, 2004
                                            ------------------------------------
                                              AS REPORTED          PRO FORMA
                                            ---------------    -----------------
REVENUES
Net premiums earned........................  $         (23)     $             0
Net investment income......................          7,667                   31
Realized investment gains..................          7,080                    0
Other revenue..............................          1,804                1,097
                                            ---------------    -----------------
     Total revenues........................         16,528                1,128
                                            ---------------    -----------------

EXPENSES
Losses and loss adjustment expenses........            119                    0
Underwriting and other expenses............          5,006                2,706
Funds held charges.........................          4,179                    1
                                            ---------------    -----------------
     Total expenses........................          9,304                2,707
                                            ---------------    -----------------

Income before income taxes.................          7,224               (1,579)
Income tax provision.......................             33                   33
                                            ---------------    -----------------

     Net income ...........................  $       7,191      $        (1,612)
                                            ===============    =================

3.      STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the first quarter of 2004, 355,092 shares of restricted stock vested, having a per share market value of $0.64. Also in the first quarter of 2004, 5,067 options were cancelled, 0 options were exercised and 266,498 restricted shares of The MIIX Group common stock were cancelled. During the first quarter of 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29 resulting in an increase to unearned stock compensation of $1.5 million, a reduction to treasury stock of $15.2 million, which was calculated using the average value reduction of additional paid-in capital for the difference of $13.7 million. Also during the first quarter of 2003, 21,549 options were cancelled and 0 options were exercised, and a former officer tendered 8,922 shares of The MIIX Group common stock and reduced his stock purchase and loan balance to $0. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation" for the three months ended March 31:

                                                                                  2004             2003
                                                                                  ----             ----
    (in thousands, except per share amounts)
    ----------------------------------------
       Net income, as reported                                                   $7,191           $5,240
       Total stock-based employee compensation expense determined under fair value based method for all awards, net of
         related tax effects                                                       (164)             (27)
                                                                                 ------           ------
       Pro forma net gain                                                        $7,027           $5,213
                                                                                 ======           ======
       Basic earnings per share:
         As reported                                                              $0.53            $0.39
         Pro forma                                                                 0.52             0.39
       Diluted earnings per share:
         As reported                                                              $0.53            $0.38
         Pro forma                                                                 0.52             0.38
       Estimated weighted average of the fair value of options
         granted                                                                  $0.00            $0.00

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 1.7% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of the Company's common stock ranging from 29.9% to 35.6%; and a three-year weighted average expected life of the options.

4.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ------------------------------
                                                                               2004              2003
                                                                           -------------     ------------
(in thousands, except per share amounts)
----------------------------------------
Numerator for basic and diluted earnings per share of common stock:

     Net income ........................................................        $ 7,191         $ 5,240
                                                                                =======         =======

Denominator:
     Denominator for basic earnings per share of common stock -
          weighted-average shares outstanding...........................         13,598          13,369

Effect of dilutive securities:
     Stock options and nonvested restricted stock.......................              0             460
                                                                                -------         -------

     Denominator for diluted earnings per share of common stock -
          adjusted-weighted average shares outstanding..................         13,598          13,829
                                                                                 ======          ======

Basic earnings per share of common stock................................          $0.53           $0.39
                                                                                  =====           =====

Diluted earnings per share of common stock..............................          $0.53           $0.38
                                                                                  =====           =====

5.      COMPREHENSIVE INCOME

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at March 31, 2004 and December 31, 2003, except those determined to be other-than-temporary, are reflected as accumulated other comprehensive income in the Consolidated Statement of Stockholders' Equity (Deficiency) and Consolidated Balance Sheets.

The components of comprehensive income, net of related tax, for the three months ended March 31, 2004 and 2003 are as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                        2004            2003
                                                      ---------       ---------
                                                           (in thousands)

Net income........................................... $  7,191        $  5,240

Other comprehensive income:
   Unrealized holding appreciation (depreciation)
     arising during period (net of tax).                12,754          (2,782)

   Reclassification adjustment for (gains) losses
     realized in net income (net of tax).............   (7,080)          2,004
                                                      ---------       ---------

Net unrealized appreciation (depreciation) arising
   during the period (net of tax)....................    5,674            (778)
                                                      ---------       ---------

Comprehensive income................................. $ 12,865        $  4,462
                                                      =========       =========

6.      INCOME TAXES

The effective tax rate differs from the statutory tax rate primarily as a result of a full valuation allowance being established against the significant net operating loss of the Company.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

FINANCIAL REPORTING. The Company has not reported the operations of MIIX as discontinued operations because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and perform administrative services subsequent to the September

28, 2004 Order of Rehabilitation (see "Recent Developments" following). Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly.

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

The liabilities for losses and LAE and the related estimation methods are continually reviewed and revised to reflect current conditions and trends. The resulting adjustments are reflected in the operating results of the current period. While management believes the liabilities for losses and LAE are adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material. However, as indicated elsewhere, on September 28, 2004, the New Jersey Department placed MIIX in rehabilitation, which resulted in the New Jersey Department having full control of MIIX operations.

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made policy forms, which generally provide at no additional charge, continuing coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated through formula calculations that have been verified by the Company's independent actuarial firm using techniques, which possess elements of both loss reserves and pension liabilities, and thus include additional assumptions for mortality, morbidity, retirement, interest and inflation. Since the Company had no policies in force as of December 31, 2003 or March 31, 2004, the Company had no liability with respect to extended reporting endorsements.

INVESTMENTS. The Company designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The fair value of securities is based upon quoted market prices when available. Where market prices or broker quotations are not available, the fair value is estimated based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may be significantly different from the amount that could be realized if the security were sold immediately. Under the Order of Rehabilitation, which was entered on September 28, 2004, the New Jersey Department has assumed control of the investment portfolio. As a result, as of that date the Company no longer has control over its investments, the liquidation of those investments, or investment policy. The discussion set forth below does not describe the management of MIIX's investment portfolio subsequent to September 28, 2004, as the New Jersey Department's approach to the management of that portfolio is not known to the Company.

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

RECENT DEVELOPMENTS

The Company has experienced a number of adverse developments as a result of unexpected and unprecedented increases in loss and LAE reserves over the past four years related to prior years' experience. These increases have required the Company to increase loss and LAE reserves in each of the last four years. For a more detailed discussion of these events, see our Annual Report on Form 10-K for 2003.

During 2003, MIIX entered into an Order with the New Jersey Department that set forth the framework for the regulatory monitoring of MIIX and established certain operating limitations on MIIX. On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX into rehabilitation.

The trading of The MIIX Group's common stock was suspended at the opening of business on April 28, 2003 by the NYSE because The MIIX Group was "below criteria" as its total capitalization was less than $50 million over a 30-day trading period and stockholders' equity was less than $50 million. The MIIX Group's common stock now trades on the OTC Bulletin Board under the ticker symbol "MIIX." See "Risks and Uncertainties."

During 2002, the Company engaged financial advisors to assist it in obtaining offers for the Company's assets. No viable offers to make a significant investment in the Company or to purchase all of the Company were received. In 2004, the Company engaged additional financial advisors to assist it in exploring all available alternatives. The Company continues to be interested in entertaining any and all offers by any interested parties for its assets and/or for investment in the Company. In connection with that exploration, the financial advisors have contacted more than 50 prospective purchasers of assets of the Company or investors in the Company. As a consequence of that effort, the Company has received one indication of interest from MDAdvantage to acquire certain assets of the Underwriter and one indication of an additional possible offer. The Company is proceeding to negotiate with MDAdvantage the documentation relating to a possible sale of the Underwriter's assets, subject to the receipt of all necessary approvals and "higher or better offers" prior to closing. The Company is also continuing to seek other buyers for its assets.

On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX, a subsidiary of The MIIX Group, into rehabilitation and naming the Commissioner of the New Jersey Department as Rehabilitator with immediate and exclusive control over the business and property of MIIX. The Order provides that The MIIX Group and the Underwriter will continue to provide administrative services to MIIX pursuant to the current Management Services Agreement until terminated by the New Jersey Department after appropriate notice. The Order does not stay payment of claims for any litigation currently pending against MIIX or its insureds and does not bar claimants from filing new actions against MIIX insureds. The Order, however, prohibits persons from filing any new action or new claim directly against MIIX without permission of the Court. See "Risks and Uncertainties."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

NET PREMIUMS EARNED. Net premiums earned were $(23,000) for the three months ended March 31, 2004, a decrease of approximately $19.9 million, from $19.9 million for the three months ended March 31, 2003. This net decrease consists of a decrease in direct premiums earned of $14.3 million and an increase in ceded premiums earned of $5.6 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002.

Total premiums written were $(47,000) for the three months ended March 31, 2004, an increase of approximately $1.1 million, from total premiums written of $(1.1) million for the three months ended March 31, 2003. The negative total premiums written in both periods reflects the Company's cessation of writing or renewing policies during the second quarter of 2002 and primarily reflects policy cancellations.

NET INVESTMENT INCOME. Net investment income decreased approximately $3.2 million, or 29.4%, to $7.7 million for the three months ended March 31, 2004, from $10.9 million for the same period in 2003. Average invested assets at amortized cost decreased to approximately $690.3 million for the three months ended March 31, 2004 compared to approximately $1.01 billion for the same period last year. The decrease in net investment income reflects the combined effects of a decline in market yields and a decline in the total invested asset base during the first quarter of 2004 as compared to first quarter 2003. The average annualized pre-tax yield on the investment portfolio decreased to 4.5% for the three months ended March 31, 2004 from 5.6% for the same period in 2003.

REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains (losses) were $7.1 million and $(2.0) million for the three months ended March 31, 2004 and 2003, respectively. During the quarter ended March 31, 2004, the Company recorded realized gains of approximately $7.6 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $0.5 million of realized losses. In the first quarter of 2003, realized gains of approximately $6.2 million were recognized due to sales of fixed maturity investments and realized losses of $8.2 million included $7.4 million of other-than-temporary declines in investment values, primarily attributable to collateralized bond obligations and Conseco / Green Tree Financial corporate bonds.

OTHER REVENUE. Other revenue increased approximately $0.2 million, or 12.5%, to $1.8 million for the three months ended March 31, 2004, from $1.6 million for the same period last year. This net increase is primarily composed of an increase of approximately $0.6 million associated with management services and related contracts with MDAdvantage, partially offset by a $0.3 million reduction in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased approximately $16.9 million, to approximately $0.1 million for the three months ended March 31, 2004, from $17.0 million for the three months ended March 31, 2003. The provision for losses and LAE is net of ceded losses and LAE of $0.1 million and $11.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in net loss and LAE for the three months ended March 31, 2004 was composed of a decrease in gross losses and LAE of $5.3 million and an increase of ceded losses and LAE of $11.6 million.

UNDERWRITING EXPENSES. Underwriting expenses decreased $0.7 million, or 12.3%, to $5.0 million for the three months ended March 31, 2004, from $5.7 million for the three months ended March 31, 2003. The net decrease for the quarter ended March 31, 2004 primarily results from the effects of all MIIX policies expiring by December 31, 2003 and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts were $4.1 million for the three months ended March 31, 2004 and 2003. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses were approximately $26,000 and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, with the decrease due to the MIIX Healthcare Group, which ceased operations in 2003.

INCOME TAX PROVISION (BENEFIT). The income tax provision was $33,000 for the three months ended March 31, 2004, compared to an income tax benefit of $1.9 million for the same period in 2003. The income tax provision of $33,000 in the first quarter of 2004 reflects state income taxes.

NET INCOME. Net income was $7.2 million for the three months ended March 31, 2004, an increase of $2.0 million, or 38.5%, from net income of $5.2 million for the three months ended March 31, 2003 for the reasons discussed above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $667.0 million at March 31, 2004 and $773.5 million at December 31, 2003. The net decrease of $106.5 million largely resulted from the sale of fixed-maturity investments to meet accelerating claims settlements.

Fixed-maturity investments available for sale at fair value, including short-term investments, were $646.1 million, or 99.5% of the investment portfolio of the Company as of March 31, 2004. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by independent rating agencies, while the total portfolio effective duration (excluding short-term investments) was 3.2 years.

UNPAID LOSSES AND LAE, FUNDS HELD UNDER REINSURANCE TREATIES, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND REINSURANCE RECOVERABLE ON PAID LOSSES. Gross unpaid losses and LAE were $1,089.3 million at March 31, 2004 and $1,219.0 million at December 31, 2003. The net decrease in unpaid losses and LAE reserves was primarily attributable to claims paid activity. Funds held under reinsurance contracts decreased from $292.1 million at December 31, 2003 to $264.7 million at March 31, 2004. Reinsurance recoverable on unpaid losses and LAE was $349.7 million at March 31, 2004 and $425.8 million at December 31, 2003. The net decrease in reinsurance recoverable on unpaid losses is primarily attributable to decreases in ceded loss and LAE reserves. Reinsurance recoverable on paid losses increased $42.5 million in the first three months of 2004 due to increases in ceded paid losses to reinsurers. Substantially all of the reinsurance recoverables at March 31, 2004 are collateralized by the funds held under reinsurance treaties and letters of credit.

STOCKHOLDERS' EQUITY (DEFICIENCY). Total stockholders' deficiency was $(265.6) million at March 31, 2004 and $(278.5) million at December 31, 2003. The net decrease in the deficiency of $12.9 million consisted of net income of $7.2 million and a change in unrealized net appreciation of investments of $5.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The MIIX Group is a holding company whose assets primarily consist of all of the capital stock of its subsidiaries. Cash flow needs at the holding company level include corporate operating expenses. Prior to the Order of Rehabilitation, the Company's principal sources of funds were dividends and other permissible payments from its subsidiaries and revenues from its non-insurance operations. Subsequent to the Order of Rehabilitation, the Company cannot receive payments from MIIX without the approval of the Rehabilitator; accordingly, the Company's principal source of funds is derived from the management contract with MDAdvantage. The Company does not believe that its cash flow will be sufficient to allow it to continue to operate. Accordingly, the Company continues the wind-down of its business activities. See " Risks and Uncertainties."

MIIX, while in supervised runoff through September 28, 2004, needed to have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having funds available to meet ordinary operating costs. The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets and recoveries from reinsurance. Funds are used to pay primarily losses and LAE, operating expenses and reinsurance premiums. The Company's net cash flow used in operating activities were approximately $(123.8) million and $(67.3) million for the quarters ended March 31, 2004 and 2003, respectively. The decrease in cash flow during 2004 was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of several higher severity cases, lower investment income and a cessation in premium collection reflecting runoff of MIIX. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. However, as a result of the Order of Rehabilitation on September 28, 2004, the Company no longer has control over the operations of MIIX and, accordingly, the financial position and results of operations of MIIX will no longer be reflected in the Company's financial statements after September 28, 2004.

The Company's investments consisted primarily of fixed-maturity securities. The Company's investment strategy sought to maximize after-tax income through holding an investment grade, intermediate term, diversified, taxable bond portfolio, while maintaining an adequate level of liquidity. At March 31, 2004, the portfolio had an average credit quality of "AA," an average duration of 2.9 years, and an annualized yield of 4.5%.

The Company held collateral of $264.7 million and $292.1 million at March 31, 2004 and December 31, 2003, respectively, in the form of funds held, and $149.4 million and $161.2 million at March 31, 2004 and December 31, 2003, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

During 2002, The MIIX Group's Board of Directors suspended the payments of dividends to shareholders. The Company does not expect to pay dividends for the foreseeable future as it continues to wind-down.

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

The Company's scope of operations has been significantly diminished. As a result of the entry of the Order of Rehabilitation, the Company no longer controls the operations of MIIX, the process of resolving claims, or the management of MIIX's investment portfolio. As a result, the Company's cash flow has decreased significantly. The Company does not believe that it has adequate cash to continue to operate.

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

Because of these risks and uncertainties, the Company's financial statements and the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations should not be relied upon by investors as indicating the Company's ability to operate.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in the paragraphs that follow represent historical information and do not discuss the change resulting from the Order of Rehabilitation on September 28, 2004.

The Company's investment portfolio at March 31, 2004 is primarily composed of fixed-maturity securities, consisting of 85.7% of total investments at market value. U.S. government and tax-exempt bonds represent 12.4%, corporate bonds represent 34.4% and mortgage backed and asset backed securities represent 53.2% of fixed-maturity investments. Short-term investments represent 13.8% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.5%.

At March 31, 2004 and December 31, 2003, the Company had net unrealized gains on its fixed-maturity investment portfolio of $20.6 million and $14.9 million, respectively.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at March 31, 2004 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of assets and liabilities in order to minimize mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

In addition to interest rate risk, fixed-maturity securities like those comprising the Company's investment portfolio involve other risks such as default or credit risk. The Company manages these risks by limiting the amount of higher risk corporate obligations (determined by credit rating assigned by private rating agencies) in which it invests.

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

There were no material changes to the Company's financial market risks between December 31, 2003 and March 31, 2004.

ITEM 4.   CONTROLS AND PROCEDURES

As of March 31, 2004, and with the participation of management, The MIIX Group's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures (as defined in the Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports The MIIX Group files under Section 15(d) of the Exchange Act.

There were no changes in The MIIX Group's internal control over financial reporting during the period ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, The MIIX Group's internal control over financial reporting. There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE MIIX GROUP, INCORPORATED


                              By:      /s/ Patricia A. Costante
                                 -----------------------------------------------
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)


                              By:      /s/ Allen G. Sugerman
                                 -----------------------------------------------
                                   Chief Financial Officer
                                   (principal financial and accounting officer)


                              Dated:   November 15, 2004