Form 10-Q
period 2004-06-30
MIIX GROUP INC
filed 2004-11-22
CIK 1064063

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

                      FOR THE QUARTER ENDED JUNE 30, 2004

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

TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION................................................4

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........20

ITEM 4.   CONTROLS AND PROCEDURES.............................................21

PART II   OTHER INFORMATION...................................................22

ITEM 1.   LEGAL PROCEEDINGS...................................................22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................23

SIGNATURES ...................................................................24

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

PART I        FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                          THE MIIX GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                  ---------------------------
                                                                                      2004         2003
                                                                                  -----------    -----------
                                     ASSETS                                         (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2004 - $418,817;
     2003 - $680,797) .........................................................   $   422,976    $   695,735
   Equity investments, at fair value (cost: 2004 - $2,781; 2003 - $2,781) .....         3,256          3,226
   Short-term investments, at cost which approximates fair value ..............       131,141         56,468
                                                                                  -----------    -----------
         Total investments ....................................................       557,373        755,429

Cash ..........................................................................        22,715         18,081
Accrued investment income .....................................................         3,764          6,520
Premium receivable, net .......................................................           903            708
Reinsurance recoverable on unpaid losses ......................................       307,602        425,785
Reinsurance recoverable on paid losses, net ...................................        41,179         31,874
Other assets ..................................................................        40,926         40,242
                                                                                  -----------    -----------
         Total assets .........................................................   $   974,462    $ 1,278,639
                                                                                  ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

Unpaid losses and loss adjustment expenses ....................................   $ 1,018,597    $ 1,218,957
Funds held under reinsurance treaties .........................................       202,252        292,126
Other liabilities .............................................................        42,289         46,077
                                                                                  -----------    -----------
         Total liabilities ....................................................     1,263,138      1,557,160
                                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding                                                                   0              0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2004 - 14,072,168 shares outstanding; 2003 - 14,497,536 shares
   outstanding) ...............................................................           166            166
Additional paid-in capital ....................................................        43,322         40,270
Retained earnings (deficit) ...................................................      (301,156)      (301,402)
Treasury stock, at cost (2004 - 2,465,837 shares; 2003 - 2,040,469 shares) ....       (28,611)       (25,115)
Stock purchase loans and unearned stock compensation ..........................        (1,828)        (2,617)
Accumulated other comprehensive income ........................................          (569)        10,177
                                                                                  -----------    -----------
         Total stockholders' equity (deficiency) ..............................      (288,676)      (278,521)
                                                                                  -----------    -----------
         Total liabilities and stockholders' equity (deficiency) ..............   $   974,462    $ 1,278,639
                                                                                  ===========    ===========

SEE ACCOMPANYING NOTES

                                               THE MIIX GROUP, INCORPORATED

                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                         ----------------------------       -----------------------------
                                                           2004                2003              2004               2003
                                                         --------            --------       ----------            -------
REVENUES
Net premiums earned..............................        $   (700)           $  7,277       $     (723)           $27,137
Net investment income............................           5,282               8,915           12,949             19,860
Realized investment gains........................           2,068               4,359            9,148              2,355
Other revenue....................................           1,365               1,485            3,169              3,123
                                                         --------            --------       ----------            -------

     Total revenues..............................           8,015              22,036           24,543             52,475
                                                         --------            --------       ----------            -------

EXPENSES
Losses and loss adjustment expenses..............           5,101               4,600            5,220             21,563
Underwriting expenses............................           4,231               4,676            9,211             10,419
Funds held charges...............................           5,577               5,543            9,756              9,678
Other expenses...................................               3                 223               29                469
                                                         --------            --------       ----------            -------

     Total expenses..............................          14,912              15,042           24,216             42,129
                                                         --------            --------       ----------            -------

Income (loss) before income taxes................          (6,897)              6,994              327             10,346
Income tax provision (benefit)...................              48              (2,425)              81             (4,313)
                                                         --------            --------       ----------            -------
     Net income (loss) ..........................        $ (6,945)            $ 9,419        $     246            $14,659
                                                         ========             =======        =========            =======

Basic earnings (loss) per share..................          $(0.51)              $0.70            $0.02              $1.10
                                                         ========             =======        =========            =======

Diluted earnings (loss) per share................          $(0.51)              $0.65            $0.02              $1.03
                                                         ========             =======        =========            =======

Dividend per share of common stock...............           $0.00               $0.00            $0.00              $0.00
                                                         ========             =======        =========            =======


SEE ACCOMPANYING NOTES



                                                                                                                        5


                               THE MIIX GROUP, INCORPORATED

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         FOR THE SIX MONTHS ENDED JUNE 30, 2004
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                        (UNAUDITED)


                                  NUMBER OF      COMMON     ADDITIONAL     RETAINED
                                    SHARES       STOCK        PAID-IN      EARNINGS
                                 OUTSTANDING     ISSUED       CAPITAL      (DEFICIT)
                                 -----------  ------------  -----------  -------------
Balance at January 1, 2004.....   14,497,536      $166        $40,270      $(301,402)
  Net income...................                                                  246

  Other comprehensive
      income (loss), net of
      tax:

    Net unrealized
      appreciation on
      securities available-
      for-sale, net of
      deferred taxes of $0.....

    Stock purchase and loan
      agreement activities.....     (425,368)

    Stock compensation and
      treasury stock activity..                                 3,052
                                 -----------  ------------  -----------  -------------
Balance at June 30, 2004......    14,072,168      $166        $43,322      $(301,156)
                                 ===========  ============  ===========  =============

(CONT'D)

                                                  STOCK
                                                PURCHASE
                                                LOANS AND       ACCUMULATED         TOTAL
                                                UNEARNED          OTHER         STOCKHOLDERS'
                                  TREASURY        STOCK        COMPREHENSIVE        EQUITY
                                    STOCK      COMPENSATION       INCOME         (DEFICIENCY)
                                 -----------  --------------  ---------------  ----------------

Balance at January 1, 2004.....   $(25,115)      $(2,617)         $10,177         $(278,521)
  Net income...................                                                         246

  Other comprehensive
      income (loss), net of
      tax:

    Net unrealized
      appreciation on
      securities available-
      for-sale, net of
      deferred taxes of $0.....                                   (10,746)          (10,746)

    Stock purchase and loan
      agreement activities.....                      (28)                               (28)

    Stock compensation and
      treasury stock activity..     (3,496)          817                                373
                                 -----------  --------------  ---------------  ----------------
Balance at June 30, 2004......    $(28,611)      $(1,828)         $  (569)        $(288,676)
                                 ===========  ==============  ===============  ================


SEE ACCOMPANYING NOTES


                                                                                              6

                                        THE MIIX GROUP, INCORPORATED

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ------------------------
                                                                                     2004           2003
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..................................................................     $     246      $  14,659
Adjustments to reconcile net income to net cash used in operating activities:
Other stock based compensation ..............................................           443           (177)
Unpaid losses and loss adjustment expenses ..................................      (200,360)      (140,890)
Unearned premiums ...........................................................             0        (22,497)
Premium deposits ............................................................             0           (209)
Premium receivable, net .....................................................          (195)         6,249
Reinsurance balances, net ...................................................        19,004         17,719
Deferred policy acquisition costs ...........................................             0          1,016
Realized gains ..............................................................        (9,148)        (2,355)
Depreciation, accretion and amortization ....................................         1,460          1,569
Accrued investment income ...................................................         2,756          1,337
Other assets ................................................................          (684)        (2,767)
Other liabilities ...........................................................        (3,787)        (6,905)
                                                                                  ---------      ---------
Net cash used in operating activities .......................................      (190,265)      (133,251)
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales ...............................       342,029        306,833
Proceeds from fixed-maturity investments matured, called or prepaid .........        49,043         97,590
Proceeds from equity investment sales .......................................             0          2,023
Cost of investments acquired ................................................      (121,405)      (291,589)
Change in short-term investments, net .......................................       (74,670)        45,146
Net payable for securities ..................................................             0        (20,582)
                                                                                  ---------      ---------
Net cash provided by investing activities ...................................       194,997        139,421
                                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds employee stock loans ...............................................             4             32
Purchase of Treasury Stock...................................................          (102)            (8)
                                                                                  ---------      ---------
Net cash used in financing activities .......................................           (98)            24
                                                                                  ---------      ---------

Net change in cash ..........................................................         4,634          6,194
Cash, January 1 .............................................................        18,081          4,667
                                                                                  ---------      ---------
Cash, June 30 ...............................................................     $  22,715      $  10,861
                                                                                  =========      =========
SEE ACCOMPANYING NOTES

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

The Company will not report the operations of MIIX as discontinued operations as of September 30, 2004 because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and perform administrative services subsequent to the September 28, 2004 Order of Rehabilitation. Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly. The table below provides an unaudited pro forma as if the Company treated MIIX as a discontinued operation as of and for the six months ended June 30, 2004.

                                   THE MIIX GROUP, INCORPORATED
                                    CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                              JUNE 30, 2004
                                                                              -------------
                                                                     AS REPORTED       PRO FORMA
                                                                     -----------      -----------
                                     ASSETS
Total investments ..............................................     $   557,373      $     5,239
Cash ...........................................................          22,715               48
Reinsurance recoverable on unpaid losses .......................         307,602                0
Reinsurance recoverable on paid losses, net ....................          41,179                0
Other assets ...................................................          45,593            3,690
                                                                     -----------      -----------
         Total assets ..........................................     $   974,462      $     8,977
                                                                     ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
Unpaid losses and loss adjustment expenses .....................     $ 1,018,597      $     1,048
Funds held under reinsurance treaties ..........................         202,252                0
Other liabilities ..............................................          42,289            8,427
                                                                     -----------      -----------
         Total liabilities .....................................       1,263,138            9,475
                                                                     -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock ...................................................             166              166
Additional paid-in capital .....................................          43,322           43,322
Retained earnings (deficit) ....................................        (301,156)         (13,766)
Treasury stock .................................................         (28,611)         (28,611)
Stock purchase loans and unearned stock compensation ...........          (1,828)          (1,828)
Accumulated other comprehensive (loss) income ..................            (569)             219
                                                                     -----------      -----------
         Total stockholders' equity (deficiency) ...............        (288,676)            (498)
                                                                     -----------      -----------
         Total liabilities and stockholders' equity (deficiency)     $   974,462      $     8,977
                                                                     ===========      ===========


                                                                                              10

                          THE MIIX GROUP, INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                            SIX MONTHS ENDED
                                               JUNE 30, 2004
                                       --------------------------
                                       AS REPORTED    PRO FORMA
                                       ----------     ----------
REVENUES
Net premiums earned ...............     $   (723)     $      0
Net investment income .............       12,949            32
Realized investment gains .........        9,148             0
Other revenue .....................        3,169         2,650
                                        --------      --------
     Total revenues ...............       24,543         2,682
                                        --------      --------

EXPENSES
Losses and loss adjustment expenses        5,220           (85)
Underwriting and other expenses ...        9,240         5,165
Funds held charges ................        9,756             3
                                        --------      --------
     Total expenses ...............       24,216         5,083
                                        --------      --------

Income before income taxes ........          327        (2,401)
Income tax provision ..............           81            81
                                        --------      --------

     Net income ...................     $    246      $ (2,482)
                                        ========      ========

3.   STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. The Company's policy regarding stock options is to issue options with an exercise price equal to the market price on the date of grant. Under APB 25, no compensation expense is recognized given the Company's policy. During the first six months of 2004, 355,092 shares of restricted stock vested, having a per share market value of $0.64. Also in the first half of 2004, 28,807 options were cancelled, 0 options were exercised and 266,498 restricted shares of The MIIX Group common stock were cancelled. During the first six months of 2003, 1,190,982 restricted shares of The MIIX Group common stock were granted, having a per share market value of $1.29 resulting in an increase to unearned stock compensation of $1.5 million, a reduction to treasury stock of $15.2 million, which was calculated using the average value reduction of additional paid-in capital for the difference of $13.7 million. Also during the first six months of 2003, 24,306 options were cancelled and 0 options were exercised, and a former officer tendered 8,922 shares of The MIIX Group common stock and reduced his stock purchase and loan balance to $0. All transactions were recorded at the fair value of The MIIX Group common stock on the effective dates of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation" for the six months ended June 30:

                                                                           2004          2003
                                                                         -------      ----------
    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Net income, as reported ..................................     $   246      $   14,659
          Total stock-based employee compensation expense determined under fair value based method for all awards, net of
            related tax effects ....................................        (167)             19
                                                                         -------      ----------
          Pro forma net gain .......................................     $    79      $   14,678
                                                                         =======      ==========
          Basic earnings per share:
            As reported ............................................     $  0.02      $     1.10
            Pro forma ..............................................        0.01            1.10
          Diluted earnings per share:
            As reported ............................................     $  0.02      $     1.03
            Pro forma ..............................................        0.01            1.03
          Estimated weighted average of the fair value of options
            granted ................................................     $  0.00      $     0.00

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 1.9% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of the Company's common stock ranging from 28.2% to 34.8%; and a three-year weighted average expected life of the options.

4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           ---------------------      ---------------------
                                                              2004         2003         2004         2003
                                                           --------      --------     --------     --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
----------------------------------------
Numerator for basic and diluted earnings (loss) per
   share of common stock:
     Net income (loss) ...............................     $ (6,945)     $  9,419     $    246     $ 14,659
                                                           ========      ========     ========     ========

Denominator:
     Denominator for basic earnings (loss) per share
        of common stock - weighted-average shares
        outstanding ..................................       13,719        13,363       13,658       13,366
Effect of dilutive securities:
     Stock options and nonvested restricted stock ....            0         1,201            0          831
                                                           --------      --------     --------     --------

     Denominator for diluted earnings (loss) per share
        of common stock - adjusted weighted-average
        shares outstanding ...........................       13,719        14,564       13,658       14,197
                                                           ========      ========     ========     ========

Basic earnings (loss) per share of common stock ......     $  (0.51)     $   0.70     $   0.02     $   1.10
                                                           ========      ========     ========     ========

Diluted earnings (loss) per share of common stock ....     $  (0.51)     $   0.65     $   0.02     $   1.03
                                                           ========      ========     ========     ========

5.   COMPREHENSIVE INCOME (LOSS)

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at June 30, 2004 and December 31, 2003, except those determined to be other-than-temporary, are reflected as accumulated other comprehensive income in the Consolidated Statement of Stockholders' Equity (Deficiency) and Consolidated Balance Sheets.

The components of comprehensive income (loss), net of related tax, for the six months ended June 30, 2004 and 2003 are as follows:

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                              ----------------------      ----------------------
                                                                2004           2003         2004          2003
                                                              --------      --------      --------      --------
                                                                  (in thousands)              (in thousands)
Net income (loss) .......................................     $ (6,945)     $  9,419      $    246      $ 14,659

Other comprehensive income (loss):
  Unrealized holding appreciation (depreciation) arising
     during period (net of tax) .........................      (14,352)        4,856        (1,598)        2,074

  Reclassification adjustment for gains realized in net
     income (loss) (net of tax) .........................       (2,068)       (4,359)       (9,148)       (2,355)
                                                              --------      --------      --------      --------

Net unrealized appreciation (depreciation) arising during
     the period ended June 30 (net of tax) ..............      (16,420)          497       (10,746)         (281)
                                                              --------      --------      --------      --------

Comprehensive income (loss) .............................     $(23,365)     $  9,916      $(10,500)     $ 14,378
                                                              ========      ========      ========      ========

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

FINANCIAL REPORTING. The Company has not reported the operations of MIIX as discontinued operations because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and provide administrative services subsequent to the September 28, 2004 Order of Rehabilitation (see "Recent Developments" following). Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly.

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

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made policy forms, which generally provide at no additional charge, continuing coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated through formula calculations that have been verified by the Company's independent actuarial firm using techniques, which possess elements of both loss reserves and pension liabilities, and thus include additional assumptions for mortality, morbidity, retirement, interest and inflation. Since the Company had no policies in force as of December 31, 2003 or June 30, 2004, the Company had no liability with respect to extended reporting endorsements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

NET PREMIUMS EARNED. Net premiums earned were $(0.7) million for the three months ended June 30, 2004, a decrease of approximately $8.0 million, from $7.3 million for the three months ended June 30, 2003. This net decrease consists of a decrease in direct premiums earned of $7.3 million and an increase in ceded premiums earned of $0.7 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002.

Total premiums written were approximately $(12,000) for the three months ended June 30, 2004, a decrease of $0.2 million, from total premiums written of $0.2 million for the three months ended June 30, 2003. The decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002 and primarily reflects policy cancellations.

NET INVESTMENT INCOME. Net investment income decreased approximately $3.6 million, or 40.8%, to $5.3 million for the three months ended June 30, 2004 from $8.9 million for the same period in 2003. Average invested assets at amortized cost decreased to approximately $590.5 million for the three months ended June 30, 2004 compared to approximately $928.3 million for the same period last year. The decrease in net investment income reflects the combined effects of a decline in market yields and a decline in the total invested asset base during the second quarter of 2004 as compared to second quarter 2003. The average annualized pre-tax yield on the investment portfolio was 4.1% for the three months ended June 30, 2004 from 4.0% for the same period in 2003.

REALIZED INVESTMENT GAINS. Net realized investment gains were $2.1 million for the three months ended June 30, 2004, a decrease in investment gains of approximately $2.3 million, or 52.6%, compared to net realized investment gains of $4.4 million for the same period in 2003. During the quarter ended June 30, 2004, the Company recorded realized gains of approximately $3.0 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $0.9 million of realized losses. In the second quarter of 2003, realized gains of approximately $6.0 million were recognized due to sales of fixed maturity investments and realized losses of $1.6 million included $1.3 million of other-than-temporary declines in investment values, primarily attributable to collateralized bond obligations and Conseco/Green Tree Financial corporate bonds.

OTHER REVENUE. Other revenue decreased approximately $0.1 million, or 6.7%, to $1.4 million for the three months ended June 30, 2004 from $1.5 million for the same period last year. This net decrease is primarily composed of an increase of approximately $0.5 million associated with management services and related contracts with MDAdvantage, offset by a $0.6 million reduction in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE increased $0.5 million, or 10.9%, to $5.1 million for the three months ended June 30, 2004 from $4.6 million for the three months ended June 30, 2003. The provision for losses and LAE is net of ceded losses and LAE of $(5.1) million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in net loss and LAE for the three months ended June 30, 2004 was composed of a decrease in gross losses and LAE of $4.9 million and an decrease of ceded losses and LAE of $5.4 million. The Company's negative ceded losses for the three months ended June 30, 2004 primarily relates to a negative ceded loss of $3.5 million related to the commutation of the 1995 aggregate reinsurance treaty and a $1.5 million decrease in ceded reserves related to the 1994 specific excess of loss treaty.

UNDERWRITING EXPENSES. Underwriting expenses decreased $0.5 million, or 10.6%, to $4.2 million for the three months ended June 30, 2004, from $4.7 million for the three months ended June 30, 2003. The net decrease for the quarter ended June 30, 2004 primarily results from the effects of all MIIX policies expiring by December 31, 2003 and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts increased $0.1 million, or 1.8%, to $5.6 million for the three months ended June 30, 2004, from $5.5 million for the three months ended June 30, 2003. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses were approximately $29,000 and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, with the decrease due to the MIIX Healthcare Group, which ceased operations in 2003.

INCOME TAX PROVISION. The income tax provision was $48,000 for the three months ended June 30, 2004, compared to an income tax benefit of $2.4 million for the same period in 2003. The income tax provision of $48,000 in the second quarter of 2004 reflects state income taxes.

NET INCOME (LOSS). Net loss was $6.9 million for the three months ended June 30, 2004, a decrease of $16.3 million, or 173.4%, from net income of $9.4 million for the three months ended June 30, 2003 for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

NET PREMIUMS EARNED. Net premiums earned were $(0.7) million for the six months ended June 30, 2004, a decrease of approximately $27.8 million, from $27.1 million for the six months ended June 30, 2003. This net decrease consists of a decrease in direct premiums earned of $21.6 million and an increase in ceded premiums earned of $6.2 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002.

Total premiums written were approximately $(0.1) for the six months ended June 30, 2004, an increase of $0.8 million, from total premiums written of $(0.9) million for the six months ended June 30, 2003. The increase in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002 and primarily reflects policy cancellations, which were greater in 2003 than 2004.

NET INVESTMENT INCOME. Net investment income decreased approximately $7.0 million, or 34.8%, to $12.9 million for the six months ended June 30, 2004 from $19.9 million for the same period in 2003. Average invested assets at amortized cost decreased to approximately $646.3 million for the six months ended June 30, 2004 compared to approximately $959.1 million for the same period last year. The decrease in net investment income reflects the combined effects of a decline in market yields and a decline in the total invested asset base. The average annualized pre-tax yield on the investment portfolio was 4.1% for the six months ended June 30, 2004 and 2003.

REALIZED INVESTMENT GAINS. Net realized investment gains were $9.1 million for the six months ended June 30, 2004, an increase in investment gains of approximately $6.7 million, or 279.2%, compared to net realized investment gains of $2.4 million for the same period in 2003. During the six months ended June 30, 2004, the Company recorded realized gains of approximately $10.6 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio. During the same period, the Company recognized approximately $1.5 million of realized losses. In the six months ended of 2003, realized gains of approximately $12.2 million were recognized due to sales of fixed maturity investments. During the same period, the Company recognized approximately $9.8 million of realized losses. The realized losses included $8.7 million of other-than-temporary declines in investment values, of which $7.7 million was attributable to Conseco/Green Tree Financial corporate bonds and $1.0 million to collateralized bond obligations.

OTHER REVENUE. Other revenue increased approximately $0.1 million, or 3.2%, to $3.2 million for the six months ended June 30, 2004 from $3.1 million for the same period last year. This net increase is primarily composed of an increase of approximately $1.1 million associated with management services and related contracts with MDAdvantage, offset by a $1.0 million reduction in renewal rights revenue.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased $16.4 million, or 75.9%, to $5.2 million for the six months ended June 30, 2004 from $21.6 million for the six months ended June 30, 2003. The provision for losses and LAE is net of ceded losses and LAE of $(5.2) million and $(11.4) million for the six months ended June 30, 2004 and 2003, respectively. The decrease in net loss and LAE for the six months ended June 30, 2004 was composed of a decrease in gross losses and LAE of $10.2 million and an increase of ceded losses and LAE of $6.2 million. The Company's negative ceded losses for the six months ended June 30, 2004 primarily relates to a negative ceded loss of $3.5 million related to the commutation of the 1995 aggregate reinsurance treaty and a $1.5 million decrease in ceded reserves related to the 1994 specific excess of loss treaty.

UNDERWRITING EXPENSES. Underwriting expenses decreased $1.2 million, or 11.5%, to $9.2 million for the six months ended June 30, 2004, from $10.4 million for the six months ended June 30, 2003. The net decrease for the six months ended June 30, 2004 primarily results from the effects of all MIIX policies expiring by December 31, 2003 and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts increased $0.1 million, or 1.0%, to $9.8 million for the six months ended June 30, 2004, from $9.7 million for the six months ended June 30, 2003. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased $0.5 million, or 93.8%, to approximately $29,000 for the six months ended June 30, 2004, from $0.5 million for the six months ended June 30, 2003, with the decrease due to MIIX Healthcare Group, which ceased operations in 2003.

INCOME TAX PROVISION. The income tax provision was $0.1 million for the six months ended June 30, 2004, compared to an income tax benefit of $4.3 million for the same period in 2003. The income tax provision of $0.1 million in the six months ended June 30, 2004 reflects state income taxes.

NET INCOME. Net income was $0.2 million for the six months ended June 30, 2004, a decrease of $14.5 million, or 98.6%, from net income of $14.7 million for the six months ended June 30, 2003 for the reasons discussed above.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $580.1 million at June 30, 2004 and $773.5 million at December 31, 2003. The net decrease of $193.4 million largely resulted from the sale of fixed-maturity investments to meet accelerating claims settlements.

Fixed-maturity investments available for sale at fair value, including short-term investments, were $554.1 million, or 99.4% of the investment portfolio of the Company, as of June 30, 2004. At that date, the average credit quality of the fixed income portfolio was "AA," as defined by an independent rating agency, while the total portfolio effective duration (excluding short-term investments) was 3.3 years.

UNPAID LOSSES AND LAE, FUNDS HELD UNDER REINSURANCE TREATIES, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND REINSURANCE RECOVERABLE ON PAID LOSSES. Gross unpaid losses and LAE were $1,018.6 million at June 30, 2004 and $1,219.0 million at December 31, 2003. The net decrease in unpaid losses and LAE reserves was primarily attributable to claims paid activity. Funds held under reinsurance contracts decreased from $292.1 million at December 31, 2003 to $202.3 million at June 30, 2004. Reinsurance recoverable on unpaid losses and LAE was $307.6 million at June 30, 2004 and $425.8 million at December 31, 2003. The net decrease in reinsurance recoverable on unpaid losses is primarily attributable to decreases in ceded loss and LAE reserves. Reinsurance recoverable on paid losses increased $9.3 million in the first six months of 2004 due to increases in ceded paid losses to reinsurers. Substantially all of the reinsurance recoverables at June 30, 2004 are collateralized by the funds held under reinsurance treaties and letters of credit.

STOCKHOLDERS' EQUITY (DEFICIENCY). Total stockholders' deficiency was $(288.7) million at June 30, 2004 and $(278.5) million at December 31, 2003. The net increase in the deficiency of $10.2 million consisted primarily of a change in unrealized net depreciation of investments of $10.7 million.

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

MIIX, while in supervised runoff through September 28, 2004, needed to have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having funds available to meet ordinary operating costs. The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets and recoveries from reinsurance. Funds are used to pay primarily losses and LAE, operating expenses and reinsurance premiums. The Company's net cash flow used in operating activities were approximately $(190.3) million and $(133.3) million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash flow during 2004 was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of several higher severity cases, lower investment income and a cessation in premium collection reflecting runoff of MIIX. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. However, as a result of the Order of Rehabilitation on September 28, 2004, the Company no longer has control over the operations of MIIX and, accordingly, the financial position and results of operations of MIIX will no longer be reflected in the Company's financial statements after September 28, 2004.

The Company's investments consisted primarily of fixed-maturity securities. The Company's investment strategy sought to maximize after-tax income through holding an investment grade, intermediate term, diversified, taxable bond portfolio, while maintaining an adequate level of liquidity. At June 30, 2004, the portfolio had an average credit quality of "AA," an average duration of 2.5 years, and an annualized yield of 4.1%.

The Company held collateral of $202.3 million and $292.1 million at June 30, 2004 and December 31, 2003, respectively, in the form of funds held, and $147.8 million and $161.2 million at June 30, 2004 and December 31, 2003, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

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

The Company's investment portfolio at June 30, 2004 is primarily composed of fixed-maturity securities, consisting of 75.9% of total investments at market value. U.S. government and tax-exempt bonds represent 16.2%, corporate bonds represent 24.5% and mortgage backed and asset backed securities represent 59.3% of fixed-maturity investments. Short-term investments represent 23.5% of total investments at market value and equity investments, primarily common stock, accounts for the remaining 0.6%.

At June 30, 2004 and December 31, 2003, the Company had net unrealized gains on its fixed-maturity investment portfolio of $4.2 million and $14.9 million, respectively.

Management does not expect that significant unrealized losses will be realized on the fixed maturity portfolio given the credit quality of the portfolio at June 30, 2004 and the Company's policy of matching asset and liability maturities. Asset and liability matching is an important part of the Company's portfolio management process. The Company utilizes financial modeling and scenario analysis to closely monitor the effective modified duration of assets and liabilities in order to minimize mismatching. The goal of effective asset/liability management is to allow payment of claims and operating expenses from operating funds without disrupting the Company's long-term investment strategy.

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

There were no material changes to the Company's financial market risks between December 31, 2003 and June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, and with the participation of management, The MIIX Group's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures (as defined in the Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports The MIIX Group files under Section 15(d) of the Exchange Act.

There were no changes in The MIIX Group's internal control over financial reporting during the period ended June 30, 2004 that have materially affected, or that are reasonably likely to materially affect, The MIIX Group's internal control over financial reporting. There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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