Form 10-Q
period 2004-09-30
MIIX GROUP INC
filed 2004-11-22
CIK 1064063

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________ to __________.

                        Commission File Number: 001-14593

                          THE MIIX GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                         22-3586492
  (State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                      identification number)


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

                               YES          NO  X
                                  -----       -----

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES          NO  X
                                  -----       -----

        As of October 28, 2004, the number of outstanding shares of the Registrant's Common Stock was 13,993,425.

================================================================================

TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION.................................................4

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........19

ITEM 4.  CONTROLS AND PROCEDURES..............................................20

PART II  OTHER INFORMATION....................................................20

ITEM 1.  LEGAL PROCEEDINGS....................................................20

ITEM 6.  EXHIBITS.............................................................22

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


PART I    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                            THE MIIX GROUP, INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                  ----------------------------------
                                                                                       2004               2003
                                                                                  --------------      --------------
                                     ASSETS                                        (Unaudited)
Securities available-for-sale:
   Fixed-maturity investments, at fair value (amortized cost: 2004 - $1,888;
     2003 - $680,797)                                                                 $     1,931      $   695,735
   Equity investments, at fair value (cost: 2004 - $2; 2003 - $2,781)                           1            3,226
   Short-term investments, at cost which approximates fair value.............               3,168           56,468
                                                                                      -----------      -----------
         Total investments...................................................               5,100          755,429

Cash.........................................................................                  76           18,081
Accrued investment income....................................................                   5            6,520
Premium receivable, net......................................................                   0              708
Reinsurance recoverable on unpaid losses.....................................                   0          425,785
Reinsurance recoverable on paid losses, net..................................                   0           31,874
Other assets.................................................................               3,352           40,242
                                                                                      -----------      -----------
         Total assets........................................................         $     8,533      $ 1,278,639
                                                                                      ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
Unpaid losses and loss adjustment expenses...................................         $       908      $ 1,218,957
Funds held under reinsurance treaties........................................                   0          292,126
Payable to MIIX Insurance Company in Rehabilitation..........................               2,929                0
Other liabilities............................................................               3,799           46,077
                                                                                      -----------      -----------
         Total liabilities...................................................               7,636        1,557,160
                                                                                      -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares
   issued and outstanding....................................................                   0                0
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,538,005 shares issued (2004 - 13,993,425 shares outstanding; 2003 - 14,497,536
   shares outstanding).......................................................                 166              166
Additional paid-in capital...................................................              43,322           40,270
Retained earnings (deficit)..................................................             (12,379)        (301,402)
Treasury stock, at cost (2004 - 2,544,580 shares; 2003 - 2,040,469 shares)...             (28,624)         (25,115)
Stock purchase loans and unearned stock compensation.........................              (1,630)          (2,617)
Accumulated other comprehensive income ......................................                  42           10,177
                                                                                      -----------      -----------
         Total stockholders' equity (deficiency).............................                 897         (278,521)
                                                                                      -----------      -----------
         Total liabilities and stockholders' equity (deficiency).............         $     8,533      $ 1,278,639
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

SEE ACCOMPANYING NOTES

                                                                                                                 4


                                                     THE MIIX GROUP, INCORPORATED

                                                   CONSOLIDATED STATEMENTS OF INCOME
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              (UNAUDITED)


                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -----------------------------  -----------------------------
                                                             2004             2003          2004             2003
                                                         ------------     ------------  ------------     ------------
REVENUES
Net premiums earned...................................   $   (19,171)     $     1,989    $  (19,894)      $   29,126
Net investment income.................................         4,800            7,839        17,749           27,699
Realized investment gains.............................         1,771            2,595        10,919            4,950
Other revenue.........................................         2,023            1,879         5,192            5,002
                                                         ------------     ------------  ------------     ------------
     Total revenues...................................       (10,577)          14,302        13,966           66,777
                                                         ------------     ------------  ------------     ------------

EXPENSES
Losses and loss adjustment expenses...................           463           (3,844)        5,683           17,719
Underwriting expenses.................................         4,536            4,287        13,747           14,706
Funds held charges....................................        14,734            4,984        24,490           14,662
Other expenses........................................           (11)             162            18              631
                                                         ------------     ------------  ------------     ------------
     Total expenses...................................        19,722            5,589        43,938           47,718
                                                         ------------     ------------  ------------     ------------

Gain resulting from Order of Rehabilitation of MIIX
   Insurance Company..................................       319,003                0       319,003                0
                                                         ------------     ------------  ------------     ------------

Income before income taxes............................       288,704            8,713       289,031           19,059
Income tax provision (benefit)........................           (73)           1,679             8           (2,634)
                                                         ------------     ------------  ------------     ------------
     Net income.......................................   $   288,777      $     7,034   $   289,023      $    21,693
                                                         ============     ============  ============     ============

Basic and diluted earnings per share..................        $21.00            $0.52        $21.11            $1.62
                                                         ============     ============  ============     ============

Dividend per share of common stock....................         $0.00            $0.00         $0.00            $0.00
                                                         ============     ============  ============     ============

SEE ACCOMPANYING NOTES

                                                                                                                    5


                                                     THE MIIX GROUP, INCORPORATED

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                              (UNAUDITED)


                                                                                         STOCK
                                                                                        PURCHASE
                                                                                        LOANS AND      ACCUMULATED       TOTAL
                                 NUMBER OF   COMMON  ADDITIONAL   RETAINED              UNEARNED          OTHER      STOCKHOLDERS'
                                   SHARES    STOCK    PAID-IN     EARNINGS  TREASURY      STOCK       COMPREHENSIVE      EQUITY
                                OUTSTANDING  ISSUED   CAPITAL    (DEFICIT)    STOCK    COMPENSATION      INCOME       (DEFICIENCY)
                                -----------  ------   -------    ---------    -----    ------------      ------       ------------

Balance at January 1, 2004....   14,497,536   $166    $40,270    $(301,402)  $(25,115)     $(2,617)   $     10,177     $  (278,521)
 Net income...................                                     289,023                                                 289,023

 Other comprehensive
   income (loss), net of tax:

 Net change in unrealized
   appreciation on securities
   available-for-sale, net
   of deferred taxes of $0....                                                                             (10,135)        (10,135)

 Stock purchase and loan
   agreement activities.......     (504,111)                                                   (41)                           (41)

 Stock compensation and
   treasury stock activity....                          3,052                  (3,509)       1,028                            571
                                 ----------   ----    -------    ---------   --------   ----------    ------------     ----------

Balance at September 30, 2004.   13,993,425   $166    $43,322    $ (12,379)  $(28,624)     $(1,630)   $         42     $      897
                                 ==========   ====    =======    =========   ========   ==========    ============     ==========


SEE ACCOMPANYING NOTES


                                                                                                                                 6


                                              THE MIIX GROUP, INCORPORATED

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                          2004                 2003
                                                                                     --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................................     $   289,023         $    21,693

Adjustments to reconcile net income to net cash used in operating activities:
Gain resulting from the Order of Rehabilitation of MIIX Insurance Company.........        (319,003)                  0
Change in cash resulting from the Order of Rehabilitation of MIIX Insurance
     Company......................................................................         (18,212)                  0
Changes in accounts before the effect of the Order of Rehabilitation:
     Other stock based compensation...............................................             640                  72
     Unpaid losses and loss adjustment expenses...................................        (256,659)           (231,556)
     Unearned premiums............................................................               0             (24,837)
     Premium deposits.............................................................               0                (209)
     Premium receivable, net......................................................            (195)              6,863
     Reinsurance balances, net....................................................          55,011              30,915
     Deferred policy acquisition costs............................................               0               1,016
     Realized gains...............................................................         (10,919)             (4,950)
     Accretion and amortization...................................................           1,985               2,738
     Accrued investment income....................................................           3,217               1,118
     Other assets.................................................................            (503)               (119)
     Other liabilities............................................................          (5,901)            (15,460)
                                                                                       -----------         -----------
Net cash used in operating activities.............................................        (261,516)           (212,716)
                                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from fixed-maturity investment sales.....................................         378,274             442,099
Proceeds from fixed-maturity investments matured, called or prepaid...............          73,512             164,855
Proceeds from equity investment sales.............................................               7               2,024
Cost of investments acquired......................................................        (163,636)           (555,462)
Change in short-term investments, net.............................................         (36,224)            157,477
Net payable for securities........................................................          (8,312)             14,223
                                                                                       -----------         -----------
Net cash provided by investing activities.........................................         243,621             225,216
                                                                                       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds employee stock loans.....................................................               4                 317
Purchase of treasury stock........................................................            (114)                 (8)
                                                                                       -----------         -----------
Net cash (used in) provided by financing activities...............................            (110)                309
                                                                                       -----------         -----------

Net change in cash................................................................         (18,005)             12,809
Cash, January 1...................................................................          18,081               4,667
                                                                                       -----------         -----------
Cash, September 30................................................................     $        76         $    17,476
                                                                                       ===========         ===========

SEE ACCOMPANYING NOTES

                                                                                                                     7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and operations of The MIIX Group, Incorporated ("The MIIX Group") and its wholly-owned subsidiaries, New Jersey State Medical Underwriters, Inc. and its wholly-owned subsidiaries (the "Underwriter"), and until September 28, 2004, MIIX Insurance Company ("MIIX") and its wholly-owned subsidiaries Lawrenceville Holdings, Inc. ("LHI") and MIIX Insurance Company of New York ("MIIX New York"), collectively (the "Company"). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and in the opinion of management, reflect all adjustments (recurring and non-recurring) considered necessary for a fair presentation. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year as explained in Note 2, Recent Developments and Subsequent Events.

Significant aspects of the description of the Company's business contained in this report are historical in nature and are not necessarily reflective of the Company's current activities.

As discussed further in Note 7, Deconsolidation of MIIX and its Subsidiaries, substantially all of the Company's insurance operations were placed into rehabilitation on September 28, 2004. MIIX and its subsidiaries have been deconsolidated from The MIIX Group as of September 30, 2004, as The MIIX Group no longer has control over the assets or operations of MIIX as of September 28, 2004.

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

New Jersey insurance regulation provides that when an insurance company is deemed in a hazardous financial condition, the State may step in and assume control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The New Jersey Department has assumed control of the operations of MIIX in rehabilitation. Because the Company has no continuing legal obligation with respect to MIIX, the Company has made no provision for the excess of liabilities over assets of MIIX as of September 30, 2004. Accordingly, as of September 30, 2004, the Company followed the equity method of accounting for its investment in MIIX and recorded its investment in MIIX at $-0-, and the deficiency in equity that existed as of September 30, 2004 was reversed and recognized as a gain on deconsolidation as of and for the period ended September 30, 2004.

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

3.      STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During the first nine months of 2004, 355,092 shares of restricted stock vested, having a per share market value of $0.64 and 164,348 additional shares vested, having a per share market value of $0.16. Also in the nine months of 2004, 28,807 options were cancelled, 0 options were exercised and 266,498 restricted shares of The MIIX Group common stock were cancelled. During the nine months ended September 30, 2003, 38,671 options were cancelled, options were exercised, and a former officer tendered 8,922 shares of The MIIX Group common stock and reduced his stock purchase and loan balance to $0. All transactions were recorded at the fair market value of The MIIX Group common stock on the effective date of the transactions.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation to Stock-Based Employee Compensation" for the nine months ended September 30:

                                                                    2004          2003
                                                                    ----          ----
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Net income, as reported                                   $289,023      $ 21,693
        Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects                          (167)           33
                                                                  --------      --------
        Pro forma net gain                                        $288,856      $ 21,726
                                                                  ========      ========
        Basic earnings per share:
          As reported                                               $21.11         $1.62
          Pro forma                                                  21.10          1.62
        Diluted earnings per share:
          As reported                                               $21.11         $1.62
          Pro forma                                                  21.10          1.62
        Estimated weighted average of the fair value
           of options granted                                        $0.00         $0.00

The per share weighted-average fair value of stock options was estimated at each date of grant using a Black-Scholes option pricing model using the following assumptions: Risk-free interest rates ranging from 1.7% to 6.8%; dividend yields ranging from 0% to 2.7%; volatility factors of the expected market price of the Company's common stock ranging from 26.3% to 32.6%; and a three-year weighted average expected life of the options.

4.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                             2004           2003            2004          2003
                                                        -------------  -------------    -------------  -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator for basic and diluted earnings per
  share of common stock:
    Net income ....................................         $288,777        $7,034          $289,023       $21,693
                                                            ========       =======          ========       =======

 Denominator for basic and diluted earnings per
  share of common stock - weighted-average
  shares outstanding...............................           13,752        13,452            13,690        13,395
                                                            ========       =======          ========       =======

Basic and diluted earnings per share of
  common stock.....................................           $21.00         $0.52            $21.11         $1.62
                                                            ========       =======          ========       =======

5.      COMPREHENSIVE INCOME (LOSS)

The Company has classified its entire investment portfolio as available-for-sale. Unrealized gains (losses) at September 30, 2004 and December 31, 2003, except those determined to be other-than-temporary, are reflected as accumulated other comprehensive income in the Consolidated Statement of Stockholders' Equity (Deficiency) and Consolidated Balance Sheets. However, as described in Notes 2 and 7, the investment portfolio of MIIX was subject to the Order of Rehabilitation such that as of September 30, 2004, the investments of MIIX are no longer included in the accounts and operations of the Company.

The components of comprehensive income (loss), net of related tax, for the periods ended September 30, 2004 and 2003 are as follows:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                             2004           2003            2004          2003
                                                        -------------  -------------    -------------  -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income.........................................         $288,777        $7,034          $289,023       $21,693

Other comprehensive income (loss):
  Unrealized holding appreciation (depreciation)
    arising during period (net of tax).............            2,382        (4,643)              784        (2,569)

  Reclassification adjustment for gains realized
    in net income (net of tax).....................           (1,771)       (2,595)          (10,919)       (4,950)
                                                          ----------    ----------        ----------    ----------

Net unrealized appreciation (depreciation) arising
    during the period ended September 30
    (net of tax)....................................             611        (7,238)          (10,135)       (7,519)
                                                          ----------    ----------        ----------    ----------


Comprehensive income (loss).........................        $289,388        $ (204)         $278,888       $14,174
                                                          ==========    ==========        ==========    ==========

6.      INCOME TAXES

The effective tax rate differs from the statutory tax rate primarily as a result of a full valuation allowance being established against the significant net operating loss of the Company. The income recognized as a result of the Order of Rehabilitation will not result in a tax liability to the Company due to its operating loss carryforward.

7.      DECONSOLIDATION OF MIIX AND ITS SUBSIDIARIES

On September 28, 2004, the Superior Court of New Jersey entered an Order placing MIIX into rehabilitation and naming the Commissioner of the New Jersey Department as Rehabilitator with immediate and exclusive control over the business and property of MIIX. See "Recent Developments and Subsequent Events."

New Jersey insurance regulation provides that when an insurance company is deemed in a hazardous financial condition, the State may step in and assume control of all operations of the insurance company, including a provision for any shortfall in funds to pay claims. The New Jersey Department has assumed control of the operations of MIIX in rehabilitation. Because the Company has no continuing legal obligation with respect to MIIX, the Company has made no provision for the excess of liabilities over assets of MIIX as of September 30, 2004. Accordingly, as of September 30, 2004, the Company followed the equity method of accounting for its investment in MIIX and recorded its investment in MIIX at $-0-, and the deficiency in equity that existed as of September 28, 2004 was reversed and recognized as a gain on deconsolidation as of and for the period ended September 30, 2004.

Consequently, MIIX's balance sheet amounts are excluded from the consolidated financial statements at September 30, 2004 and the operating results only reflect the result of MIIX's operation in the individual income and expense line items for periods prior to September 28, 2004.

The Company will not report the operations of MIIX as discontinued operations as of September 30, 2004 because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and perform administrative services subsequent to the September 28, 2004 Order of Rehabilitation. Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly. The table below provides an unaudited pro forma statement of income as if the Company treated MIIX as a discontinued operation for the nine months ended September 30, 2004.

                                             As Reported       Pro Forma
                                             -----------       ---------
Revenues
Net premiums earned                         $    (19,894)     $       71
Net investment income                             17,749              (9)
Realized investment gains (losses)                10,919             179
Other income                                       5,192           4,901
                                             -----------      ----------
   Total revenues                                 13,966           5,142
                                             -----------      ----------

Expenses
Losses and loss adjustment expenses                5,683            (128)
Underwriting and other expenses                   13,765           6,353
Funds held charges                                24,490               4
                                             -----------      ----------
   Total expenses                                 43,938           6,229
                                             -----------      ----------

Gain resulting from Order of
   Rehabilitation of MIIX Insurance Company      319,003         319,003
                                             -----------      ----------

Income before income taxes                       289,031         317,916
Income tax provision                                   8               8
                                             -----------      ----------
   Net income                                $   289,023      $  317,908
                                             ===========      ==========

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

In the discussion and analysis that follows, consideration should be given to the Order of Rehabilitation discussed in Notes 2 and 7.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

REPORTING AND CONSOLIDATION. The Company has not reported the operations of MIIX as discontinued operations because the Company continues to have significant continuing involvement in the operations of MIIX through November 2004. Employees of the Underwriter continue to service, process and adjudicate claims and perform administrative services subsequent to the September 28, 2004 Order of Rehabilitation (see "Recent Developments" following). Therefore, the Company will not record MIIX as a discontinued operation until this activity diminishes significantly. However, as described in Note 7, the Company did not consolidate the accounts of MIIX as of September 30, 2004.

REINSURANCE. Until September 28, 2004, reinsurance recoverables included the balances due from reinsurance companies for paid and unpaid losses and LAE that will be recovered from reinsurers, based on contracts in force. Amounts recoverable from reinsurers were estimated in a manner consistent with the claim liability associated with the reinsured policy. Reinsurance contracts do not relieve MIIX from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to MIIX. As a result of the Order of Rehabilitation, the Company no longer consolidates the reinsurance accounts of MIIX.

PREMIUMS. Premiums are recorded as earned over the period the policies to which they apply are in force. The reserve for unearned premiums is determined on a monthly pro-rata basis. Gross premiums include both direct and assumed premiums earned.

LOSS AND LOSS ADJUSTMENT EXPENSES. Until September 28, 2004, the Company estimated its liability for losses and LAE using actuarial projections of ultimate losses and LAE and other quantitative and qualitative analyses of conditions expected to affect the future development of claims and related expenses. The estimated liability for losses were based upon paid and case reserve estimates for losses reported, adjusted through judgmental formulaic calculations to develop ultimate loss expectations; related estimates of IBNR losses and expected cash reserve developments based on past experience and projected future trends; deduction of amounts for reinsurance placed with reinsurers; and estimates received related to assumed reinsurance. Amounts attributable to ceded reinsurance derived in estimating the liability for loss and LAE were reclassified as assets in the consolidated balance sheets as required by FAS No. 113. The liability for LAE was provided by estimating future expenses to be incurred in settlement of claims provided for in the liability for losses and was estimated using similar techniques.

The liabilities for losses and LAE and the related estimation methods were continually reviewed and revised to reflect current conditions and trends. The resulting adjustments were reflected in the operating results of the current period. While management believed the liabilities for losses and LAE were adequate to cover the ultimate liability, the actual ultimate loss costs may vary from the amounts presently provided and such differences may be material. However, as indicated elsewhere, on September 28, 2004, the New Jersey Department placed MIIX in rehabilitation, which resulted in the New Jersey Department having full control of MIIX operations.

The Company also has direct and assumed liabilities under covered extended reporting endorsements associated with claims-made policy forms, which generally provide at no additional charge, continuing coverage for claims-made insureds in the event of death, disability or retirement. These liabilities are carried within unearned premium reserves and are estimated through formula calculations that have been verified by the Company's independent actuarial firm using techniques, which possess elements of both loss reserves and pension liabilities, and thus include additional assumptions for mortality, morbidity, retirement, interest and inflation. Since the Company had no policies in force as of December 31, 2003 or September 30, 2004, the Company had no liability with respect to extended reporting endorsements.

INVESTMENTS. The Company designated its entire investment portfolio as available-for-sale. As such, all investments are carried at their fair values. The fair value of securities is based upon quoted market prices when available. Where market prices or broker quotations are not available, the fair value is estimated based upon discounted cash flow, applying current interest rates for similar financial instruments with comparable terms and credit quality. The estimated fair value of a financial instrument may be significantly different from the amount that could be realized if the security were sold immediately. Under the Order of Rehabilitation, which was entered on September 28, 2004, the New Jersey Department has assumed control of the investment portfolio. As a result, as of that date the

Company no longer has control over MIIX's investments, the liquidation of those investments, or investment policy. The discussion set forth below does not describe the management of MIIX's investment portfolio subsequent to September 28, 2004, as the New Jersey Department's approach to the management of that portfolio is not known to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following comparative results are prior to the affects of the September 28, 2004 Order of Rehabilitation.

NET PREMIUMS EARNED. Net premiums earned were $(19.2) million for the three months ended September 30, 2004, a decrease of approximately $21.2 million, from $2.0 million for the three months ended September 30, 2003. The net decrease consists of a decrease in direct premiums earned of $2.6 million and an increase in ceded premiums earned of $18.6 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002.

MIIX's excess reinsurance contracts currently contain a provision allowing reinsurers to offer additional reinsurance coverage that MIIX is obligated to accept. In September and October 2004, the reinsurers initiated requests for additional premiums in accordance with contract terms. The increase in ceded premiums earned is due to the accrual of $20.3 million of additional premiums ceded to reinsurers as a result of these requests. Reinsurers are prohibited from canceling current reinsurance agreements or making additional premium charges to MIIX under the September 28, 2004 Order of Rehabilitation.

There were no total written premiums for the three months ended September 30, 2004, a decrease of $0.3 million from total premiums written of $0.3 million for the three months ended September 30, 2003. The decrease in total premiums written primarily reflects the Company's cessation of writing or renewing policies during the second quarter of 2002.

NET INVESTMENT INCOME. Net investment income decreased approximately $3.0 million, or 38.5%, to $4.8 million for the three months ended September 30, 2004 from $7.8 million for the same period in 2003. Average invested assets at amortized cost decreased to approximately $524.8 million for the three months ended September 30, 2004 compared to approximately $854.8 million for the same period last year. The decrease in net investment income reflects the decline in the total invested asset base during the third quarter of 2004 as compared to the third quarter of 2003. The average annualized pre-tax yield on the investment portfolio was 3.7% for the three months ended September 30, 2004 and 2003.

REALIZED INVESTMENT GAINS. Net realized investment gains were $1.8 million for the three months ended September 30, 2004, a decrease in investment gains of approximately $0.8 million, or 30.8%, compared to net realized investment gains of $2.6 million for the same period in 2003. During the quarter ended September 30, 2004, the Company recorded realized gains of approximately $1.8 million. In the third quarter of 2003, realized gains of approximately $5.2 million were recognized due to sales of fixed maturity investments and realized losses of

$2.6 million included $1.7 million of other-than-temporary declines in investment values, primarily as the result of continued poor performance in collateralized bond and loan obligations.

OTHER REVENUE. Other revenue increased approximately $0.1 million, or 5.3%, to $2.0 million for the three months ended September 30, 2004 from $1.9 million for the same period last year. This net increase primarily results from approximately $0.4 million associated non-insurance income of the Underwriter, offset by a $0.3 million decrease relating to management services and related contracts with MDAdvantage.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE increased $4.3 million, to $0.5 million for the three months ended September 30, 2004 from $(3.8) million for the three months ended September 30, 2003. The provision for losses and LAE is net of ceded losses and LAE of $1.1 million and $(5.0) million for the three months ended September 30, 2004 and 2003, respectively. The increase in net loss and LAE for the three months ended September 30, 2004 was composed of a decrease in gross losses and LAE of $1.7 million and a decrease in ceded losses of $6.0 million.

UNDERWRITING EXPENSES. Underwriting expenses increased $0.2 million, or 4.7%, to $4.5 million for the three months ended September 30, 2004, from $4.3 million for the three months ended September 30, 2003. The net increase for the quarter ended September 30, 2004 primarily results from the increased professional and advisory fees associated with MIIX's entry into rehabilitation.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts increased $9.7 million, or 194.0%, to $14.7 million for the three months ended September 30, 2004 from $5.0 million for the three months ended September 30, 2003. The increase is an adjustment to the interest charge on the aggregate reinsurance treaties of $11.3 million, which is due to the reinsurers' September and October 2004 request for additional premiums. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased approximately $0.2 million, to $(11,000) for the three months ended September 30, 2004, from $0.2 million for the three months ended September 30, 2003, with the decrease due to MIIX Healthcare Group, which ceased operations in 2003.

INCOME TAX PROVISION. The income tax benefit was $0.1 million for the three months ended September 30, 2004, compared to an income tax provision of $1.7 million for the same period in 2003. The income tax benefit of $0.1 million in the third quarter of 2004 reflects state income taxes.

NET INCOME. Net income was $288.8 million for the three months ended September 30, 2004, an increase of $281.8 million, from net income of $7.0 million for the three months ended September 30, 2003 for the reasons discussed above and in
Note 7, Deconsolidation of MIIX and its Subsidiaries.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following comparative results are prior to the affects of the September 28, 2004 Order of Rehabilitation.

NET PREMIUMS EARNED. Net premiums earned were $(19.9) for the nine months ended September 30, 2004, a decrease of approximately $49.0 million, from $29.1 million for the nine months ended September 30, 2003. This net decrease consists of a decrease in direct premiums earned of $24.2 million and an increase in ceded premiums earned of $24.8 million. The decrease in direct premiums earned reflects the Company's cessation of writing or renewing policies during 2002. The increase in ceded premiums earned is due to the accrual of $20.3 million of additional premiums ceded to reinsurers under MIIX's aggregate reinsurance treaties.

Total premiums written were $(0.1) million for the nine months ended September 30, 2004, an increase of $0.6 million, or 85.7%, from total premiums written of $(0.7) million for the nine months ended September 30, 2003. The negative total premiums written in both periods reflects the Company's cessation of writing or renewing policies during the second quarter of 2002 and primarily reflects policy cancellations.

NET INVESTMENT INCOME. Net investment income decreased approximately $10.0 million, or 36.1%, to $17.7 million for the nine months ended September 30, 2004 from $27.7 million for the same period in 2003. Average invested assets at amortized cost decreased to approximately $606.1 million for the nine months ended September 30, 2004 compared to approximately $931.3 billion for the same period last year. The decrease in net investment income reflects the decline in the total invested asset base during the first nine months of 2004 as compared to first nine months of 2003. The average annualized pre-tax yield on the investment portfolio decreased to 3.9% for the nine months ended September 30, 2004 from 4.0% for the same period in 2003.

REALIZED INVESTMENT GAINS. Net realized investment gains were $10.9 million for the nine months ended September 30, 2004, an increase in investment gains of approximately $6.0 million, compared to net realized investment gains of $4.9 million for the same period in 2003. During the nine months ended September 30, 2004, the Company recorded realized gains of approximately $12.4 million primarily due to sales of fixed maturity investments as a result of modifications to the investment portfolio and recognized approximately $1.5 million of realized losses. In the nine months ended September 30, 2003, realized gains of approximately $17.3 million were recognized due to sales of fixed maturity investments and realized losses of $12.4 million included $10.4 million of other-than-temporary declines in investment values, of which $8.1 million was associated with Conseco / Green Tree Financial corporate bonds and $2.1 million was attributable to collateralized bond obligations.

OTHER REVENUE. Other revenue increased approximately $0.2 million, or 4.0%, to $5.2 million for the nine months ended September 30, 2004 from $5.0 million for the same period last year. This net increase is primarily composed of an increase of approximately $0.3 million associated with management services and related contracts with MDAdvantage, offset by a $0.1 million reduction in finance revenue.

LOSS AND LOSS ADJUSTMENT EXPENSE (LAE). The provision for losses and LAE decreased $12.0 million, or 67.8%, to $5.7 million for the nine months ended September 30, 2004 from $17.7 million for the nine months ended September 30, 2003. The provision for losses and LAE is net of ceded losses and LAE of $(6.3) million and $(6.4) million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in net loss and LAE for the nine months ended September 30, 2004 was composed of a decrease in gross losses and LAE of $11.9 million and a decrease in ceded losses and LAE of $0.1 million.

UNDERWRITING EXPENSES. Underwriting expenses decreased $1.0 million, or 6.8%, to $13.7 million for the nine months ended September 30, 2004, from $14.7 million for the nine months ended September 30, 2003. The net decrease for the nine months ended September 30, 2004 primarily results from the effects of all MIIX policies expiring by December 31, 2003 and reductions in compensation and benefit costs related to the restructuring and downsizing actions which began in the first quarter of 2002.

FUNDS HELD CHARGES. Funds held charges related to the Company's aggregate reinsurance contracts increased $9.8 million, or 66.7%, to $24.5 million for the nine months ended September 30, 2004 from $14.7 million for the nine months ended September 30, 2003. The increase is an adjustment to the interest charge on the aggregate reinsurance treaties of $11.3 million, which is due to the reinsurers' September and October 2004 request for additional premiums. Funds held charges are calculated based upon the beginning of quarter funds held balances and are adjusted based upon changes to ceded premiums associated with changes in ceded losses.

OTHER EXPENSES. Other expenses decreased approximately $0.6 million, or 97.0%, to $18,000 for the nine months ended September 30, 2004, from $0.6 million for the nine months ended September 30, 2003 with the decrease due to MIIX Healthcare Group, which ceased operations in 2003.

INCOME TAX PROVISION. The income tax provision was $8,000 for the nine months ended September 30, 2004, compared to an income tax benefit of $2.6 million for the same period in 2003. The income tax provision of $8,000 for the first nine months of 2004 reflects state income taxes.

NET INCOME. Net income was $289.0 million for the nine months ended September 30, 2004, an increase of $267.3 million from net income of $21.7 million for the nine months ended September 30, 2003 for the reasons discussed above and in Note 7, Deconsolidation of MIIX and its Subsidiaries.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS. Aggregate invested assets at fair value, including cash and short-term investments, were $5.2 million at September 30, 2004 and $773.5 million at December 31, 2003. The net decrease of $768.3 million largely resulted from the deconsolidation of MIIX from The MIIX Group (see Note 7, Deconsolidation of MIIX and its Subsidiaries).

UNPAID LOSSES AND LAE, REINSURANCE RECOVERABLE ON UNPAID LOSSES AND LAE AND FUNDS HELD UNDER REINSURANCE TREATIES. Gross unpaid losses and LAE were $0.9 million at September 30, 2004 and $1,219.0 million at December 31, 2003. Reinsurance recoverable on unpaid losses and LAE was $0 at September 30, 2004 and $425.8 million at December 31, 2003. The net decrease in unpaid losses and LAE reserves and in reinsurance recoverable is primarily attributable to the deconsolidation of MIIX from The MIIX Group (see Note 7, Deconsolidation of MIIX and its Subsidiaries).

STOCKHOLDERS' EQUITY (DEFICIENCY). Total stockholders' equity was $0.9 million at September 30, 2004 and $(278.5) million at December 31, 2003. The net increase of $279.4 million consisted primarily of the net income of $288.8 million which resulted primarily from the deconsolidation of MIIX from The MIIX Group (see Note 7, Deconsolidation of MIIX and its Subsidiaries).

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

MIIX, while in supervised runoff through September 28, 2004, needed to have cash and liquid assets available to meet its obligations to policyholders in accordance with contractual obligations, in addition to having funds available to meet ordinary operating costs. The primary sources of the Company's liquidity are net investment income, proceeds from the maturity or sale of invested assets and recoveries from reinsurance. Funds are used to pay primarily losses and LAE, operating expenses and reinsurance premiums. The Company's net cash flow used in operating activities were approximately $(261.5) million and $(212.7) million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash flow during 2004 was primarily the result of increased loss payments, reflecting both the maturation of the Company's expansion book of business and the settlement of several higher severity cases, lower investment income and a cessation in premium collection reflecting runoff of MIIX. Because of the inherent unpredictability related to the timing of the payment of claims, it is not unusual for cash flow from operations for a medical malpractice insurance company to vary, perhaps substantially, from year to year. However, as a result of the Order of Rehabilitation on September 28, 2004, the Company no longer has control over the operations of MIIX and, accordingly, the financial position and results of operations of MIIX will no longer be reflected in the Company's financial statements after September 28, 2004.

The Company held collateral of $0 and $292.1 million at September 30, 2004 and December 31, 2003, respectively, in the form of funds held and $0 and $161.2 million at September 30, 2004 and December 31, 2003, respectively, in the form of letters of credit, for recoverable amounts on ceded unpaid losses and LAE under certain reinsurance contracts. Under the contracts, and as a result of the downgrade of the Company's A.M. Best rating to below B+ during the first quarter of 2002, reinsurers requested that assets supporting the funds withheld account be placed in trust. The Company has established the required trust accounts in accordance with contract provisions. Under the terms of the reinsurance contracts, the funds held are credited with interest at contractual rates ranging from 6.0% to 8.6%, which is recorded as an expense in the period incurred.

During 2002, The MIIX Group's Board of Directors suspended the payments of dividends to stockholders. The Company does not expect to pay dividends for the foreseeable future as it continues to wind-down.

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

The Company's investment portfolio at September 30, 2004 is composed of a fixed-maturity U.S. Government Agency security, accounting for 37.9% of total investments at market value and short-term investments representing 62.1% of total investments at market value.

At September 30, 2004 and December 31, 2003, the Company had net unrealized gains on its fixed-maturity investment portfolio of $0.1 million and $14.9 million, respectively.

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

There were no material changes to the Company's financial market risks between December 31, 2003 and September 30, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2004, and with the participation of management, The MIIX Group's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of The MIIX Group's disclosure controls and procedures (as defined in the Exchange Act Rule 15d-14). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that The MIIX Group's disclosure controls and procedures are effective in providing them with timely material information that is required to be disclosed in reports The MIIX Group files under Section 15(d) of the Exchange Act.

There were no changes in The MIIX Group's internal control over financial reporting during the period ended September 30, 2004 that have materially affected, or that are reasonably likely to materially affect, The MIIX Group's internal control over financial reporting. There were no significant changes in The MIIX Group's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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


                                         THE MIIX GROUP, INCORPORATED


                                  By:     /s/ Patricia A. Costante
                                     -----------------------------------------
                                      Chairman and Chief Executive Officer
                                      (principal executive officer)


                                  By:     /s/ Allen G. Sugerman
                                     -----------------------------------------
                                      Chief Financial Officer
                                      (principal financial and accounting
                                      officer)


                                  Dated:  November 15, 2004